Form 10-K405
period 1994-12-31
AMERICAN HEALTH PROPERTIES INC
filed 1995-03-23
CIK 808240

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-9381

                        American Health Properties, Inc.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                          95-4084878
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)          Identification No.)

       6400 SOUTH FIDDLER'S GREEN CIRCLE
                 SUITE 1800
             ENGLEWOOD, COLORADO                       80111
     (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (303) 796-9793
          Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                  ON WHICH REGISTERED

                 COMMON STOCK                  NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 1, 1995 there were 20,865,539 shares of American Health Properties, Inc. Common Stock, $.01 par value, outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of these shares on such date was approximately $453,974,347. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The following document is incorporated by reference into this Form 10-K: proxy statement for May 19, 1995 annual meeting of shareholders -- incorporated into
Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              TABLE OF CONTENTS

                                    PART I

                                                                                         PAGE
                                                                                         ----
Item 1.    Business....................................................................    1
Item 2.    Properties..................................................................   10
Item 3.    Legal proceedings...........................................................   10
Item 4.    Submission of matters to a vote of security holders.........................   10

                                   PART II
Item 5.    Market for registrant's common stock and related stockholder matters........   10
Item 6.    Selected financial data.....................................................   11
Item 7.    Management's discussion and analysis of financial condition and results of
           operations..................................................................   11
Item 8.    Financial statements and supplementary data.................................   15
Item 9.    Changes in and disagreements with accountants on accounting and financial
           disclosure..................................................................   15

                                   PART III
Item 10.   Directors and executive officers of the registrant..........................   16
Item 11.   Executive compensation......................................................   16
Item 12.   Security ownership of certain beneficial owners and management..............   16
Item 13.   Certain relationships and related transactions..............................   16

                                   PART IV
Item 14.   Exhibits, financial statement schedules, and reports on Form 8-K............   16

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     American Health Properties, Inc. (the "Company," which term refers to the Company and its subsidiaries unless the context otherwise requires) is a self-administered real estate investment trust ("REIT") that commenced operations in 1987. The Company has investments in health care facilities, including 13 acute care hospitals, three rehabilitation hospitals and five psychiatric hospitals, all of which are operated by qualified third party health care providers, and a medical office building. As of December 31, 1994, the net book value of the Company's assets was $579.5 million. Of the Company's real estate assets at that date, 80% in net book value represented the acute care segment, 6% in net book value represented the rehabilitation segment, 13% in net book value represented the psychiatric segment and 1% in net book value represented the medical office building segment. As of December 31, 1994, 89% in net book value were held in fee and 11% in net book value were held as mortgages. The Company sold its psychiatric property in Torrance, California in October 1994 for $5.8 million and sold two of its psychiatric hospital investments in Massachusetts in February 1995 for $13.8 million.

     The facilities are diversified geographically across 12 states, are distributed among large and small population centers, and are operated by 12 experienced management companies. These operators include, among others, American Medical International, Inc. ("AMI"), Columbia/HCA Healthcare Corporation ("Columbia/HCA"), Continental Medical Systems, Inc., HealthTrust, Inc. -- The Hospital Company ("HealthTrust"), NovaCare, Inc., Paracelsus Healthcare Corporation, Quorum Health Group, Inc. ("Quorum") and Dynamic Health, Inc. Facilities operated by AMI represented 50% of the Company's revenues for the year ended December 31, 1994. AMI has merged with National Medical Enterprises, Inc. ("NME") pursuant to which AMI has become a wholly-owned subsidiary of NME and NME has changed its name to Tenet Healthcare Corporation. Columbia/HCA has entered into an agreement with HealthTrust pursuant to which HealthTrust is to become a wholly-owned subsidiary of Columbia/HCA. The transaction is subject to certain conditions, including certain regulatory approvals. The Company's psychiatric hospitals are managed by independent, private local operators.

     Approximately 70% of the Company's property revenues for the year ended December 31, 1994 were secured by corporate guarantees. Also, as of December 31, 1994, letters of credit from commercial banks and cash deposits aggregating $17.9 million were available to the Company as security for lease and construction development obligations. Leases for nine of the Company's facilities, representing 72% of the Company's 1994 property revenues, contain cross-default provisions.

     The nature of health care delivery in the United States is currently undergoing change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. The Company's Board and management are monitoring potential changes closely. The Company believes that these potential changes may pose risks for certain institutions that are unwilling or unable to respond. However, the Company believes that this changing health care environment will provide the Company with new opportunities for investment in its current facilities as well as new facilities.

     The Company recognizes that the health care industry in the United States is undergoing significant evolution. The ongoing changes in the health care industry include trends toward shorter lengths of hospital stay, increased outpatient services, downward pressure on reimbursement rates from government, insurance company and managed care payors and an increasing trend toward capitation of health care delivery costs (delivery of services on a fixed price basis to a defined group of covered parties). Outpatient business is expected to increase as advances in medical technologies allow more procedures to be performed on an outpatient basis. Payors continue to direct more patients from inpatient care to outpatient care. The portion of providers' patient services reimbursed under Medicare and Medicaid continues to increase as the population ages and states expand Medicaid programs. States and insurance companies continue to negotiate actively the amounts they will pay for services. In addition, the entrance of insurance companies into managed care programs is accelerating the introduction of managed care in new localities. As a result, the revenues and margins may decrease at the Company's hospitals.

     Notwithstanding the potential for increasing government regulation, the Company believes that health care will continue to be delivered on a local basis and that well-managed, high-quality, cost-controlled facilities will continue to be an integral part of local health care delivery systems. The Company also believes that certain acute care hospitals will need to reconfigure or expand existing facilities or to affiliate themselves with other providers so as to become part of comprehensive and cost-effective health care systems. Such systems will likely include lower cost treatment settings, such as ambulatory care clinics, outpatient surgery centers, skilled nursing facilities and medical office buildings. In general, the Facilities are part of local health delivery systems or are in the process of becoming integrated into such systems.

     The Company was organized in Delaware on December 17, 1986, and commenced operations in February 1987. The Company's principal executive offices are located at 6400 South Fiddler's Green Circle, Suite 1800, Englewood, Colorado 80111, and its telephone number is (303) 796-9793.

THE FACILITIES

     The Company's 22 facilities consist of 12 acute care hospitals owned by the Company (the "Acute Care Hospitals"), three rehabilitation hospitals owned by the Company (the "Rehabilitation Hospitals"), an acute care hospital currently under construction in Austin, Texas to which the Company has made a participating mortgage loan ("Austin Diagnostic Hospital"), five psychiatric hospitals, three of which are owned by the Company and two to which the Company has made mortgage loans (the "Psychiatric Hospitals"), and one medical office building owned by the Company (together, the "Facilities").

     The Acute Care Hospitals provide a wide range of services which may include fully-equipped operating and recovery rooms, obstetrics, radiology, intensive care, open-heart surgery and coronary care, neurosurgery, neonatal intensive care, magnetic resonance imaging, nursing units, oncology, clinical laboratories, respiratory therapy, physical therapy, nuclear medicine, rehabilitation services and outpatient services.

     The Rehabilitation Hospitals provide acute rehabilitation care on a multi-disciplinary, physician-directed basis to severely disabled patients. In addition to general medical rehabilitation programs, the Rehabilitation Hospitals offer a number of specialty programs, including pulmonary, ventilator, neurobehavioral, brain injury and pain programs. Each of the Rehabilitation Hospitals is operated pursuant to a joint venture between a publicly-held, national rehabilitation hospital operator and a local health care provider.

     The Company is funding a $30 million participation in an $86 million participating mortgage loan to Austin Diagnostic Hospital, a 158-bed acute care hospital and medical office building currently under construction in Austin, Texas. Austin Diagnostic Hospital is owned by a joint venture comprised of HealthTrust and The Austin Diagnostic Clinic Association ("ADC"), the largest primary care and multi-specialty physician group practice in the Austin area. HealthTrust will manage the facility upon completion of construction, which is scheduled for the second quarter of 1995.

     The Psychiatric Hospitals provide a wide range of inpatient and outpatient care for children, adolescents and adults, including specialized care relating to eating disorders, substance abuse and psychiatric illness. Fundamental changes in the psychiatric industry in recent years have reduced the facility-specific operating cash flow at the Psychiatric Hospitals. These changes have had and could continue to have an adverse effect on the results of operations of the Psychiatric Hospital operators and borrowers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Operating Results -- Future Operating Results."

     The Company owns a 60,000 square-foot medical office building located in Murrieta, California known as Walsh Medical Arts Center. The medical office building is located across the street from Sharp Healthcare Murrieta, a developing medical campus that includes 49 acute care beds and 42 skilled nursing beds operated by Sharp Healthcare System of San Diego.

     The following is a listing of the Facilities as of March 1, 1995. Unless otherwise indicated, all Facilities listed are owned by the Company:

                                 THE FACILITIES

                                                                           YEAR                     ANNUAL     INITIAL TERM
                                                                        ACQUIRED/      TOTAL      BASE RENT/    OF LEASE/
           DESCRIPTION & LOCATION                     OPERATOR            FUNDED    INVESTMENT(1) INTEREST(2)  MORTGAGE(3)
- --------------------------------------------  ------------------------  ----------  -----------   ----------   ------------
                                                                                     (DOLLARS IN THOUSANDS)
ACUTE CARE HOSPITALS
Cleveland Regional Medical Center             Dynamic Health, Inc.         1994      $   8,300     $    812        2003
  Cleveland, Texas
Concho Valley Regional Hospital               Quorum Health Group,         1991         16,452        1,478        2001
  San Angelo, Texas                           Inc.
Desert Valley Hospital                        Quorum Health Group,         1994         24,000        2,654        2004
  Victorville, California                     Inc.(4)
Elmwood Medical Center                        Paracelsus Healthcare        1990         42,823        5,451        2004
  Jefferson, Louisiana                        Corporation
Frye Regional Medical Center                  American Medical             1987         45,449        5,265        1999
  Hickory, North Carolina                     International, Inc.(5)
Halstead Hospital                             Paracelsus Healthcare        1993         14,250        1,600        2003
  Halstead, Kansas(6)                         Corporation
Irvine Medical Center                         American Medical             1991         75,000       10,057        2004
  Irvine, California                          International, Inc.(5)
Kendall Regional Medical Center               Columbia/HCA                 1987         69,012        7,884        1999
  Miami, Florida                              Healthcare
                                              Corporation(7)
Lucy Lee Hospital                             American Medical             1987         23,566        2,731        1999
  Poplar Bluff, Missouri                      International, Inc.(5)
North Fulton Medical Center                   American Medical             1987         46,191        5,471        1999
  Roswell, Georgia                            International, Inc.(5)
Palm Beach Gardens Medical Center             American Medical             1987         45,648        5,283        1999
  Palm Beach Gardens, Florida                 International, Inc.(5)
Tarzana Regional Medical Center               American Medical             1987         73,700        8,308        2004
  Tarzana, California                         International, Inc.(5)
                                                                                     ---------     --------
    Total Acute Care Hospitals                                                       $ 484,391     $ 56,994
                                                                                     =========     ========
REHABILITATION HOSPITALS
HCA Wesley Rehabilitation Hospital            Continental Medical          1992      $  14,597     $  1,615        2002
  Wichita, Kansas                             Systems, Inc.(8)
MountainView Regional                         NovaCare, Inc.(8)            1991         11,718        1,358        2001
  Rehabilitation Hospital
  Morgantown, West Virginia
Northwest Arkansas                            Continental Medical          1991          9,086        1,064        2001
  Rehabilitation Hospital                     Systems, Inc.(8)
  Fayetteville, Arkansas
                                                                                     ---------     --------
    Total Rehabilitation Hospitals                                                   $  35,401     $  4,037
                                                                                     =========     ========
PSYCHIATRIC HOSPITALS
Four Winds Psychiatric Hospital               Four Winds, Inc.             1988      $  27,600     $  3,600        2002
  Katonah, New York(9)
Four Winds Psychiatric Hospital               FW of Saratoga, Inc.         1989         18,225        2,264        1999
  Saratoga Springs, New York(9)
Less: Mortgage note receivable                N/A                          N/A          (7,950)         N/A         N/A
    impairment reserve
The Manors                                    The Anclote Psychiatric      1990          6,523          600        2000
  Tarpon Springs, Florida                     Hospital, Ltd.
The Retreat                                   The Retreat Psychiatric      1990         11,934        1,100        2000
  Sunrise, Florida                            Hospital Ltd.
Rock Creek Center                             DHP, L.P.                    1989          5,812        1,000        1997
  Lemont, Illinois
                                                                                     ---------     --------
    Total Psychiatric Hospitals                                                      $  62,144     $  8,564
                                                                                     =========     ========

                                                                           YEAR                     ANNUAL     INITIAL TERM
                                                                        ACQUIRED/      TOTAL      BASE RENT/    OF LEASE/
           DESCRIPTION & LOCATION                     OPERATOR            FUNDED    INVESTMENT(1) INTEREST(2)  MORTGAGE(3)
- --------------------------------------------  ------------------------  ----------  -----------   ----------   ------------
                                                                                     (DOLLARS IN THOUSANDS)
OTHER
Austin Diagnostic Medical Center              HealthTrust, Inc. --         1995      $  30,001     $  2,925(10)     2025(11)
  Austin, Texas(9)                            The Hospital
                                              Company(7)
Walsh Medical Arts Center                     Rancho California            1994          8,800          903         2003
  Murrieta, California                        Medical Association
                                                                                    -----------   ----------
    Total Other                                                                      $  38,801     $  3,828
                                                                                    ==========    ==========
PORTFOLIO TOTAL                                                                      $ 620,737     $ 73,423
                                                                                    ==========    ==========

- ---------------
 (1) Reflects gross investments less write-downs, except Austin Diagnostic Medical Center, which reflects the Company's total investment commitment.

 (2) Reflects contract rate of annual base rent or interest.

 (3) Each lease and mortgage provides the lessee or borrower with renewal options to extend the term of the lease or mortgage beyond the primary term.

 (4) Quorum is the operator and Desert Valley Hospital, Inc. is the lessee.

 (5) AMI has merged with NME pursuant to which AMI has become a wholly-owned subsidiary of NME and NME has changed its name to Tenet Healthcare Corporation.

 (6) The Company's investment in Halstead Hospital was consummated on June 30, 1993 by the acquisition of ten year industrial revenue bonds secured by the hospital, which the Company expects to exchange for ownership of the hospital at the end of the ten year term.

 (7) Columbia/HCA has entered into an agreement with HealthTrust pursuant to which HealthTrust is to become a wholly-owned subsidiary of Columbia/HCA. The transaction is subject to certain conditions, including certain regulatory approvals.

 (8) Such Rehabilitation Hospital is leased by a joint venture comprised of the operator and other health care providers.

 (9) Investment held in the form of a mortgage rather than owned by the Company.

(10) Base interest for the first two years is 9.75%. The interest rate in years three through ten will be 10.25%. The interest rate will reset in years 11 and 21 to the greater of the then current loan rate or 450 basis points over the then current ten year Treasury rate. Beginning in year three, monthly principal payments are required based on a thirty year amortization.

(11) Based on scheduled completion date of facility.

     See the Notes to the Consolidated Financial Statements and Schedule
III -- Real Estate and Accumulated Depreciation included in this Annual Report on Form 10-K for additional information regarding the Leased Properties (as defined below) and the mortgage loans and for the carrying value and accumulated depreciation of the Leased Properties.

LEASES AND MORTGAGE LOANS

     The Company owns the 12 Acute Care Hospitals, the three Rehabilitation Hospitals, three of the Psychiatric Hospitals and one medical office building, which are collectively referred to herein as the "Leased Properties" or individually as a "Leased Property."

     Leases.

     General. The leases for the Leased Properties provide for base rental rates which generally range from 8.9% to 13.4% per annum of the acquisition price less write-downs of the related Leased Property. Rental rates vary by lease, taking into consideration many factors, including, but not limited to, credit of the lessee, operating performance of the Leased Property, interest rates, and location, type and physical condition of the

Leased Property. The leases provide for additional rents which are based upon a percentage of increased revenues over specific base period revenues of the related Leased Properties.

     The obligations under the leases are generally guaranteed by the parent corporation of the lessee, if the lessee is a subsidiary, or has some other form of credit enhancement such as a letter of credit or a security deposit. Certain of the Company's leases are with subsidiaries of the operator's described above and are non-recourse to such operators. Approximately 70% of the Company's property revenues for the year ended December 31, 1994 were secured by corporate guarantees. Also, as of December 31, 1994, letters of credit from commercial banks and cash deposits aggregating $17.9 million were available to the Company as security for lease and construction development obligations.

     The leases are on a triple "net" basis, and the lessee is responsible thereunder, in addition to the base and additional rents, for all additional charges, including every fine, penalty, interest and cost which may be levied for non-payment or late payment thereof, all taxes, assessments, levies, fees, water and sewer rents and charges, all governmental charges with respect to the Leased Property and all utility and other charges incurred with the operation of the Leased Property. Each lessee is required, at its expense, to maintain the Leased Property in good order and repair. The Company is not required to repair, rebuild or maintain the Leased Properties.

     Acute Care Hospitals. The Acute Care Hospital leases provide for a fixed term of from ten to 17 years and one or more renewal options of from five to ten years each. In addition to monthly base rent, all of the Acute Care Hospital leases provide for the quarterly payment of additional rent in an amount equal to (i) a specified percentage of the amount by which the Gross Revenues (as defined) attributable to the Leased Property for the year exceed the Gross Revenues derived from such Leased Property during a specified base year ("Excess Gross Revenues") up to a designated dollar amount (the "Transition Amount"). Should the Transition Amount be reached in any year, additional rent shall be equal to a reduced percentage of the Excess Gross Revenues for the remainder of such year.

     Pursuant to the terms of the Acute Care Hospital leases, the Company has the right to approve capital expenditures (only in excess of $2 million for certain leases), the option to fund certain capital expenditures under some of the leases and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. The base and additional rental provisions of leases are amended when such capital expenditures are funded to reflect the Company's increased investment.

     Six of the Acute Care Hospitals are operated by subsidiaries of AMI under long-term leases with the Company, which comprised 50% of the Company's 1994 total revenues. AMI has guaranteed certain obligations of its subsidiaries under such leases and each such lease is cross-defaulted with the other AMI leases. Five of the AMI leases grant to AMI the option, exercisable on not less than six months' nor more than 24 months' notice, to purchase the Leased Property upon the expiration of any term of the lease at the Fair Market Value of the Leased Property at the expiration of said term. The expiration of the initial terms of such leases are shown in the table above. For purposes of the second preceding sentence, "Fair Market Value" means the price that a willing buyer not compelled to buy would pay to a willing seller not compelled to sell for such property at the applicable expiration less the portion of such price attributable to capital additions paid for by AMI. The determination of such price will take into account (i) that the applicable lease is assumed not to be in effect on the Leased Property and (ii) that the seller of such Leased Property must pay for title insurance and closing costs.

     The leases of five other Acute Care Hospitals generally provide the lessee with an option to purchase the property at the end of the term of the lease at the greater of fair market value or Total Investment Cost (as defined). Two of the leases provide the lessee with a purchase option during the term of the lease at a predetermined purchase price designed to provide the Company a favorable total return on its investment. Two of the leases provide the lessee with a purchase option during the term of the lease at the greater of fair market value or Total Investment Cost (as defined).

     Two of the Acute Care Hospitals are operated by subsidiaries of Paracelsus under long-term leases with the Company, which comprised 8% of the Company's 1994 total revenues. The leases for the two Acute Care Hospitals operated by Paracelsus contain reciprocal cross-default provisions.

     Rehabilitation Hospitals. The Rehabilitation Hospital leases provide for an initial term of ten years and three renewal periods of five years each, except in the case of the Mountain View Regional Rehabilitation Hospital lease, which provides for two renewal periods of ten years each and a third renewal period of up to fifteen years. In addition to monthly base rent, the Rehabilitation Hospital leases provide for the quarterly payment of additional rent in an amount equal to a specified percentage of Excess Gross Revenues. The Rehabilitation Hospital leases each grant to the operator the option to purchase the Rehabilitation Hospital upon expiration of any term of the lease at the greater of the Fair Market Value of or the Company's cost basis in the Rehabilitation Hospital at the expiration of said term. One of the Rehabilitation Hospital leases grants an interim purchase option exercisable at the end of the fifth year of the lease at a purchase price equal to the greater of the fair market value of the facility based on the income approach or the Company's costs basis in the facility.

     Psychiatric Hospitals. The leases for two of the owned Psychiatric Hospitals provide for an initial term expiring in 2000 with three renewal periods for ten years each. The lease for the third owned Psychiatric Hospital has an initial term expiring in 1997 with one renewal period for five years and two renewal periods for ten years each. In addition to monthly base rent, the leases provide for the quarterly payment of additional rent in an amount equal to a specified percentage of Excess Gross Revenues.

     Medical Office Building. The medical office building is master-leased for a nine-year remaining term to a partnership consisting of 22 physicians who are the primary tenants of the building.

     Mortgage Loans.

     As of December 31, 1994, the Company had funded $21.4 million of its $30 million participation in an $86 million participating mortgage loan for the development of the 158-bed Austin Diagnostic Hospital. The mortgage loan is secured by the hospital and related land and improvements. In addition, an $8.6 million bank letter of credit will be provided to secure the obligations under the mortgage upon issuance of a certificate of occupancy and will be limited to 10% of the final amount of the mortgage loan. HealthTrust and ADC have each guaranteed 50% of the obligations under the mortgage.

     The Company has made mortgage loans to two of the Psychiatric Hospitals. The two mortgage loans are secured by first mortgages and security interests in the two separate Psychiatric Hospitals. The two mortgage loans have an initial term of ten years with two optional ten-year extension terms. Pursuant to the terms of the mortgage loans, the Company may receive additional interest each year in an amount equal to a specified percentage of Excess Gross Revenues. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Operating Results -- Future Operating Results" and Notes to the Consolidated Financial Statements.

COMPETITION

     The Company competes with health care providers, real estate partnerships, other real estate investment trusts and other investors, including insurance companies and banks, generally in the acquisition, leasing and financing of health care facilities.

     Management of the Company believes that the Facilities in which it has invested are providers of high quality health care services in their respective markets. The operators of the Facilities compete on a local and regional basis with other operators of comparable facilities. They compete with independent operators as well as managers of multiple facilities, some of which are substantially larger and have greater resources than the operators of the Facilities. Some of these competing facilities are operated for profit while others are owned by governmental agencies or tax-exempt, not-for-profit organizations. The Company believes that the Facilities compete favorably with other hospitals based upon many factors, including the services and specialties offered, quality of management, ease of access, reputation and the ability to attract competent physicians and maintain strong physician relationships.

ENVIRONMENTAL MATTERS

     Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with its ownership and operation of the Facilities, the Company may be potentially liable for such costs.

     All of the Facilities have been subject to Phase I environmental assessments, which are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. The Phase I assessments included a historical review, a public records review, a preliminary investigation of the site and surrounding properties, screening for the presence of asbestos, polychlorinated biphenyls and underground storage tanks and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations. In each case where Phase I assessments resulted in specific recommendations for remedial actions, the Company's management has taken the recommended action.

     The Phase I assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Facilities will not be affected by tenants and occupants of the Facilities, by the condition of properties in the vicinity of the Facilities (such as the presence of underground storage tanks) or by third parties unrelated to the Company.

     The Company believes that the Facilities are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. The Company has not been notified by any governmental authority, or is otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of its present or former properties.

GOVERNMENT REGULATION AND PAYOR ARRANGEMENTS

     Each of the Facilities is a health care related facility and the amount of additional rent or additional interest, if any, which is based on the lessee's or mortgagee's gross revenue, is in most cases subject to changes in the reimbursement and licensing policies of federal, state and local governments. In addition, the acquisition of health care facilities is generally subject to state and local regulatory approval.

     Acute Care Hospitals. Acute care hospitals are subject to extensive federal, state and local legislation and regulation. Acute care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Various licenses and permits also are required for narcotics, laboratories, pharmacies, radioactive materials and certain equipment. Each facility eligible for accreditation is accredited by the Joint Commission on Accreditation of Health Care Organizations. Accreditation is required for participation in government-sponsored provider programs, such as Medicare and Medicaid.

     Acute care hospitals are subject to and comply with various forms of utilization review. In addition, under the Medicare program, each state must have a Professional Review Organization to carry out a federally-mandated system of review of Medicare patient admission, treatment and discharge. Medical and surgical services and practices are extensively supervised by committees of staff doctors at each acute care hospital, and are reviewed by each acute care hospital's local governing board and quality-assurance personnel. New regulations governing the control of disposal of hazardous wastes may increase the costs of operating acute care facilities.

     The lessees and mortgagees of the Facilities, which provide acute care hospital services, receive payments for patient care from federal Medicare programs for elderly and disabled patients, Medicaid and other state programs for medically indigent patients, private insurance carriers, employers, Blue Cross plans, health maintenance organizations, preferred provider organizations and directly from patients.

     Medicare payments for most inpatient hospital services provided by acute care general hospitals are made under a "prospective payment system" ("PPS") under which a hospital is paid a prospectively determined rate per discharge. The PPS payment rate includes reimbursement for capital related costs. These rates vary according to a patient classification system that is based on clinical, diagnostic and other factors. Acute care hospitals are reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports and audits thereof by the Medicare fiscal intermediary. In general, payments made by Medicare are less than established charges for such services. Additionally, Medicare payments may be delayed due to Federal government regulations.

     Medicaid payments for acute care hospitals will vary between states. These payments may be based on a percentage of reasonable cost, a fixed rate per discharge, a capitated payment, or other payment arrangements. If a state selects a cost based reimbursement methodology, acute care hospitals are reimbursed at a tentative rate with final settlement determined after submission of annual cost reports and audits thereof by Medicaid. In general, payments made by Medicaid are less than established charges for such services. Additionally, Medicaid payments may be delayed due to State budget deficits.

     Blue Cross payments in different states and areas are based on cost, a per diem, or other negotiated rates and may also be subject to payment delay. Payments from health maintenance organizations and preferred provider organizations generally are negotiated, either at a discount from charges or on a per capita, shared-risk basis with stop-loss provisions for high severity cases. In more developed markets such as California and Florida, the Company's hospitals are now entering into risk sharing, or capitated, arrangements. These arrangements reimburse the hospital based on a fixed fee per participant in a managed care plan with the hospital assuming the costs of services provided, regardless of the level of utilization. If utilization is higher than anticipated and/or costs are not effectively controlled, such arrangements could produce low or negative operating margins.

     Rehabilitation Hospitals. Rehabilitation hospitals are also subject to extensive federal, state and local legislation and regulation. Rehabilitation hospitals are subject to periodic inspections and licensure requirements. Outpatient rehabilitation services and free-standing inpatient rehabilitation facilities are generally reimbursed under the same payment arrangement as acute care hospitals, except as noted below. Medicare payments for inpatient rehabilitative services are made based on reasonable operating cost, subject to a per discharge limitation. If a facility operates below the cost per discharge limitation, it will qualify for a bonus payment. If a facility operates above the cost per discharge limitation, it will be reimbursed solely to the extent of the limitation. Defined capital costs and outpatient services related to Medicare beneficiaries are reimbursed based on reasonable cost. All Medicare inpatient and outpatient services are reimbursed at a tentative rate with final settlement determined after submission of annual cost reports and audits thereof by the Medicare fiscal intermediary. In general, payments made by Medicare are less than established charges for such services. Additionally, Medicare payments may be delayed due to Federal government regulations.

     Psychiatric Hospitals. In addition to the licensing, certificate of need and Medicare/Medicaid rules and regulations, there are a number of specific federal and state laws affecting psychiatric hospitals, such as the regulation of civil commitments of patients, admitting procedures, and disclosure of information regarding patients being treated for chemical dependency. Many states have adopted a "patient's bill of rights" which sets forth standards governing the treatment of patients of psychiatric hospitals, such as using the least restrictive treatment method, allowing patient access to telephone and mail, allowing a patient to see a lawyer, and requiring the patient to be treated with dignity. The lessees and mortgagees of the Psychiatric Hospitals receive payments for patient care from federal Medicare programs for elderly and disabled patients, Medicaid and other state programs for medically indigent patients, private insurance carriers, employers, Blue Cross plans, health maintenance organizations, preferred provider organizations and directly from patients.

RECENT EVENTS

     On January 31, 1995, the Company's Board of Directors authorized management to pursue a transaction which is designed to separate the economic attributes of its investments in psychiatric hospitals (the "Psychiatric Group") and its core investments in acute care hospitals, rehabilitation hospitals and a medical office building (the "Core Group") into two distinct portfolios, with two distinct classes of publicly traded shares intended to represent those portfolios. The transaction would entail the distribution to holders of Common Stock of depositary shares representing a new series of preferred stock, par value $0.01 per share, to be designated Psychiatric Group Preferred Stock (the "Psychiatric Group Stock"). The Psychiatric Group Stock would be intended to reflect the separate performance of the Psychiatric Group. The Company's existing Common Stock would be intended to reflect the separate performance of the Core Group. In connection with the proposed transaction, the Company would specifically identify or allocate its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group. However, each holder of Common Stock or Psychiatric Group Stock would be a holder of an issue of capital stock of the entire Company and would be subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities. A registration statement relating to the proposed distribution was filed with the Securities and Exchange Commission on February 28, 1995.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

             NAME               AGE                         OFFICE
             ----               ---                         ------
Walter J. McNerney............  69     Chairman of the Board of Directors
Joseph P. Sullivan............  52     President and Chief Executive Officer
                                       Executive Vice President and Chief Financial
Victor C. Streufert...........  37     Officer
                                       Senior Vice President, General Counsel and
Geoffrey D. Lewis.............  37     Secretary
C. Gregory Schonert...........  39     Senior Vice President, Business Development
Michael J. McGee..............  39     Vice President, Controller, Assistant Secretary

     WALTER J. MCNERNEY -- Chairman of the Board since February 1988 and Chief Executive Officer of the Company from February 1988 to May 15, 1992 and from January 15, 1993 to February 11, 1993. He is also Herman Smith Professor of Health Policy, J.L. Kellogg Graduate School of Management, Northwestern University since 1982 and was managing partner of Walter J. McNerney and Associates, a management consulting firm in the health field during 1982-1992. He is a director of The Stanley Works, Nellcor Incorporated, Value Health, Inc., Medicus Systems, Inc., Hanger Orthopedic, Inc., Osteotech, Inc. and Ventritex, Inc. Mr. McNerney was elected a director of the Company in January 1987.

     JOSEPH P. SULLIVAN -- Mr. Sullivan was elected President and Chief Executive Officer of the Company and a member of the Board of Directors effective February 11, 1993. Prior to that, Mr. Sullivan spent 20 years with Goldman, Sachs & Co. where he had overall investment banking responsibility for numerous companies in the health care field.

     VICTOR C. STREUFERT -- Executive Vice President and Chief Financial Officer of the Company since April 1989. Mr. Streufert was Vice President Finance and Administration for Kendall Canada, a subsidiary of the Kendall Company, a manufacturer and distributor of medical products, from 1987 to March 1989.

     GEOFFREY D. LEWIS -- Senior Vice President, General Counsel and Secretary of the Company since August 1991. Mr. Lewis was an attorney with Jones, Day, Reavis & Pogue from 1986 to August 1991.

     C. GREGORY SCHONERT -- Senior Vice President-Business Development of the Company since April 1988. Prior to that Mr. Schonert was Assistant Administrator of Marketing and Planning at St. Joseph's Hospital, Houston, Texas from February 1987. From September 1985 until February 1987, Mr. Schonert was a Manager in the Corporate Development Department of American Medical International, Inc.

     MICHAEL J. MCGEE -- Vice President, Controller and Assistant Secretary of the Company since November 1989. Mr. McGee was a certified public accountant with Arthur Andersen & Co. from 1977 to November 1989.

     Each executive officer is elected by the Board of Directors at its first meeting after each annual meeting of the shareholders and serves until such time as his successor is elected.

ITEM 2. PROPERTIES.

     See "Item 1. Business" for a description of properties owned by the Company and subject to mortgages held by the Company.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not currently involved in any material litigation nor, to the Company's knowledge, is any litigation currently threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of American Health Properties, Inc. is listed on the New York Stock Exchange under the trading symbol AHE. The table below lists the reported high and low sales price of the Company's Common Stock on the New York Stock Exchange for the last two fiscal years and the cash dividends declared per share with respect to such periods.

                                        DIVIDENDS
QUARTER     HIGH           LOW          DECLARED
- -------     ----           ----         ---------
1994
  4th       $ 23 3/8       $ 18 1/2      $ .5750
  3rd       $ 24 5/8       $ 22          $ .5750
  2nd       $ 27           $ 24          $ .5750
  1st       $ 27 1/4       $ 24 5/8      $ .5750
1993
  4th       $ 29           $ 24 1/2      $ .5700
  3rd       $ 28 3/4       $ 24 3/8      $ .5650
  2nd       $ 26 3/4       $ 23          $ .5600
  1st       $ 25 5/8       $ 18 7/8      $ .5550

     As of March 1, 1995, the reported high and low sales prices of the Company's Common Stock for 1995 were $22 1/8 and $19 3/8. As of March 1, 1995, there were approximately 4,566 holders of record of the Company's Common Stock and 20,865,539 shares outstanding.

ITEM 6. SELECTED FINANCIAL DATA.

     Set forth below is selected consolidated financial data with respect to the Company for the years ended December 31, 1994, 1993, 1992, 1991 and 1990.

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1994       1993       1992       1991       1990
                                              --------   --------   --------   --------   --------
                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues....................................  $ 87,027   $ 81,523   $ 82,079   $ 80,129   $ 59,409
Net income (loss)(1)........................  $  9,693   $ 50,987   $ (6,317)  $ 33,753   $ 28,032
Net income (loss) per share(1)..............  $   0.46   $   2.71   $  (0.37)  $   2.09   $   1.90
Weighted average shares outstanding.........    20,856     18,843     17,247     16,168     14,754
Cash flows from operating activities........  $ 54,984   $ 45,884   $ 43,486   $ 46,805   $ 40,946
Dividends declared..........................  $ 47,982   $ 44,766   $ 45,747   $ 43,243   $ 35,929
Dividends declared per share................  $   2.30   $   2.25   $   2.64   $   2.62   $   2.42
Total assets................................  $579,503   $614,453   $566,394   $630,511   $541,584
Total debt..................................  $245,663   $245,423   $286,859   $301,176   $263,852
Stockholders' equity........................  $307,501   $343,303   $255,349   $303,069   $256,982

- ---------------

(1) Includes gains of $19,742,000 and $11,064,000 in 1993 and 1992, respectively, on the sale of properties or partnership interests therein. Also reflects write-downs of $30,000,000 in 1994 and $45,000,000 in 1992 relating to investments in psychiatric hospitals.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATING RESULTS

1994 Compared to 1993

     In 1994, the Company reported net income of $9,693,000, or $.46 per share compared with net income of $50,987,000, or $2.71 per share in 1993.

     Several significant items impacted net income in both 1994 and 1993. Net income in 1994 reflected a write-down of psychiatric hospital investments of $30,000,000, or $1.44 per share, as a result of accelerating negative trends in the psychiatric industry. In 1994, $1,450,000, or $.07 per share, was accrued for the cost of the planned issuance of Psychiatric Group Stock (see Item 1. Business -- Recent Events). Net income in 1993 included a gain of $19,742,000, or $1.05 per share, on the sale of an acute care property in March 1993. Litigation costs were $2,234,000, or $.12 per share, in 1993 as a result of the defense and settlement of a shareholder class action lawsuit against the Company.

     Rental income was $67,732,000 in 1994, an increase of $3,177,000 or 5% from $64,555,000 in 1993. This net increase is primarily attributable to rental income from new properties acquired and various capital additions subsequent to the first quarter of 1993 partially offset by a reduction in rental income due to the previously mentioned property sale in March 1993.

     Additional rental and interest income was $9,506,000 in 1994, an increase of $172,000 or 2% from $9,334,000 in 1993. This increase is attributable to increased additional rent from six of the Company's original acute care properties and more recently purchased properties generating additional rent for the first time in 1994. This increase is net of the loss of additional rent due to the previously mentioned property sale.

     Other interest income increased $2,055,000 to $4,002,000 in 1994 from $1,947,000 in 1993. This increase resulted from higher average balances of construction loans, other notes receivable and direct financing leases in 1994 compared with 1993. In addition, 1994 included the recognition of $710,000 of fee income related to the prepayment of a construction loan in February 1994.

     Interest expense was $26,101,000 in 1994, a decrease of $1,168,000 or 4% from $27,269,000 in 1993. An equity offering in July 1993 resulted in lower average short-term borrowings during 1994 compared with 1993.

A higher level of construction in progress during 1994 compared with 1993 resulted in an increase in capitalized interest. In addition, the Company prepaid mortgage notes payable of $14.4 million in February 1994.

     General and administrative expenses decreased to $5,376,000 in 1994 from $6,437,000 in 1993. The decrease for 1994 was attributable to the reversal of $750,000 of a corporate relocation accrual recorded in the fourth quarter of 1993, after the Company decided to maintain its headquarters in Denver, Colorado. This was partially offset by higher expense from the Company's stock incentive plans and increased shareholder reporting and distribution costs in 1994.

1993 Compared to 1992

     In 1993, the Company reported net income of $50,987,000, or $2.71 per share, compared with a net loss of ($6,317,000), or ($.37) per share, in 1992.

     Net income in 1993 and net loss in 1992 were impacted by several significant items. Net income in 1993 included a gain of $19,742,000, or $1.05 per share, on the sale of an acute care property in March 1993, while the net loss in 1992 included total gains of $11,064,000, or $.64 per share, on the sale of the Company's partnership interests in four rehabilitation properties. Litigation costs were $2,234,000, or $.12 per share, in 1993 as a result of the defense and settlement of a shareholder class action lawsuit against the Company. Litigation costs related to this lawsuit in 1992 were $786,000, or $.05 per share. Net loss in 1992 reflected a write-down of $45,000,000, or $2.61 per share, related to the restructuring of two psychiatric mortgage notes receivable and a cost of $2,225,000, or $.13 per share, as a result of the Company exercising its right to terminate a purchase commitment to enhance its liquidity position.

     Rental income was $64,555,000 in 1993, a decrease of $1,206,000 or 2% from $65,761,000 in 1992. This decrease is attributable to a reduction in rental income due to the sale of the Company's 97% partnership interests in three rehabilitation properties in October 1992 and the sale of an acute care property in March 1993, partially offset by rental income from a newly acquired property and various capital additions coming under lease subsequent to the first quarter of 1992. Additionally, 1993 includes rental income from a psychiatric property conveyed to the Company in late 1992 in satisfaction of a mortgage note receivable. The conveyance of this property together with the modification and restructuring of another mortgage note receivable in 1992 resulted in a decrease in mortgage interest income of $1,457,000 in 1993 compared with 1992.

     Additional rental and interest income was $9,334,000 in 1993, an increase of $805,000 or 9% from $8,529,000 in 1992. This increase is attributable to increased additional rent from six of the Company's original acute care properties and more recently purchased properties generating additional rent for the first time in 1993. This increase is net of the loss of additional rent from properties sold in 1992 and 1993.

     Depreciation and amortization increased $1,265,000 to $14,087,000 in 1993 compared with 1992 primarily as a result of the Company's revision of the estimated remaining lives of its psychiatric real estate properties from an average of 38 years to 21 years effective as of January 1, 1993.

     Interest expense was $27,269,000 in 1993, a decrease of $2,508,000 or 8% from $29,777,000 in 1992. Property sales in the last quarter of 1992 and first quarter of 1993, and an equity offering in July 1993, resulted in lower average short-term borrowings in 1993. Lower short-term interest rates in 1993 contributed to the decrease in interest expense in 1993.

     General and administrative expenses decreased to $6,437,000 in 1993 from $8,221,000 in 1992. In the fourth quarter of 1993, the Company recorded an accrual of $850,000 related to the planned relocation of its corporate offices to Southern California in the middle of 1994. General and administrative expenses in 1992 include severance costs of $1.5 million related to personnel changes announced during 1992. Additionally, in 1992 the negotiation and restructuring of two psychiatric mortgage notes receivable, the review of a potential business combination and other matters resulting from a legal action against the Company, resulted in increases in consulting, professional and travel costs totaling $1.3 million.

     Minority interest decreased $378,000 to $251,000 in 1993 compared with 1992 as a result of the Company's sale of three real estate partnerships in October 1992.

Future Operating Results

     The nature of health care delivery in the United States is currently undergoing change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. The Company's Board and management are monitoring potential changes closely. The Company believes that these potential changes may pose risks for certain institutions that are unwilling or unable to respond. However, the Company believes that this changing health care environment will provide the Company with new opportunities for investment in its current facilities as well as new facilities.

     The Company recognizes that the health care industry in the United States is undergoing significant evolution. The ongoing changes in the health care industry include trends toward shorter lengths of hospital stay, increased outpatient services, downward pressure on reimbursement rates from government, insurance company and managed care payors and an increasing trend toward capitation of health care delivery costs (delivery of services on a fixed price basis to a defined group of covered parties). Outpatient business is expected to increase as advances in medical technologies allow more procedures to be performed on an outpatient basis. Payors continue to direct more patients from inpatient care to outpatient care. The portion of providers' patient services reimbursed under Medicare and Medicaid continues to increase as the population ages and states expand Medicaid programs. States and insurance companies continue to negotiate actively the amounts they will pay for services. In addition, the entrance of insurance companies into managed care programs is accelerating the introduction of managed care in new localities. As a result, the revenues and margins may decrease at the Company's hospitals.

     Notwithstanding the potential for increasing government regulation, the Company believes that health care will continue to be delivered on a local basis and that well-managed, high-quality, cost-controlled facilities will continue to be an integral part of local health care delivery systems. The Company also believes that certain acute care hospitals will need to reconfigure or expand existing facilities or to affiliate themselves with other providers so as to become part of comprehensive and cost-effective health care systems. Such systems will likely include lower cost treatment settings, such as ambulatory care clinics, outpatient surgery centers, skilled nursing facilities and medical office buildings. In general, the Facilities are part of local health care delivery systems or are in the process of becoming integrated into such systems.

     The Company's future operating results could be affected by the operating performance of the Company's lessees and borrowers. The rental and interest obligations of its facility operators are primarily supported by the facility-specific operating cash flow. Real estate investments in the Company's portfolio are further supported by one or more credit enhancements that take the form of cross-default provisions, letters of credit, corporate and personal guarantees, security interests in cash reserve funds, accounts receivable or other personal property and requirements to maintain specified financial ratios.

     Fundamental changes in the psychiatric industry continue to negatively impact the facility-specific operating cash flow at the Company's psychiatric hospitals. Institutions responsible for providing insurance coverage to patients who use inpatient psychiatric treatment services have directed efforts toward decreasing their payments for such services, thereby reducing hospital operating revenues. Some cost-cutting measures used by such institutions include decreasing the inpatient length of stay, intensively reviewing utilization, directing patients from inpatient care to outpatient care and negotiating reduced reimbursement rates for services. In addition, such institutions have extended the length of time for making payments, resulting in increases in accounts receivable. The wider use of psychotropic drugs has also resulted in significant declines in the average length of stay. Although the operators of the psychiatric hospitals are responding by developing lower cost outpatient and daypatient programs, increasing case management and reducing operating costs, their efforts are generally not consistently mitigating the negative impact of these fundamental psychiatric industry changes. For example, as the inpatient length of stay has decreased, offset by an increased number of admissions in some cases, the costs of performing initial testing and other administrative procedures associated with each admission have increased. As a result, certain of the psychiatric hospital operators have had difficulty meeting their payment obligations to the Company on a timely basis and there can be no assurance that they will be able to meet their payment obligations in the future.

     The Company is currently providing working capital loans to the operators of four of its psychiatric hospitals. As of March 6, 1995, outstanding working capital loans totalled $5,100,000, and the Company has committed to make an additional $1,200,000 of such working capital loans upon request, subject to certain conditions. These working capital loans, which are secured by accounts receivable and certain personal property and which contain events of default that would be triggered by defaults under the lease or mortgage loan relating to the relevant psychiatric hospital, are the primary source of financing for these operators' operating and capital needs. These psychiatric hospitals have, from time to time, been unable to generate sufficient cash flow for working capital and the development of new programs. In certain cases, these psychiatric hospitals have not been able to pay down the working capital loans provided by the Company or to secure replacement loans from third-party lenders. To the extent the psychiatric hospitals have increased working capital needs in the future, the Company may be the only source of such financing.

     In 1992, the Company recorded a $45,000,000 write-down of its investments in two psychiatric hospitals and restructured the payment obligations of these two facilities. In addition, at June 30, 1994, in view of negative trends that caused declining cash flow at a number of the psychiatric hospitals, the Company recorded a $30,000,000 write-down of its investments in the psychiatric hospitals. Although management believes that the recorded investments in the psychiatric hospitals are realizable, if the cash flow at the psychiatric hospitals continues to decline, the Company may be required to further restructure payment obligations or make additional write-downs of the value of its investments in the psychiatric hospitals. The Company is pursuing alternatives for the psychiatric portfolio including selected sales of hospitals to operators or other parties, restructuring of financial obligations or other approaches that might allow the effective separation of these assets from the Company's core portfolio of acute care and rehabilitation hospitals and a medical office building. As part of this initiative, the Company sold its psychiatric property in Torrance, California in October 1994 for $5,772,000 in cash (at net book value), sold two of its psychiatric properties in Massachusetts in February 1995 for $13,825,000 in cash (at net book value), restructured the leases and working capital loans of two Florida psychiatric investments in March 1995 and is issuing the Psychiatric Group Stock.

     Additional rental income and interest income from the Company's existing investments will be affected by changes in the revenues of the underlying business operations upon which such income is based. The Company's acute care investments accounted for 85% of net additional rental and interest income for the year ended December 31, 1994, while rehabilitation and psychiatric investments accounted for 9% and 6%, respectively. Over the years, a substantial portion of the Company's additional rental and interest income has been attributable to six of the Company's original acute care properties (the "Original Properties"). Also, with the significant revenue growth at a majority of the Original Properties in recent years, two properties had reached the additional rent transition point at the end of 1994 and it is anticipated that other properties may do so over the next few years. The Company's revenue participation rate for the six Original Properties declines from 5% to 1% when the additional rent transition point is reached. At December 31, 1994, the amount of potential additional rent at the 5% revenue participation rate for the six Original Properties was approximately $2.8 million per annum. As a result, the Company anticipates slower growth in additional rental and interest income in the near term from its current portfolio of properties.

     Future operating results of the Company will be affected by additional factors including the amount, timing and yield of additional real estate investments and the competition for such investments. Operating results will also be affected by the availability and terms of the Company's future equity and debt financing. The Company's financing strategy includes the objective to reduce its cost of capital over time and enhance its financial flexibility to facilitate future growth. Toward achievement of this objective, the Company raised $80.8 million of new equity in 1993. The proposed distribution of depositary shares representing Psychiatric Group Stock is also intended to facilitate this objective.

     The Company's unsecured revolving credit facility was increased to $100 million in April 1994. In August 1994, the Company's BBB- implied senior debt rating was affirmed by Standard & Poor's but the outlook was revised to negative from stable. Duff & Phelps Credit Rating Co. assigned an initial implied senior debt rating of BBB- in November 1994.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 6, 1995, the Company had commitments of $10,300,000 to fund construction obligations and capital expenditures over approximately the next twelve months. Aggregate unfunded commitments under revolving credit agreements provided to facility operators totalled $1,200,000 as of March 6, 1995.

     The Company has continued to increase its liquidity and enhance its financial flexibility. In July 1993, the Company completed an offering of 3,450,000 additional shares of Common Stock resulting in net proceeds of $80.8 million. Proceeds from the offering were used to pay off the outstanding balance under the Company's revolving credit facility and fund additional real estate investments. In April 1994, the Company increased its unsecured revolving credit facility to $100 million. The facility bears interest at either LIBOR plus a margin of 125 to 200 basis points or the prime rate plus, in certain circumstances, a margin of 50 basis points, and matures on December 31, 1996. Currently, the Company is able to borrow at either LIBOR plus 125 basis points or the prime rate. As of March 6, 1995, the Company had no outstanding borrowings under its credit facility. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated balance sheets as of December 31, 1994 and 1993 and its consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1994, 1993 and 1992, together with a report of Arthur Andersen LLP, independent public accountants, are included elsewhere herein. Reference is made to the "Index to Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in the Company's proxy statement for its May 19, 1995 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1994. See "Item 1. Business -- Executive Officers of the Company" for a description of the Executive Officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

     There is hereby incorporated by reference the information to appear under the caption "Compensation of Directors and Executive Officers" in the Company's proxy statement for its May 19, 1995 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     There is hereby incorporated by reference the information to appear under the captions "Security Ownership of Management" and "Principal Shareholders of the Company" in the Company's proxy statement for its May 19, 1995 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)(1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

     The financial statements and schedule listed in the accompanying index to the consolidated financial statements on page 18 are filed as part of this annual report on Form 10-K.

(A)(3) EXHIBITS.

  3.1    --   Certificate of Incorporation, as amended to date, filed as Exhibit 3.1 to the
              Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.
  3.2    --   Amended and Restated Bylaws of the Company, filed as Exhibit 3.2 to the
              Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
  4.1    --   Rights Agreement dated as of April 10, 1990, filed as Exhibit 2 to the Company's
              Registration Statement on Form 8-A dated April 20, 1990, and incorporated herein by reference.
  4.2    --   Form of Note Agreement between the Company and various institutional investors, dated as of May 1, 1989, for the Company's $5,000,000 11.33% Series A Notes due
              May 30, 1996 and $120,000,000 11.44% Series B Notes due May 30, 1999, filed as
              Exhibit 4.1 to the Company's Registration Statement on Form S-11 (No.
              33-29387), effective August 4, 1989, and incorporated herein by reference.

  4.3    --  Form of Note Agreement between the Company and various institutional investors, dated as of September 1, 1990, for the Company's $100,000,000 10.41% senior notes due September 15, 2000, filed as Exhibit 4.2 to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.
 10.1    --  Credit Agreement among the Company, various banks and Wells Fargo Bank, National
             Association, as Administrative Agent, and Barclays Bank PLC, as Documentation
             Agent, dated as of December 23, 1993, filed as Exhibit 10.1 to the Company's
             Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.
*10.2    --  Second Amendment to Credit Agreement, dated as of January 19, 1995, among the
             Company, various banks and Wells Fargo Bank, National Association, as
             Administrative Agent.
 10.3    --  American Health Properties, Inc. 1988 Stock Option Plan, filed as Exhibit 28 to the Company's Registration Statement on Form S-8 (No. 33-25781), filed with the
             Securities and Exchange Commission on November 28, 1988, and incorporated herein by reference.
 10.4    --  American Health Properties, Inc. 1990 Stock Incentive Plan, filed as Exhibit B to the Company's Proxy Statement for its 1990 Annual Meeting of Shareholders
             filed with the Securities and Exchange Commission on May 7, 1990, and
             incorporated herein by reference.
 10.5    --  Lease and Security Agreement between the Company and American Medical
             International, Inc. (for Irvine Medical Center), dated April 23, 1991, filed as
             Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 1-9381), dated
             April 23, 1991, and incorporated herein by reference.
 10.6    --  Guaranty of Lease (relating to Irvine Medical Center) made by American Medical
             International, Inc. and American Medical Holdings, Inc., dated as of April 19,
             1991, filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1992, and incorporated herein by reference.
 10.7    --  Employment Agreements between the Company and Joseph P. Sullivan, Victor C.
             Streufert, Geoffrey D. Lewis, C. Gregory Schonert and Michael J. McGee, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1992, and incorporated herein by reference.
 10.8    --  American Health Properties, Inc. 1994 Stock Incentive Plan, filed as Appendix A to the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders
             filed with the Securities and Exchange Commission on April 8, 1994, and
             incorporated herein by reference.
 10.9    --  American Health Properties, Inc. Nonqualified Stock Option Plan for Nonemployee
             Directors, filed as Appendix B to the Company's Proxy Statement for its 1994
             Annual Meeting of Shareholders filed with the Securities and Exchange
             Commission on April 8, 1994, and incorporated herein by reference.
*21      --  List of subsidiaries of the Company.
*23.1    --  Consent of Independent Public Accountants
*27      --  Financial Data Schedule

- ---------------

* Filed herewith

(B) REPORTS ON FORM 8-K.

     None.

                        AMERICAN HEALTH PROPERTIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                        PAGE
                                                                                        ----
CONSOLIDATED FINANCIAL STATEMENTS:
  Report of independent public accountants............................................   19
  Consolidated balance sheets at December 31, 1994 and 1993...........................   20
  For the years ended December 31, 1994, 1993 and 1992:
     Consolidated statements of operations............................................   21
     Consolidated statements of stockholders' equity..................................   22
     Consolidated statements of cash flows............................................   23
  Notes to consolidated financial statements..........................................   24
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES:
  Report of independent public accountants............................................   35
  III -- Real Estate and Accumulated Depreciation.....................................   36

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Health Properties, Inc.:

     We have audited the accompanying consolidated balance sheets of American Health Properties, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Health Properties, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Denver, Colorado,
March 6, 1995.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1994          1993
                                                                       ---------     ---------
                                                                           (IN THOUSANDS)
ASSETS
Real estate properties
  Buildings and improvements.......................................    $ 503,047     $ 480,776
  Accumulated depreciation.........................................      (70,617)      (58,157)
                                                                       ---------     ---------
                                                                         432,430       422,619
  Land.............................................................       62,948        62,317
  Construction in progress.........................................           --        11,719
                                                                       ---------     ---------
                                                                         495,378       496,655
Mortgage notes receivable, net.....................................       37,875        45,825
Construction loans.................................................       21,383        15,039
Other notes receivable.............................................        9,428         8,598
Direct financing leases............................................        3,816         2,803
Cash and short-term investments....................................        1,838        35,670
Receivables........................................................        6,974         6,675
Deferred financing costs and other assets..........................        2,811         3,188
                                                                       ---------     ---------
                                                                       $ 579,503     $ 614,453
                                                                       =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term loan payable............................................    $  14,500     $      --
Mortgage notes payable.............................................           --        14,468
Subordinated convertible bonds payable.............................        6,163         5,955
Senior notes payable...............................................      225,000       225,000
Accounts payable and accrued liabilities...........................        9,668         9,631
Dividends payable..................................................       11,989        11,830
Deferred income....................................................        4,682         4,266
                                                                       ---------     ---------
                                                                         272,002       271,150
                                                                       ---------     ---------
Commitments and contingencies

Stockholders' Equity
  Preferred stock $.01 par value; 1,000 shares authorized; none
     outstanding...................................................           --            --
  Common stock $.01 par value; 25,000 shares authorized; 20,851 and
     20,755 shares issued and outstanding..........................          209           208
  Additional paid-in capital.......................................      426,783       424,297
  Cumulative net income............................................      169,931       160,238
  Cumulative dividends.............................................     (289,422)     (241,440)
                                                                       ---------     ---------
                                                                         307,501       343,303
                                                                       ---------     ---------
                                                                       $ 579,503     $ 614,453
                                                                       =========     =========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                   1994       1993       1992
                                                                  -------    -------    -------
                                                                    (IN THOUSANDS EXCEPT PER
                                                                         SHARE AMOUNTS)
REVENUES
Rental income...................................................  $67,732    $64,555    $65,761
Mortgage interest income........................................    5,787      5,687      7,144
Additional rental and interest income...........................    9,506      9,334      8,529
Other interest income...........................................    4,002      1,947        645
                                                                  -------    -------    -------
                                                                   87,027     81,523     82,079
                                                                  -------    -------    -------
EXPENSES
Depreciation and amortization...................................   14,103     14,087     12,822
Interest expense................................................   26,101     27,269     29,777
General and administrative......................................    5,376      6,437      8,221
Targeted stock issuance costs...................................    1,450         --         --
Litigation costs................................................       --      2,234        786
Write-down of real estate investments...........................   30,000         --     45,000
Termination of purchase commitment..............................       --         --      2,225
                                                                  -------    -------    -------
                                                                   77,030     50,027     98,831
                                                                  -------    -------    -------
Minority interest...............................................      304        251        629
                                                                  -------    -------    -------
Income (loss) before gain on sale of properties.................    9,693     31,245    (17,381)
Gain on sale of properties......................................       --     19,742     11,064
                                                                  -------    -------    -------
NET INCOME (LOSS)...............................................  $ 9,693    $50,987    $(6,317)
                                                                  =======    =======    =======
NET INCOME (LOSS) PER SHARE.....................................  $  0.46    $  2.71    $ (0.37)
                                                                  =======    =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING.............................   20,856     18,843     17,247
                                                                  =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       COMMON STOCK    ADDITIONAL CUMULATIVE                 TOTAL
                                      ---------------   PAID-IN      NET      CUMULATIVE  STOCKHOLDERS'
                                      SHARES   AMOUNT   CAPITAL     INCOME    DIVIDENDS      EQUITY
                                      ------   ------   --------   --------   ---------   -------------
                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
BALANCES AT DECEMBER 31, 1991.......  17,074    $171    $338,257   $115,568   $(150,927)    $ 303,069
Conversion of subordinated
  convertible bonds.................     91        1       2,471         --          --         2,472
Restricted stock grants, net........     21       --         344         --          --           344
Exercise of stock options...........     74        1       1,527         --          --         1,528
Net loss............................     --       --          --     (6,317)         --        (6,317)
Dividends ($2.64 per share).........     --       --          --         --     (45,747)      (45,747)
                                      ------   ------   --------   --------   ---------   -------------
BALANCES AT DECEMBER 31, 1992.......  17,260     173     342,599    109,251    (196,674)      255,349
Public offering of additional
  shares............................  3,450       35      80,806         --          --        80,841
Restricted stock grants, net........     25       --         399         --          --           399
Exercise of stock options...........     20       --         493         --          --           493
Net income..........................     --       --          --     50,987          --        50,987
Dividends ($2.25 per share).........     --       --          --         --     (44,766)      (44,766)
                                      ------   ------   --------   --------   ---------   -------------
BALANCES AT DECEMBER 31, 1993.......  20,755     208     424,297    160,238    (241,440)      343,303
Restricted stock grants, net........      6       --         524         --          --           524
Exercise of stock options...........     90        1       1,962         --          --         1,963
Net income..........................     --       --          --      9,693          --         9,693
Dividends ($2.30 per share).........     --       --          --         --     (47,982)      (47,982)
                                      ------   ------   --------   --------   ---------   -------------
BALANCES AT DECEMBER 31, 1994.......  20,851    $209    $426,783   $169,931   $(289,422)    $ 307,501
                                      ======   ======   ========   ========   =========     =========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1994        1993        1992
                                                               --------    --------    --------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)............................................  $  9,693    $ 50,987    $ (6,317)
Depreciation, amortization and other non-cash items..........    16,041      15,414      14,015
Deferred income..............................................       269        (412)         70
Write-down of real estate investments........................    30,000          --      45,000
Gain on sale of properties...................................        --     (19,742)    (11,064)
Change in receivables and other assets.......................      (383)        109        (255)
Change in accounts payable and accrued liabilities...........      (636)       (472)      2,037
                                                               --------    --------    --------
                                                                 54,984      45,884      43,486
                                                               --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties.......   (40,142)    (28,502)    (27,191)
Proceeds from sale of properties.............................     5,772      41,940      41,511
Mortgage notes receivable....................................        --          --       1,105
Construction loan fundings...................................   (23,180)    (15,039)         --
Construction loan paid.......................................    16,836          --          --
Other notes receivable.......................................      (830)     (2,548)     (2,612)
Direct financing leases......................................    (1,013)     (2,803)         --
Administrative capital expenditures..........................      (183)        (44)        (39)
                                                               --------    --------    --------
                                                                (42,740)     (6,996)     12,774
                                                               --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on short-term loan payable.............    14,500     (40,500)    (11,000)
Principal payments on mortgages..............................   (14,468)     (1,137)     (1,029)
Financing costs paid.........................................      (248)     (1,371)       (371)
Proceeds from sale of stock..................................        --      80,841          --
Proceeds from exercise of stock options......................     1,963         493       1,528
Dividends paid...............................................   (47,823)    (42,436)    (47,732)
Contributions from minority interest.........................        --          --         439
                                                               --------    --------    --------
                                                                (46,076)     (4,110)    (58,165)
                                                               --------    --------    --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS.......   (33,832)     34,778      (1,905)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR...........    35,670         892       2,797
                                                               --------    --------    --------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR.................  $  1,838    $ 35,670    $    892
                                                               ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE COMPANY

     American Health Properties, Inc., a Delaware corporation (the Company, which term refers to the Company and its subsidiaries unless the context otherwise requires) is a self-administered real estate investment trust (REIT) that commenced operations in 1987. The Company has investments in health care facilities, including 13 acute care hospitals, three rehabilitation hospitals and five psychiatric hospitals, all of which are operated by qualified third party health care providers, and a medical office building.

     Psychiatric Group Preferred Stock Distribution. On January 31, 1995, the Company's Board of Directors authorized management to pursue a transaction which is designed to separate the economic attributes of its investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care hospitals, rehabilitation hospitals and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly traded shares intended to represent those portfolios. The transaction would entail the distribution to holders of Common Stock of depositary shares representing a new series of preferred stock, par value $0.01 per share, to be designated Psychiatric Group Preferred Stock (the Psychiatric Group Stock). The Psychiatric Group Stock would be intended to reflect the separate performance of the Psychiatric Group. The Company's existing Common Stock would be intended to reflect the separate performance of the Core Group. In connection with the proposed transaction, the Company would specifically identify or allocate its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group. However, each holder of Common Stock or Psychiatric Group Stock would be a holder of an issue of capital stock of the entire Company and would be subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

     The conversion rights of the Company's convertible subordinated bonds, and the Common Stock reserved for issuance upon conversion, will be appropriately adjusted in accordance with the terms of the indenture to reflect the planned distribution. In addition, appropriate adjustments will be made to the Company's stock incentive plans.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     New Accounting Standards. The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards No.'s 114 and 118, "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures", respectively (SFAS 114 and 118). SFAS 114 and 118 are applicable to all creditors and to all loans that are restructured in a troubled debt restructuring involving a modification of terms. SFAS 114 and 118 require estimating the value of impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

     SFAS 114 and 118 are effective in fiscal 1995. Management believes that adoption of SFAS 114 and 118 will not have a material impact on the accompanying consolidated financial statements.

     Real Estate Properties. The Company accounts for its property leases as operating leases. The Company records properties at cost and allocates the cost between land and buildings and improvements based on independent appraisals. Depreciation of acute care and rehabilitation properties is recorded on a straight-line basis over the estimated useful lives of the buildings and improvements (27 to 42 years). The Company prospectively revised the estimated remaining lives of its psychiatric real estate properties from an average of 38 years to 21 years effective as of January 1, 1993. This estimate revision increased depreciation and reduced net income by $1,165,000, or $.06 per share, for the year ended December 31, 1993.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     Deferred Income. Fees received, net of related direct costs, associated with the origination or amendment of leases and mortgages are deferred and amortized at a constant effective rate over the remaining initial term of the related leases and mortgage notes receivable.

     Deferred Costs. Deferred financing costs are amortized over the term of the related debt at a constant effective rate.

     Federal Income Taxes. The Company intends at all times to operate so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code. As such, the Company will not be subject to federal income tax.

     Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income for financial reporting purposes due primarily to timing differences in the recognition of fee income, real estate property write-downs, mortgage note impairment reserves and various accruals and differences between the estimated useful lives used to compute depreciation for financial statement purposes and a 40-year life used in determining earnings and profits. The cost basis of the Company's real estate properties is generally the same for financial reporting and earnings and profits purposes, except for properties written down for financial reporting purposes.

     Cash and Short-Term Investments. Cash and short-term investments consist of cash and all highly liquid investments with an original maturity date of less than three months.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

REAL ESTATE PROPERTIES

     The following table summarizes the Company's investment in health care real estate properties as of December 31, 1994:

                                                                            BUILDINGS AND      ACCUMULATED          NET
                                                                LAND        IMPROVEMENTS       DEPRECIATION      BOOK VALUE
                                                               -------      -------------      ------------      ----------
                                                                                     (IN THOUSANDS)
ACUTE CARE GENERAL PROPERTIES:
Irvine Medical Center
  Irvine, California........................................   $17,987        $  57,013          $  5,286         $ 69,714
Tarzana Regional Medical Center
  Tarzana, California.......................................    12,421           61,279            11,291           62,409
Desert Valley Hospital
  Victorville, California...................................     1,755           22,245               162           23,838
Kendall Regional Medical Center
  Miami, Florida............................................     4,163           64,849            11,997           57,015
Palm Beach Gardens Medical Center
  Palm Beach Gardens, Florida...............................     4,024           41,624             8,102           37,546
North Fulton Medical Center
  Roswell, Georgia..........................................     4,149           42,042             6,061           40,130
Halstead Hospital
  Halstead, Kansas..........................................        80           14,170               709           13,541
Elmwood Medical Center
  Jefferson, Louisiana......................................     4,412           38,411             4,370           38,453
Lucy Lee Hospital
  Poplar Bluff, Missouri....................................       404           22,861             4,156           19,109
Frye Regional Medical Center
  Hickory, North Carolina...................................     1,247           44,202             8,555           36,894
Cleveland Regional Medical Center
  Cleveland, Texas..........................................       300            8,000               296            8,004
Concho Valley Regional Hospital
  San Angelo, Texas.........................................       256           16,196             1,315           15,137
                                                               -------        ---------          --------         --------
                                                                51,198          432,892            62,300          421,790
                                                               -------        ---------          --------         --------
PSYCHIATRIC PROPERTIES:
The Retreat
  Sunrise, Florida..........................................     3,325            8,609             1,886           10,048
The Manors
  Tarpon Springs, Florida...................................     1,457            5,066               596            5,927
Rock Creek Center
  Lemont, Illinois..........................................       440            5,372               718            5,094
Pembroke Hospital
  Pembroke, Massachusetts...................................     1,712            5,840             1,356            6,196
Westwood Lodge Hospital
  Westwood, Massachusetts...................................     1,631            4,252             1,019            4,864
                                                               -------        ---------          --------         --------
                                                                 8,565           29,139             5,575           32,129
                                                               -------        ---------          --------         --------
REHABILITATION PROPERTIES:
Northwest Arkansas Rehabilitation Hospital
  Fayetteville, Arkansas....................................       962            8,124               711            8,375
HCA Wesley Rehabilitation Hospital
  Wichita, Kansas...........................................     1,938           12,659               883           13,714
MountainView Regional Rehabilitation Hospital
  Morgantown, West Virginia.................................        --           11,718               988           10,730
                                                               -------        ---------          --------         --------
                                                                 2,900           32,501             2,582           32,819
                                                               -------        ---------          --------         --------
MEDICAL OFFICE BUILDING PROPERTIES:
Walsh Medical Arts Center
  Murrieta, California......................................       285            8,515               160            8,640
                                                               -------        ---------          --------         --------
                                                               $62,948        $ 503,047          $ 70,617         $495,378
                                                               =======        =========          ========         ========

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     At June 30, 1992, the Company recorded an $11,400,000 write-down on a $21,400,000 mortgage note receivable (the "RCC Note") secured by a first mortgage and security interest in the real property of The Rock Creek Center ("RCC") in Lemont, Illinois. Subsequent recovery of cash in an interest reserve fund maintained by RCC reduced the Company's recorded investment in the RCC Note to $8,812,000. At the end of 1992, a formal restructuring of the RCC Note was completed, pursuant to which the RCC real property was conveyed to the Company in return for the Company's forgiveness of the RCC Note. The RCC real property was then leased to the existing operator for an initial term of five years at an annual rate of $1 million with monthly payments commencing January 1, 1993. Income received and recognized by the Company on its RCC investment in 1994 and 1993 was $1,000,000 and in 1992 was $1,332,000. Income of $2,664,000 would have been recorded in 1994, 1993 and 1992, had the RCC Note performed in accordance with its original terms.

     In addition, at June 30, 1994, in view of negative trends that caused declining cash flow at a number of the psychiatric hospitals, the Company recorded a $30,000,000 write-down of its investments in psychiatric hospitals at such date. Of the $30,000,000 write-down, $22,050,000 related to the Company's investments in psychiatric hospital properties and $7,950,000 was established as a mortgage note impairment reserve. Over time, the Company intends to reduce its investments in the psychiatric sector. This is expected to be accomplished through the Company's announced program to sell, restructure or seek other means to reduce its investments in the psychiatric sector. In connection with this program, the Company sold one of its psychiatric properties to a third party in October, 1994. Additionally, subsequent to year end, the Company sold its psychiatric hospitals in Westwood and Pembroke, Massachusetts. These sales were accomplished at net book value. The Company also restructured the terms of its two Florida psychiatric hospital investments subsequent to year end. Pursuant to the restructuring, the annual minimum rental obligation of The Retreat psychiatric hospital in Sunrise, Florida was reduced from $2,359,000 to $1,100,000, and the annual minimum rental obligation of The Manors psychiatric hospital in Tarpon Springs, Florida was reduced from $855,000 to $600,000. The Company will have an enhanced participation in future revenue growth of both facilities. As part of the restructuring, The Retreat used an existing $1,000,000 lease reserve fund to pay down outstanding borrowings under a revolving credit agreement provided by the Company, and the maximum amount available for borrowing under the credit agreement was reduced from $2,250,000 to $1,000,000. The Manors used an existing $325,000 lease reserve fund to pay down outstanding borrowings under a $2,000,000 revolving credit agreement provided by the Company.

     The Company's properties are leased under "net" leases pursuant to which the lessees are responsible for all maintenance, repairs, taxes, and insurance of the leased properties. The leases provide for the payment of minimum base rent and additional rent during the fixed term and any renewal terms. Additional rent is based on the increase in annual gross revenues of the related hospital as specified in the lease agreements.

     The Company has the right to approve capital expenditures at all properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. The Company has committed to fund approximately $5,000,000 of capital expenditures pursuant to these rights and obligations. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Company's increased investment.

     Six of the Company's acute care properties are leased to subsidiaries of American Medical International, Inc. (AMI). The six leases are covered by cross-default provisions and the lease obligations are unconditionally guaranteed by AMI. In 1994, income from these leases accounted for 50% of the Company's total revenues.

     Future minimum rentals under the Company's noncancellable operating leases, after consideration of the sale of the two Massachusetts psychiatric properties and the restructuring of the lease obligations of the two Florida psychiatric properties, are approximately $65,100,000 annually in 1995 through 1997, $64,100,000 in 1998, $41,200,000 in 1999 and $136,800,000 thereafter.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

MORTGAGE NOTES RECEIVABLE

     Four Winds Hospital -- Saratoga $18,225,000. The Company has a mortgage note receivable secured by a first mortgage and security interest in the real property of Four Winds Hospital in Saratoga Springs, New York. The note has an initial term of ten years with two optional ten-year extension terms. The initial term maturity date is June 30, 1999. The interest rate on the note is 12.42%. Interest is payable monthly for the first six years, and thereafter, principal and interest payments will be payable in level monthly installments based on a thirty-year amortization schedule.

     Four Winds Hospital -- Katonah $27,600,000. The Company has a mortgage note receivable secured by a first mortgage and security interest in the real property of Four Winds Hospital in Katonah (Westchester County), New York (the "Four Winds Note"). At June 30, 1992, the Company recorded a $33,600,000 write-down on the original $61,200,000 Four Winds Note which reduced the Company's recorded investment in the Four Winds Note to $27,600,000.

     At the end of 1992, a formal restructuring of the Four Winds Note was completed, pursuant to which monthly interest payments amount to $3,400,000 in the first year, increase $100,000 annually in each of the succeeding six years and remain at $4,000,000 per year through maturity. The restructured note has an initial term of ten years with two optional ten-year extension terms. The initial term maturity date is November 30, 2002. Interest income received and recognized by the Company on the Four Winds Note in 1994, 1993 and 1992 was $3,508,000, $3,408,000 and $3,524,000, respectively. Interest income of
$7,635,000 would have been recorded in 1994, 1993 and 1992 had the Four Winds Note performed in accordance with its original terms.

     Pursuant to the terms of the mortgage notes receivable, the Company may receive additional interest each year based on the increase in annual operating revenues of the related psychiatric facility. The Company may provide permanent financing for capital additions at the facilities.

     Mortgage Note Impairment Reserve. As discussed above, at June 30, 1994, in view of negative trends that caused declining cash flows at a number of the psychiatric hospitals, the Company recorded a $30,000,000 write-down of its investments in psychiatric hospitals. In connection with a review of Four Winds Hospital -- Saratoga and Four Winds Hospital -- Katonah, as well as uncertainties surrounding possible changes in Medicaid reimbursement in the State of New York, $7,950,000 of the $30,000,000 write-down was recorded as a mortgage note impairment reserve. The Company will record interest on such mortgage notes as interest payments are received.

CONSTRUCTION LOANS

     At December 31, 1994, the Company had funded $21,383,000 of a $30,000,000 commitment to participate in an $86 million construction and mortgage financing of a 670,000 square foot integrated hospital and medical office building presently under construction in Austin, Texas.

     At December 31, 1993, the Company had funded $15,039,000 under a construction loan commitment on an ambulatory care and medical office complex in Overland Park, Kansas. This construction loan was prepaid by the borrower in February 1994 at which time the balance outstanding was $16,836,000.

OTHER NOTES RECEIVABLE

     The Company provides financing at variable rates to certain operators under revolving credit agreements. The aggregate commitment under these credit agreements was $9,950,000 as of December 31, 1994. Borrowings under the credit agreements are subject to compliance with various covenants and may not exceed a specified percentage of the operators' net accounts receivable. Borrowings under the credit agreements are secured by accounts receivable and other personal property of the operator. As of December 31, 1994, $8,800,000 was outstanding under these revolving credit agreements at a weighted average interest rate of 11.8%. The weighted average amount of borrowings under these credit agreements outstanding during 1994

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES was $8,458,000 at a weighted average interest rate of 10.6% with a maximum of $8,800,000 outstanding during the year. As a result of the Company's sale of its two Massachusetts psychiatric investments and the restructuring of its two Florida psychiatric investments, all subsequent to year end, the Company's aggregate commitment to provide financing under revolving credit agreements was reduced to $5,700,000, of which $1,200,000 was unfunded as of March 6, 1995.

     In connection with the Four Winds Note restructuring, the $950,000 balance outstanding under a revolving credit agreement was converted to a five-year amortizing term note. The note bears interest at an annual rate of 10.5%, and requires monthly principal and interest payments of $21,000 through maturity on December 1, 1997. As of December 31, 1994, the outstanding balance of this note was $628,000.

DIRECT FINANCING LEASES

     In connection with its investment in the real property of an acute care general hospital on June 30, 1993, the Company also provided a five-year equipment lease to the hospital operator which is classified as a direct financing lease. As of December 31, 1994, the Company's net investment in this direct financing lease is $2,296,000, represented by total minimum lease payments receivable of $2,722,000 less unearned income of $426,000. Future minimum lease payments under this lease are approximately $765,000 annually in 1995 through 1997 and $427,000 in 1998.

     In connection with its investment in the real property of an acute care general hospital on January 3, 1994, the Company also provided a seven-year equipment lease to the hospital operator which is classified as a direct financing lease. As of December 31, 1994, the Company's net investment in this direct financing lease is $1,520,000, represented by total minimum lease payments receivable of $2,015,000 less unearned income of $495,000. Future minimum lease payments under this lease are approximately $333,000 annually in 1995 through 2000 and $17,000 in 2001.

DEBT

     Short-Term Loan Payable. The Company has a $100 million unsecured revolving credit agreement with a syndicate of banks maturing on December 31, 1996. This agreement provides for interest on outstanding borrowings at either LIBOR plus a margin of 125 to 200 basis points or the prime rate plus, in certain circumstances, a margin of 50 basis points. The margin on LIBOR or prime rate borrowings is dependent upon various conditions, including the Company's leverage and debt ratings, and the level and duration of borrowings outstanding. Currently, the Company is able to borrow at either LIBOR plus 125 basis points or the prime rate.

     The weighted average amount of borrowings under bank credit agreements outstanding during 1994, 1993 and 1992 was $5,404,000, $11,227,000 and
$54,007,000 at weighted average interest rates of 6.9%, 4.7% and 5.1%, respectively. The maximum amount outstanding under bank credit agreements in 1994, 1993 and 1992 was $20,500,000, $44,500,000 and $72,000,000, respectively.
As of December 31, 1994, the Company had $14,500,000 outstanding under its bank credit agreement with a weighted average interest rate of 7.6%.

     Mortgage Notes Payable. Two of the properties owned by the Company had existing mortgages with remaining balances at December 31, 1993 of approximately $8.8 million and $5.7 million with interest rates of 10.0% and 8.75%, respectively. The Company prepaid both mortgages in February 1994.

     Senior Notes Payable. The Company's two issues of unsecured senior notes (the Senior Notes) were sold pursuant to private placements with institutional investors.

     In May 1989, the Company sold $5 million of 11.33% Series A Senior Notes and $120 million of 11.40% Series B Senior Notes. As provided under the terms of the note agreement, the interest rates on these notes were automatically adjusted to 11.38% on Series A and 11.45% on Series B effective as of October 25, 1989,

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES concurrent with the downgrading of AMI's publicly rated unsecured senior debt obligations. In the event that such AMI debt obligations are subsequently upgraded to an investment grade rating, the interest rates on the Series A and Series B Senior Notes will automatically readjust to 11.33% and 11.40%, respectively. Interest is payable quarterly in arrears. The Series A Senior Notes mature May 31, 1996, and the Series B Senior Notes require annual principal payments of $24 million beginning May 31, 1995 through maturity on May 31, 1999.

     In September 1990, the Company sold $100 million of 10.41% Senior Notes. Interest is payable semi-annually in arrears. The Senior Notes require annual principal payments of $20 million beginning September 15, 1996 through maturity on September 15, 2000.

     Subordinated Convertible Bonds Payable. The Company's Convertible Dual Currency Subordinated Bonds (the Swiss Bonds) were sold in Switzerland pursuant to public subscription.

     The 1990 Swiss Bonds have a coupon rate of 8 1/2% and are convertible at the option of the holder at any time until July 9, 2000 into shares of the Company's Common Stock at a conversion price of $25.875 per share and a fixed exchange rate of SFr. 1.41 per U.S. $1.00. In 1994 and 1993, no conversions of 1990 Swiss Bonds were made. In 1992, $2,590,000 of the 1990 Swiss Bonds, with accrued interest, were converted into 91,259 shares of common stock resulting in additional equity of $2,472,000, net of conversion and unamortized issuance costs of $118,000. Final redemption of the 1,491 remaining 1990 Swiss Bonds will be made in U.S. dollars of $7,455,000 on July 19, 2000 provided additional conversions or redemption have not occurred earlier.

     Interest on outstanding Swiss Bonds is payable annually in arrears in Swiss Francs in July. Accrued and accreted interest is not paid on Swiss Bonds converted into common stock.

     The Company has reserved approximately 204,000 unissued shares of Common Stock for potential future Swiss Bond conversions.

     Debt Covenants. Covenants and restrictions in the Company's various debt agreements include limitations on secured borrowings, restrictions covering the use of proceeds from asset sales and payments of dividends and requirements relating to the maintenance of specified financial covenants, including those relating to minimum tangible net worth, fixed charge coverage and ratios of liabilities to minimum tangible net worth and asset values.

     Annual Maturities. The aggregate amount of annual maturities of the Company's debt for calendar years 1995 through 1999 and thereafter is $24,000,000, $49,000,000, $44,000,000, $44,000,000, $44,000,000 and $27,455,000,
respectively. In addition, the outstanding balance of $14,500,000 at December 31, 1994 under the Company's unsecured revolving credit agreement matures on December 31, 1996, although certain events, including sales of assets, may require the earlier paydown of the outstanding balance.

     Interest. Interest capitalized on construction in progress was $883,000, $577,000 and $872,000 in 1994, 1993 and 1992, respectively. Interest paid, net of interest capitalized, in 1994, 1993, and 1992 was $24,924,000, $26,686,000
and $29,127,000, respectively.

PENSION PLANS

     The Company has a defined contribution pension plan covering all of its employees. Pension expense in 1994, 1993 and 1992 was $207,000, $202,000 and $229,000, respectively.

     The Company has an unfunded defined benefit pension plan covering non-employee members of its Board of Directors upon completion of sixty months of membership on the Board. The benefits, limited to ten years, are based on years of service and the annual base director fee in effect as of the date a director ceases to be a member of the Board.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     The following table sets forth the amounts recognized in the Company's financial statements:

     Actuarial present value of benefit obligations:

                                                               DECEMBER 31,       DECEMBER 31,
                                                                   1994               1993
                                                               ------------       ------------
    Vested benefit obligation................................   $  580,000         $  552,000
                                                                ----------         ----------
    Accumulated benefit obligation...........................   $  580,000         $  552,000
                                                                ----------         ----------
    Projected benefit obligation.............................   $  596,000         $  566,000
    Unrecognized prior service cost..........................     (106,000)          (155,000)
    Unrecognized net gain....................................      144,000             99,000
    Minimum liability recognized.............................           --             42,000
                                                                ----------         ----------
    Pension liability........................................   $  634,000         $  552,000
                                                                ==========         ==========

     Net pension cost included the following components:

                                                          1994          1993         1992
                                                        --------      --------     --------
    Current service cost..............................  $ 70,000      $ 99,000     $ 91,000
    Interest cost.....................................    39,000        43,000       33,000
    Amortization of prior service cost................    49,000        49,000       49,000
    Amortization of net gain..........................    (9,000)           --           --
                                                        --------      --------     --------
    Net periodic pension cost.........................  $149,000      $191,000     $173,000
                                                        ========      ========     ========

     A discount rate of 8.5% for 1994 and 7.0% for 1993, and a 10.0% increase in annual base director fees once every five years were used in determining the actuarial present value of the projected benefit obligation.

STOCK INCENTIVE PLANS

     The Company's stock incentive plans provide for the issuance of up to 2,600,000 shares of common stock for restricted stock awards and options to directors and key employees of the Company. There were 1,369,754 and 149,183 shares available to grant further restricted stock awards and options at December 31, 1994 and 1993, respectively.

     Restricted stock awards are granted with transfer restrictions as described in the stock incentive plans. At December 31, 1994, 32,941 shares of the Company's common stock awarded to key employees remained restricted. Restrictions relating to these shares will lapse each year following the date of grant with respect to one-sixth, one-fifth or one-half of the total number of shares granted, as the case may be. Expense is determined based on the market value at the date of grant and is recognized over the period the restrictions lapse. Expense recorded in 1994, 1993 and 1992 related to stock awards granted was $367,000, $399,000 and $344,000, respectively.

     Outstanding stock options granted to directors and key employees of the Company were 753,130 and 688,166 at December 31, 1994 and 1993, respectively. The exercise price of stock options outstanding ($18 to $35 1/4) is equal to the fair market value of the shares on the dates the options were granted. In 1994, 174,964 stock options were granted with exercise prices of $26 to $27 1/8, and in 1993, 204,596 stock options were granted with exercise prices of $23 1/2 and $27 3/4. In 1992, 98,145 stock options were granted with exercise prices of $29 1/4 and $35 1/4. Stock options granted to directors are exercisable immediately and stock options granted to key employees become exercisable over two to four years. In 1994, 90,000 stock options with exercise prices of $18 1/8 to $25 3/4 were exercised, and in 1993, 20,000 stock options with exercise prices of $23 1/2 to $25 3/4 were exercised. In 1992, 73,650 stock options with exercise prices of $18 to $23 1/8 were exercised. In

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

1994, 20,000 stock options with exercise prices of $27 1/8 and $35 1/4 expired. Stock options of 611,987 and 538,751 at December 31, 1994 and 1993, respectively, were exercisable at prices of $18 to $35 1/4. Stock options terminate ten years from the date of grant.

     Dividend Equivalent Rights (DER) were granted in tandem with 74,964 and 104,596 of the stock options granted in 1994 and 1993, respectively. At each dividend declaration date, a calculation is made to determine the number of shares that could be acquired if dividends were paid on shares under option and accumulated DERs, and such number of shares are accumulated for the benefit of option holders for a period of five years from the date of the option grant. Upon exercise or expiration of the related option, each option holder is entitled to receive additional shares equivalent to the accumulated number of related DER shares. At December 31, 1994 and 1993, the accumulated number of DER shares were 27,856 and 9,198, respectively. Expense related to the DER shares is equal to the equivalent amount of dividends used to determine the number of DER shares. Expense recorded in 1994, 1993 and 1992 related to DER shares was $577,000, $255,000 and $60,000, respectively. Under the terms of the Company's stock incentive plans, in connection with the planned issuance of Psychiatric Group Stock, outstanding restricted stock awards, stock options, and DERs will be adjusted to reflect the issuance of Psychiatric Group Stock.

PREFERRED STOCK PURCHASE RIGHTS PLAN

     On April 20, 1990, the Company distributed to shareholders one preferred stock purchase right (each a Right) for each outstanding share of Common Stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of preferred stock, Series A, par value $.01 per share (the Series A Preferred Shares), of the Company at a price of $45. The total number of Rights currently issued or issuable, including Rights issuable in connection with Common Stock which may be issued under the Company's stock incentive plans and upon the conversion of the Company's outstanding Swiss Bonds, is approximately 23,206,000. Approximately 232,000 Series A Preferred Shares could be purchased upon the exercise of all Rights currently issued or issuable. The number of Rights outstanding and Series A Preferred Shares issuable upon exercise, as well as the Series A Preferred Share purchase price, are subject to customary antidilution adjustments.

     The Rights are evidenced by the certificates for shares of Common Stock, and in general are not transferable apart from the Common Stock or exercisable until after a party has acquired beneficial ownership of or made a tender offer for 10% or more of the outstanding Common Stock of the Company (an Acquiring Person), or the occurrence of other events as specified in the Rights Plan. Under certain conditions as specified in the Rights Plan, including but not limited to the acquisition by a party of 15% or more of the outstanding Common Stock of the Company or the acquisition of the Company in a merger or other business combination, each holder of a Right (other than an Acquiring Person whose Rights will be void) will receive upon exercise thereof and payment of the exercise price that number of shares of Common Stock of the Company or of the other party, as applicable, having a market value of two times the exercise price of the Right.

     The Rights expire on April 20, 2000, and until exercised, the holder thereof, as such, will have no rights as a shareholder of the Company. At the Company's option, the Rights may be redeemed in whole at a price of $.01 per Right at any time prior to becoming exercisable. In general, the Company may also exchange the Rights at a ratio of one share of Common Stock per Right after becoming exercisable but prior to the acquisition of 50% or more of the outstanding shares of Common Stock by any party.

     Series A Preferred Shares issuable upon exercise of the Rights will not be redeemable. Each Series A Preferred Share will have 100 votes and will be entitled to (a) dividends in an amount equal to the greater of $1.00 or 100 times the amount of the dividends per share paid on the Common Stock, (b) a liquidation preference in an amount equal to the greater of $100 or 100 times the amount per share paid on the Common

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Stock and (c) a payment in connection with a business combination (in which shares of Common Stock are exchanged) equal to 100 times the amount per share paid on the Common Stock.

DIVIDENDS

     A quarterly dividend of $.575 per share, or approximately $11,989,000 in the aggregate, was declared by the Board of Directors on January 31, 1995, payable on February 24, 1995 to shareholders of record on February 10, 1995. This dividend has been reflected as dividends payable in the accompanying financial statements as of December 31, 1994. Dividends of $2.295 per share paid during the year ended December 31, 1994 are characterized as $1.8275 of ordinary income and $0.4675 return of capital.

     In general, dividends on the Company's capital stock are limited by the Company's unsecured revolving credit agreement to 95% of cash flow available for debt service, less interest expense, plus gains on asset dispositions.

LEGAL PROCEEDINGS

     In August 1992, a shareholder class action lawsuit was filed against the Company and certain directors and officers of the Company in the Federal District Court in Denver, Colorado, alleging that among other things, the defendants knowingly or recklessly disseminated false and misleading information regarding the performance and creditworthiness of two of the Company's mortgage loan investments. On May 28, 1993, the Company reached an agreement with the plaintiffs, the other defendants to the lawsuits and its insurance carrier regarding settlement and dismissal of the cases with prejudice. The Company contributed $2,615,000 to the settlement in 1993. The Company's total costs related to this matter were $3,020,000 including the Company's settlement contribution, legal fees and other expenses. Of this amount, $786,000 was accrued in the fourth quarter of 1992, and the remaining $2,234,000 was charged against income in 1993. The settlement became effective upon approval by the court in December 1993.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     Mortgage Notes Receivable. The carrying amount of mortgage notes receivable is a reasonable estimate of fair value, as the pricing and terms of the notes are indicative of current rates and credit risk.

     Construction Loans. The carrying amounts of these construction loans are a reasonable estimate of fair value, as the variable rate pricing and terms of the loans are indicative of current rates and credit risk.

     Other Notes Receivable. The Company's pricing and terms of variable-rate financing and commitments provided to certain operators and a term note are indicative of current rates and credit risk, and therefore, the carrying amount of these financial instruments is a reasonable estimate of fair value.

     Cash and Short-Term Investments. The carrying amount approximates fair value because of the short maturity of these financial instruments.

     Short-Term Loan Payable. The terms of borrowings under the Company's unsecured revolving credit agreement are generally less than 90 days at variable pricing indicative of current short-term borrowing rates. Accordingly, the carrying amount is a reasonable estimate of fair value.

     Mortgage Notes Payable. The carrying amount of mortgage notes payable generally reflects current rates for similar type borrowings and is a reasonable estimate of fair value.

     Subordinated Convertible Bonds Payable. The fair value of the Company's subordinated convertible bonds payable is based on the quoted market price of the bonds as traded in Switzerland.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     Senior Notes Payable. An estimate of rates currently available to the Company for debt with similar terms was used to determine the fair value of the Company's senior notes payable.

     Loan Commitments. The terms and pricing of the Company's $30,000,000 commitment at December 31, 1994 to participate in the funding of a construction loan that will convert to a mortgage note receivable are indicative of current rates and terms for similar arrangements. The amount shown as carrying amount and fair value at December 31, 1993 represents the construction financing fee that was received and deferred by the Company on another construction loan that was prepaid by the borrower in February 1994.

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1994 and 1993 are as follows:

                                                   DECEMBER 31, 1994       DECEMBER 31, 1993
                                                  -------------------     -------------------
                                                  CARRYING     FAIR       CARRYING     FAIR
                                                  AMOUNT       VALUE      AMOUNT       VALUE
                                                  -------     -------     -------     -------
                                                                (IN THOUSANDS)
    FINANCIAL ASSETS
    Mortgage notes receivable.................    $37,875     $37,875     $45,825     $45,825
    Construction loan.........................     21,383      21,383      15,039      15,039
    Other notes receivable....................      9,428       9,428       8,598       8,598
    Cash and short-term investments...........      1,838       1,838      35,670      35,670

    FINANCIAL LIABILITIES
    Short-term loan payable...................     14,500      14,500          --          --
    Mortgage notes payable....................         --          --      14,468      14,468
    Subordinated convertible bonds payable....      6,163       5,894       5,955       6,442
    Senior notes payable......................    225,000     231,358     225,000     245,668

    UNRECOGNIZED FINANCIAL INSTRUMENTS
    Loan commitments..........................        225         225         520         520

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      FIRST       SECOND        THIRD      FOURTH
                                     QUARTER      QUARTER      QUARTER     QUARTER      TOTAL
                                     -------      -------      -------     -------     -------
                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
    1994
    Revenues.......................  $21,553      $21,653      $21,774     $22,047     $87,027
    Net Income (Loss)..............    9,784      (19,256)(1)   10,395       8,770       9,693
    Net Income (Loss) per share....      .47         (.92)         .50         .42         .46
    1993
    Revenues.......................  $20,098      $19,723      $20,889     $20,813     $81,523
    Net Income.....................   27,864(2)     5,765        9,026       8,332      50,987
    Net Income per share...........     1.61          .33          .45         .40        2.71

- ---------------

(1) Reflects a write-down of $30,000,000 relating to investments in psychiatric hospitals.

(2)  Includes a gain of $19,742,000 on the sale of a property.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Annual Report on Form 10-K, and have issued our report thereon dated March 6, 1995. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Denver, Colorado,
March 6, 1995.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

                        AMERICAN HEALTH PROPERTIES, INC.

                               DECEMBER 31, 1994
                             (DOLLARS IN THOUSANDS)

                                                                                                  GROSS CARRYING AMOUNT
                                                 INITIAL COST TO COMPANY                          AT DECEMBER 31, 1994(A)
                                                 -----------------------    SUBSEQUENT     ----------------------------------
                                      LICENSED             BUILDINGS AND      CAPITAL                BUILDINGS AND
  DESCRIPTION AND LOCATION              BEDS      LAND     IMPROVEMENTS    IMPROVEMENTS     LAND     IMPROVEMENTS     TOTAL
- ------------------------------------  --------   -------   -------------   -------------   -------   -------------   --------
Acute care general properties:
  Irvine, California                     177     $17,987     $  57,013        $    --      $17,987     $  57,013     $ 75,000
  Tarzana, California                    233      11,921        43,079         18,700       12,421        61,279       73,700
  Victorville, California                 77       1,755        22,245             --        1,755        22,245       24,000
  Miami, Florida                         412       4,163        55,837          9,012        4,163        64,849       69,012
  Palm Beach Gardens, Florida            204       4,024        40,976            648        4,024        41,624       45,648
  Roswell, Georgia                       167       4,149        20,851         21,191        4,149        42,042       46,191
  Halstead, Kansas                       190          80        14,170             --           80        14,170       14,250
  Jefferson, Louisiana                   135       3,012        32,138          7,673        4,412        38,411       42,823
  Poplar Bluff, Missouri                 201         404        19,596          3,265          404        22,861       23,265
  Hickory, North Carolina                275       1,247        38,753          5,449        1,247        44,202       45,449
  Cleveland, Texas                       104         300         8,000             --          300         8,000        8,300
  San Angelo, Texas                      171         165        15,867            420          256        16,196       16,452
                                                 -------     ---------        -------      -------     ---------     --------
                                                  49,207       368,525         66,358       51,198       432,892      484,090
                                                 -------     ---------        -------      -------     ---------     --------
Psychiatric properties:
  Sunrise, Florida                       100       3,325        15,209             --        3,325         8,609       11,934(d)
  Tarpon Springs, Florida                130       1,457         2,904          2,162        1,457         5,066        6,523
  Lemont, Illinois                        60         440         8,372             --          440         5,372        5,812(c)(d)
  Pembroke, Massachusetts                115       1,712         9,340             --        1,712         5,840        7,552(d)
  Westwood, Massachusetts                100       1,631         7,052             --        1,631         4,252        5,883(d)
                                                 -------     ---------        -------      -------     ---------     --------
                                                   8,565        42,877          2,162        8,565        29,139       37,704
                                                 -------     ---------        -------      -------     ---------     --------
Rehabilitation properties:
  Fayetteville, Arkansas                  60         962         8,124             --          962         8,124        9,086
  Wichita, Kansas                         60       1,938        12,659             --        1,938        12,659       14,597
  Morgantown, West Virginia               80          --        10,084          1,634           --        11,718       11,718
                                                 -------     ---------        -------      -------     ---------     --------
                                                   2,900        30,867          1,634        2,900        32,501       35,401
                                                 -------     ---------        -------      -------     ---------     --------
Medical Office Buildings:
  Murrieta, California                   n/a         285         8,515             --          285         8,515        8,800
                                                 -------     ---------        -------      -------     ---------     --------
                                                 $60,957     $ 450,784        $70,154      $62,948     $ 503,047     $565,995
                                                 -------     ---------        -------      -------     ---------     --------


                                                ACCUMULATED        DATE OF         DATE     DEPRECIABLE
  DESCRIPTION AND LOCATION                      DEPRECIATION   CONSTRUCTION(B)   ACQUIRED      LIFE
- -------------------------------------           ------------   ---------------   --------   -----------
Acute care general properties:
  Irvine, California                              $  5,286         1990          04/23/91     40 years
  Tarzana, California                               11,291        1973-1994      02/27/87     34 years
  Victorville, California                              162         1994          09/20/94     40 years
  Miami, Florida                                    11,997        1973-1994      02/27/87     38 years
  Palm Beach Gardens, Florida                        8,102        1964-1992      02/27/87     40 years
  Roswell, Georgia                                   6,061        1983-1993      02/27/87     42 years
  Halstead, Kansas                                     709         1976          06/30/93     30 years
  Jefferson, Louisiana                               4,370        1987-1992      05/11/90     40 years
  Poplar Bluff, Missouri                             4,156        1980-1993      02/27/87     40 years
  Hickory, North Carolina                            8,555        1974-1993      02/27/87     38 years
  Cleveland, Texas                                     296        1968-1986      01/03/94     27 years
  San Angelo, Texas                                  1,315        1960-1991      09/30/91     40 years
                                                  --------
                                                    62,300
                                                  --------
Psychiatric properties:
  Sunrise, Florida                                   1,886         1988          08/15/90     25 years
  Tarpon Springs, Florida                              596        1928-1993      08/15/90     25 years
  Lemont, Illinois                                     718         1989          12/31/92     25 years
  Pembroke, Massachusetts                            1,356         1984          10/05/90     20 years
  Westwood, Massachusetts                            1,019        1890-1984      10/05/90     20 years
                                                  --------
                                                     5,575
                                                  --------
Rehabilitation properties:
  Fayetteville, Arkansas                               711         1991          07/01/91     40 years
  Wichita, Kansas                                      883         1992          03/16/92     40 years
  Morgantown, West Virginia                            988         1991          02/25/91     40 years
                                                  --------
                                                     2,582
                                                  --------
Medical Office Buildings:
  Murrieta, California                                 160         1991          04/01/94     40 years
                                                  --------
                                                  $ 70,617
                                                  --------

- ---------------

(a) The cost basis of the properties for Federal income tax purposes is the same as the gross carrying amount, except for those properties for which a write-down was recorded in 1994. For Federal income tax purposes, the gross carrying amount for the Halstead, Kansas facility is classified as an investment in an Industrial Revenue Bond and is not depreciated.

(b) Most properties have had improvements since their initial construction. The range of dates reflects the construction date of the original structures through the latest date of improvements.

(c) This property was conveyed to the Company in December 1992 in connection with the restructuring and forgiveness of a mortgage note receivable. The $21.4 million mortgage note receivable had been written down in June 1992 to $10 million. Subsequent recovery of a $1.1 million interest reserve fund from the mortgagee reduced the Company's recorded investment in the note to $8.8 million (net of unamortized fees) which became the Company's basis in the property upon its conveyance. The property was written down by $3 million in 1994 to its current gross carrying amount of $5.8 million.

(d) In view of negative trends that caused declining cash flow at these psychiatric hospitals, the Company recorded a write-down of its investment in each of these properties in 1994. The write-downs by property were:
    Sunrise, Florida $6.6 million; Lemont, Illinois $3 million; Pembroke, Massachusetts $3.5 million; and Westwood, Massachusetts $2.8 million.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

                        AMERICAN HEALTH PROPERTIES, INC.

                               DECEMBER 31, 1994
                                 (IN THOUSANDS)

     Summary of Real Estate and Accumulated Depreciation Activity:

                                         1994                      1993                      1992
                                -----------------------   -----------------------   -----------------------
                                           ACCUMULATED               ACCUMULATED               ACCUMULATED
                                  COST     DEPRECIATION     COST     DEPRECIATION     COST     DEPRECIATION
                                --------   ------------   --------   ------------   --------   ------------
Balance at Beginning of
  Year........................  $543,093     $ 58,157     $536,845     $ 47,829     $537,796     $ 36,744
Acquisitions..................    30,020          n/a       14,250          n/a        8,812          n/a
Cost of Real Estate Sold......    (7,309)      (1,537)     (26,000)      (3,642)     (33,958)      (1,571)
Construction Projects
  Completed...................    15,000          n/a          n/a          n/a       14,597          n/a
Capital Improvements..........     7,241          n/a       17,998          n/a        9,598          n/a
Write-Down of Real Estate
  Investments.................   (22,050)         n/a           --          n/a           --          n/a
Depreciation..................       n/a       13,997          n/a       13,970          n/a       12,656
                                --------     --------     --------     --------     --------     --------
Balance at End of Year........  $565,995     $ 70,617     $543,093     $ 58,157     $536,845     $ 47,829
                                --------     --------     --------     --------     --------     --------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on the 22nd day of March, 1995.

                                            AMERICAN HEALTH PROPERTIES, INC.

                                            By:      VICTOR C. STREUFERT
                                                    Victor C. Streufert
                                                Executive Vice President and
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                          Officer)

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph P. Sullivan, Victor C. Streufert and Geoffrey D. Lewis, and each or either of them as his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                  SIGNATURE                                TITLE                     DATE
- ---------------------------------------------   ----------------------------   -----------------

PRINCIPAL EXECUTIVE OFFICER

             JOSEPH P. SULLIVAN                 President, Chief Executive      March 22, 1995
             Joseph P. Sullivan                   Officer and Director

PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
ACCOUNTING OFFICER

             VICTOR C. STREUFERT                Executive Vice President and    March 22, 1995
             Victor C. Streufert                  Chief Financial Officer
             WALTER J. McNERNEY                 Chairman of the Board           March 22, 1995
             Walter J. McNerney

             NORMAN BARKER, JR.                 Director                        March 22, 1995
             Norman Barker, Jr.

                ROYCE DIENER                    Director                        March 22, 1995
                Royce Diener

               JAMES L. FISHEL                  Director                        March 22, 1995
               James L. Fishel

                  SIGNATURE                                TITLE                     DATE
- ---------------------------------------------   ----------------------------   -----------------

               CHARLES M. HAAR                  Director                        March 22, 1995
               Charles M. Haar

               SHELDON S. KING                  Director                        March 22, 1995
               Sheldon S. King

                                                Director
               Louis T. Rosso

                              INDEX TO EXHIBITS


                                                                                               Page
                                                                                               ----
  3.1    --  Certificate of Incorporation, as amended to date, filed as Exhibit 3.1 to the
             Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

  3.2    --  Amended and Restated Bylaws of the Company, filed as Exhibit 3.2 to the
             Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  4.1    --  Rights Agreement dated as of April 10, 1990, filed as Exhibit 2 to the Company's
             Registration Statement on Form 8-A dated April 20, 1990, and incorporated herein by reference.

  4.2    --  Form of Note Agreement between the Company and various institutional investors, dated as of May 1, 1989, for the Company's $5,000,000 11.33% Series A Notes due
             May 30, 1996 and $120,000,000 11.44% Series B Notes due May 30, 1999, filed as
             Exhibit 4.1 to the Company's Registration Statement on Form S-11 (No.
             33-29387), effective August 4, 1989, and incorporated herein by reference.

  4.3    --  Form of Note Agreement between the Company and various institutional investors, dated as of September 1, 1990, for the Company's $100,000,000 10.41% senior notes due September 15, 2000, filed as Exhibit 4.2 to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

 10.1    --  Credit Agreement among the Company, various banks and Wells Fargo Bank, National
             Association, as Administrative Agent, and Barclays Bank PLC, as Documentation
             Agent, dated as of December 23, 1993, filed as Exhibit 10.1 to the Company's
             Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

*10.2    --  Second Amendment to Credit Agreement, dated as of January 19, 1995, among the
             Company, various banks and Wells Fargo Bank, National Association, as
             Administrative Agent.

 10.3    --  American Health Properties, Inc. 1988 Stock Option Plan, filed as Exhibit 28 to the Company's Registration Statement on Form S-8 (No. 33-25781), filed with the
             Securities and Exchange Commission on November 28, 1988, and incorporated herein by reference.

 10.4    --  American Health Properties, Inc. 1990 Stock Incentive Plan, filed as Exhibit B to the Company's Proxy Statement for its 1990 Annual Meeting of Shareholders
             filed with the Securities and Exchange Commission on May 7, 1990, and
             incorporated herein by reference.

 10.5    --  Lease and Security Agreement between the Company and American Medical
             International, Inc. (for Irvine Medical Center), dated April 23, 1991, filed as
             Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 1-9381), dated
             April 23, 1991, and incorporated herein by reference.

 10.6    --  Guaranty of Lease (relating to Irvine Medical Center) made by American Medical
             International, Inc. and American Medical Holdings, Inc., dated as of April 19,
             1991, filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1992, and incorporated herein by reference.

 10.7    --  Employment Agreements between the Company and Joseph P. Sullivan, Victor C.
             Streufert, Geoffrey D. Lewis, C. Gregory Schonert and Michael J. McGee, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1992, and incorporated herein by reference.

 10.8    --  American Health Properties, Inc. 1994 Stock Incentive Plan, filed as Appendix A to the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders
             filed with the Securities and Exchange Commission on April 8, 1994, and
             incorporated herein by reference.

 10.9    --  American Health Properties, Inc. Nonqualified Stock Option Plan for Nonemployee
             Directors, filed as Appendix B to the Company's Proxy Statement for its 1994
             Annual Meeting of Shareholders filed with the Securities and Exchange
             Commission on April 8, 1994, and incorporated herein by reference.

*21      --  List of subsidiaries of the Company.

*23.1    --  Consent of Independent Public Accountants

*27      --  Financial Data Schedule


- ------------

 *  Filed herewith

(B) REPORTS ON FORM 8-K.

    None.