Form 10-Q
period 1995-03-31
AMERICAN HEALTH PROPERTIES INC
filed 1995-05-15
CIK 808240

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                             OR
   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                  TO
                                       ----------------    -------------
                                COMMISSION FILE NUMBER 1-9381

                       AMERICAN HEALTH PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                         95-4084878
       (State or other jurisdiction of                          (I.R.S. Employer
       incorporation or organization)                          Identification No.)
  6400 FIDDLER'S GREEN CIRCLE, SUITE 1800,                            80111
                ENGLEWOOD, CO                                       (Zip Code)
  (Address of principal executive offices)

                                 (303) 796-9793
              (Registrant's telephone number, including area code)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.                         YES X  NO
                                                                     ---   ---

         SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE,
                   OUTSTANDING AT MAY 11, 1995 -- 20,865,539

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        AMERICAN HEALTH PROPERTIES, INC.

                                 MARCH 31, 1995


                               TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                                                                            PAGE
Item 1.    Consolidated Condensed Financial Statements:
              Balance sheets as of March 31, 1995 and December 31, 1994 . . . . . . . . . . . . . . . .        2
              Statements of operations for the three months ended March 31, 1995 and 1994 . . . . . . .        3
              Statements of cash flows for the three months ended March 31, 1995 and 1994 . . . . . . .        4
              Notes to financial statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations  . . .        8

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

                        AMERICAN HEALTH PROPERTIES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                 March 31,    December 31,
                                                                      1995            1994
- ------------------------------------------------------------   -----------    ------------
ASSETS                                                         (Unaudited)
Real estate investments
    Real property and mortgage notes                             $ 591,429       $ 603,870
    Construction loan and projects                                  24,633          21,383
    Accumulated depreciation                                       (71,624)        (70,617)
- ------------------------------------------------------------     ---------       ---------
                                                                   544,438         554,636
Notes receivable and financing leases                                8,692          13,244
Other assets                                                         9,204           9,785
Cash and short-term investments                                        774           1,838
- ------------------------------------------------------------     ---------       ---------
                                                                 $ 563,108       $ 579,503
============================================================     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term loan payable                                          $   4,000       $  14,500
Notes and bonds payable                                            231,215         231,163
Accounts payable and accrued liabilities                            18,363          21,657
Deferred income                                                      4,239           4,682
- ------------------------------------------------------------     ---------       ---------
                                                                   257,817         272,002
- ------------------------------------------------------------     ---------       ---------

Commitments and contingencies

Stockholders' equity
    Preferred stock $.01 par value; 1,000 shares authorized;
       none outstanding                                                 -               -
    Common stock $.01 par value; 25,000 shares authorized;
       20,866 and 20,851 shares issued and outstanding                 209             209
    Additional paid-in capital                                     426,912         426,783
    Cumulative net income                                          179,598         169,931
    Cumulative dividends                                          (301,428)       (289,422)
- ------------------------------------------------------------     ---------       ---------
                                                                   305,291         307,501
- ------------------------------------------------------------     ---------       ---------
                                                                 $ 563,108       $ 579,503
============================================================     =========       =========


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                    1995        1994
- ------------------------------------------------------------     -------     -------
REVENUES
Rental income                                                    $16,614     $16,550
Mortgage interest income                                           1,470       1,445
Additional rental and interest income                              2,636       2,291
Other interest income                                              1,011       1,267
- ------------------------------------------------------------     -------     -------
                                                                  21,731      21,553
- ------------------------------------------------------------     -------     -------

EXPENSES
Depreciation and amortization                                      3,470       3,653
Interest expense                                                   6,828       6,528
General and administrative                                         1,661       1,519
- ------------------------------------------------------------     -------     -------
                                                                  11,959      11,700
- ------------------------------------------------------------     -------     -------
Minority interest                                                    105          69
- ------------------------------------------------------------     -------     -------
NET INCOME                                                       $ 9,667     $ 9,784
============================================================     =======     =======
NET INCOME PER SHARE                                             $  0.46     $  0.47
============================================================     =======     =======
WEIGHTED AVERAGE SHARES OUTSTANDING                               20,899      20,815
============================================================     =======     =======
CASH DIVIDENDS PER SHARE                                         $ 0.575     $ 0.575
============================================================     =======     =======


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                     1995         1994
- ------------------------------------------------------------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $  9,667     $  9,784
Depreciation, amortization and other non-cash items                 4,056        4,152
Deferred income                                                      (113)         189
Change in other assets                                                379         (524)
Change in accounts payable and accrued liabilities                 (3,611)      (4,070)
- ------------------------------------------------------------     --------     --------
                                                                   10,378        9,531
- ------------------------------------------------------------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties               (995)     (14,376)
Proceeds from sale of property                                     10,825            0
Construction loan fundings                                         (3,250)     (12,642)
Construction loan paid                                                  0       16,836
Other notes receivable                                              4,385         (559)
Direct financing leases                                               167       (1,534)
Administrative capital expenditures                                   (27)          (1)
- ------------------------------------------------------------     --------     --------
                                                                   11,105      (12,276)
- ------------------------------------------------------------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on short-term loan payable                  (10,500)           0
Principal payments on mortgages                                         0      (14,468)
Financing costs paid                                                  (50)          (8)
Proceeds from exercise of stock options                                 0        1,288
Dividends paid                                                    (11,997)     (11,867)
- ------------------------------------------------------------     --------     --------
                                                                  (22,547)     (25,055)
- ------------------------------------------------------------     --------     --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS             (1,064)     (27,800)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                1,838       35,670
- ------------------------------------------------------------     --------     --------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                   $    774     $  7,870
============================================================     ========     ========


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.       GENERAL

         American Health Properties, Inc., a Delaware corporation (the Company, which term refers to the Company and its subsidiaries unless the context otherwise requires) is a self-administered real estate investment trust (REIT) that commenced operations in 1987. The Company has investments in health care facilities, including acute care, rehabilitation and psychiatric hospitals, a medical office building and a long-term care facility.

         Psychiatric Group Preferred Stock Distribution On January 31, 1995, the Company's Board of Directors authorized management to pursue a transaction which is designed to separate the economic attributes of its investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care and rehabilitation hospitals, a medical office building and a long-term care facility (the Core Group) into two distinct portfolios, with two distinct classes of publicly traded shares intended to represent those portfolios. The transaction would entail the distribution to holders of Common Stock of depositary shares representing a new series of preferred stock, par value $0.01 per share, to be designated Psychiatric Group Preferred Stock (the Psychiatric Group Stock). The Psychiatric Group Stock would be intended to reflect the separate performance of the Psychiatric Group. The Company's existing Common Stock would be intended to reflect the separate performance of the Core Group. In connection with the proposed transaction, the Company would specifically identify or allocate its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group. However, each holder of Common Stock or Psychiatric Group Stock would be a holder of an issue of capital stock of the entire Company and would be subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities. The conversion rights of the Company's convertible subordinated bonds, and the Common Stock reserved for issuance upon conversion, will be appropriately adjusted in accordance with the terms of the indenture to reflect the planned distribution. In addition, appropriate adjustments will be made to the Company's stock incentive plans. A registration statement relating to the proposed distribution was filed with the Securities and Exchange Commission on February 28, 1995.

         Basis of Presentation The consolidated condensed financial statements of the Company included herein have been prepared by the Company without audit and include all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with those included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

         Interest Paid Interest paid, net of interest capitalized, was $8,979,000 and $8,726,000 for the three months ended March 31, 1995 and 1994, respectively. The Company had no capitalized interest for the three months ended March 31, 1995 and had $258,000 of capitalized interest for the three months ended March 31, 1994.

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


2.       STOCKHOLDERS' EQUITY

         Stock Incentive Plans During the three months ended March 31, 1995, options to purchase 183,537 shares of the Company's common stock at a weighted average exercise price of $20.86 per share and 14,859 restricted stock awards were issued pursuant to the Company's stock incentive plans.


3.       COMMITMENTS

         Other Notes Receivable The Company provides financing at variable rates to certain psychiatric hospital operators under revolving credit agreements secured by accounts receivable. The aggregate commitment under these credit agreements was $5.7 million at March 31, 1995 of which $1.2 million was unfunded.

         Construction Loan/Mortgage Notes Receivable As of March 31, 1995, the Company had funded $24.6 million of a $30 million commitment to participate in an $86 million construction and mortgage financing of a 670,000 square foot integrated hospital and medical office complex presently under construction in Austin, Texas.

         Real Estate Properties The Company has the right to approve capital expenditures at all of its properties, the option to fund certain capital expenditures and in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. At March 31, 1995, the Company had remaining commitments to fund approximately $4.7 million of capital expenditures pursuant to these rights and obligations. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Company's increased investment.

         The Company has provided a $4 million commitment to finance the construction of a 96-bed Alzheimer's care facility in Houston, Texas and will purchase the facility upon completion in early 1996 and enter into a long-term lease. The developer of the facility intends to enter into a management agreement for the facility with an experienced operator of long-term care facilities.

         In May 1995, the Company completed a $22.5 million investment in a 66-bed acute care hospital in Cheraw, South Carolina and a 60-bed acute care hospital in Bennettsville, South Carolina. Both properties are leased to a single operator pursuant to a long-term master lease.

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


4.       PROPERTY SALES AND RESTRUCTURINGS

         In February 1995, the Company sold its Westwood and Pembroke, Massachusetts psychiatric hospital investments. The cash proceeds of $13,825,000 represented payment for the $10,825,000 net book value of the real property and repayment of the $3,000,000 balance outstanding under a revolving credit agreement that had been provided to the operator. The Company's total revenues from these two investments was $412,000 and $722,000 for the three months ended March 31, 1995 and 1994, respectively, and $3,000,000 for the full year in 1994.

         In March 1995, the Company restructured the terms of its two Florida psychiatric hospital investments that were included in a $30 million write-down recorded by the Company in 1994 against its psychiatric portfolio. The level of restructured rent agreed to by the Company is consistent with the current carrying value of these properties. Pursuant to the restructuring effective January 1, 1995, the annual minimum rental obligation of The Retreat psychiatric hospital in Sunrise, Florida was reduced from $2,359,000 to $1,100,000, and the annual minimum rental obligation of The Manors psychiatric hospital in Tarpon Springs, Florida was reduced from $855,000 to $600,000. As part of the restructuring, The Retreat used an existing $1,000,000 lease reserve fund to pay down outstanding borrowings under a revolving credit agreement provided by the Company, and the maximum amount available for borrowing under the credit agreement was reduced from $2,250,000 to $1,000,000. The Manors used an existing $325,000 lease reserve fund to pay down outstanding borrowings under a $2,000,000 revolving credit agreement provided by the Company.

                        AMERICAN HEALTH PROPERTIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Following is a discussion of the financial condition and results of operations of the Company which should be read in conjunction with the consolidated condensed financial statements and accompanying notes.

         On January 31, 1995, the Company's Board of Directors authorized management to pursue a transaction which is designed to separate the economic attributes of its investments in psychiatric hospitals (the "Psychiatric Group") and its core investments in acute care and rehabilitation hospitals, a medical office building and a long-term care facility (the "Core Group") into two distinct portfolios, with two distinct classes of publicly traded shares intended to represent those portfolios. The transaction would entail the distribution to holders of Common Stock of depositary shares representing a new series of preferred stock, par value $0.01 per share, to be designated Psychiatric Group Preferred Stock (the "Psychiatric Group Stock"). The Psychiatric Group Stock would be intended to reflect the separate performance of the Psychiatric Group. The Company's existing Common Stock would be intended to reflect the separate performance of the Core Group. In connection with the proposed transaction, the Company would specifically identify or allocate its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group. However, each holder of Common Stock or Psychiatric Group Stock would be a holder of an issue of capital stock of the entire Company and would be subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities. A registration statement relating to the proposed distribution was filed with the Securities and Exchange Commission on February 28, 1995.


OPERATING RESULTS

First Quarter 1995 Compared With 1994

         For the first quarter of 1995, the Company reported net income of $9,667,000 or $.46 per share compared with net income of $9,784,000 or $.47 per share for the first quarter of 1994.

         Rental income was $16,614,000 for the first quarter of 1995, an increase of $64,000 from $16,550,000 for the first quarter of 1994. This net increase was primarily attributable to rental income from new properties acquired and various capital additions subsequent to the first quarter of 1994 partially offset by a reduction in rental income due to the sale of three psychiatric properties and the lease restructurings of two psychiatric investments. These factors, combined with lower depreciation expense on psychiatric properties written down in June 1994, resulted in a net decrease in depreciation and amortization of $183,000 to $3,470,000 for the first quarter of 1995 compared with the first quarter of 1994.

         Additional rental and interest income was $2,636,000 for the first quarter of 1995, an increase of $345,000 or 15% from $2,291,000 for the first quarter of 1994. This increase was attributable to first-time additional rent from several properties and a net increase in additional rent from the Company's remaining portfolio of properties.

                        AMERICAN HEALTH PROPERTIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Other interest income decreased $256,000 to $1,011,000 for the first quarter of 1995 from $1,267,000 for the first quarter of 1994. An increase in interest income resulting from a higher average balance of construction loans during the first quarter of 1995 was partially offset by a decrease in interest income resulting from a lower average balance of short-term investments. In addition, the first three months of 1994 included the recognition of $520,000 of fee income related to the prepayment of a construction loan in February 1994.

         Interest expense was $6,828,000 for the first quarter of 1995, an increase of $300,000 or 5% from $6,528,000 for the first quarter of 1994. This increase was primarily attributable to higher average short-term borrowings during the first quarter of 1995 and a reduction in capitalized interest as a result of the Company having no construction in progress during the first quarter of 1995. The first quarter of 1994 included interest expense from mortgage notes payable until the balance of $14.4 million was prepaid in February 1994.

         General and administrative expenses increased to $1,661,000 for the first quarter of 1995 from $1,519,000 for the first quarter of 1994. The increase for the first quarter of 1995 was primarily attributable to higher expense from the Company's stock incentive plans and increased shareholder reporting costs associated with the proposed distribution of the Psychiatric Group Stock.


Future Operating Results

         The nature of health care delivery in the United States is currently undergoing change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. The Company's Board and management are monitoring potential changes closely. The Company believes that these potential changes may pose risks for certain institutions that are unwilling or unable to respond. However, the Company believes that this changing health care environment will provide the Core Group with new opportunities for investment in its current facilities as well as new facilities.

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

                        AMERICAN HEALTH PROPERTIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Notwithstanding the potential for increasing government regulation, the Company believes that health care will continue to be delivered on a local basis and that well-managed, high-quality, cost-controlled facilities will continue to be an integral part of local health care delivery systems. The Company also believes that certain acute care hospitals will need to reconfigure or expand existing facilities or to affiliate themselves with other providers so as to become part of comprehensive and cost-effective health care systems. Such systems will likely include lower cost treatment settings, such as ambulatory care clinics, outpatient surgery centers, skilled nursing facilities and medical office buildings. In general, the Core Group facilities are part of local health care delivery systems or are in the process of becoming integrated into such systems.

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

         Fundamental changes in the psychiatric industry continue to negatively impact the facility-specific operating cash flow at the Company's psychiatric properties. Institutions responsible for providing insurance coverage to patients who use inpatient psychiatric treatment services have directed efforts toward decreasing their payments for such services, thereby reducing hospital operating revenues. Some cost-cutting measures used by such institutions include decreasing the inpatient length of stay, intensively reviewing utilization, directing patients from inpatient care to outpatient care and negotiating reduced reimbursement rates for services. In addition, such institutions have extended the length of time for making payments, resulting in increases in accounts receivable. The wider use of psychotropic drugs has also resulted in significant declines in the average length of stay. Although the operators of the psychiatric hospitals are responding by developing lower cost outpatient and daypatient programs, increasing case management and reducing operating costs, their efforts are generally not consistently mitigating the negative impact of these fundamental psychiatric industry changes. For example, as the inpatient length of stay has decreased, offset by an increased number of admissions in some cases, the costs of performing initial testing and other administrative procedures associated with each admission have increased. As a result, certain of the psychiatric hospital operators have had difficulty meeting their payment obligations to the Company on a timely basis and their can be no assurance that they will be able to meet their payment obligations in the future.

                        AMERICAN HEALTH PROPERTIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Company is currently providing working capital loans to the operators of four of its psychiatric hospitals. As of May 11, 1995, outstanding working capital loans totaled $5,000,000, and the Company has committed to make an additional $1,200,000 of such working capital loans upon request, subject to certain conditions. These working capital loans, which are secured by accounts receivable and certain personal property and which contain events of default that would be triggered by defaults under the lease or mortgage loan relating to the relevant psychiatric hospital, are the primary source of financing for these operators' operating and capital needs. These psychiatric hospitals have, from time to time, been unable to generate sufficient cash flow for working capital and the development of new programs. In certain cases, these psychiatric hospitals have not been able to pay down the working capital loans provided by the Company or to secure replacement loans from third-party lenders. To the extent the psychiatric hospitals have increased working capital needs in the future, the Company may be the only source of such financing.

         The Company is currently discussing with the operator of the two Four Winds psychiatric hospitals in New York possible alternatives for creating additional available capital for the development and expansion of the hospitals' programs, including the release of certain collateral securing the Company's mortgage loan investments. The Company is currently reviewing the operator's plan for these new programs which are intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the State of New York.

         In 1992, the Company recorded a $45,000,000 write-down of its investments in two psychiatric hospitals and restructured the payment obligations of these two facilities. In addition, at June 30, 1994, in view of negative trends that caused declining cash flow at a number of the psychiatric hospitals, the Company recorded a $30,000,000 write-down of its investments in the psychiatric hospitals. Although management believes that the recorded investments in psychiatric hospitals are realizable, if the cash flow at the psychiatric hospitals continues to decline, the Company may be required to further restructure payment obligations or make additional write-downs of the value of its investments in the psychiatric hospitals. The Company is pursuing alternatives for the psychiatric portfolio including selected sales of hospitals to operators or other parties, restructuring of financial obligations or other approaches that might allow the effective separation of these assets from the Company's core portfolio of acute care and rehabilitation hospitals, a medical office building and a long-term care facility. As part of this initiative, the Company sold its psychiatric property in Torrance, California in October 1994 for $5,772,000 in cash (at net book value), sold two of its psychiatric properties in Massachusetts in February 1995 for $13,825,000 in cash (at net book value), restructured the leases and working capital loans of its two Florida psychiatric investments in March 1995 and is issuing the Psychiatric Group Stock.

                        AMERICAN HEALTH PROPERTIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Additional rental income and interest income from the Company's existing investments will be affected by changes in the revenues of the underlying business operations upon which such income is based. The Company's acute care investments accounted for 87% of net additional rental and interest income for the first quarter of 1995, while rehabilitation and psychiatric investments accounted for 5% and 8%, respectively. Over the years, a substantial portion of the Company's additional rental and interest income has been attributable to six of the Company's original acute care properties (the "Original Properties"). Also, with the significant revenue growth at a majority of the Original Properties in recent years, two properties had reached the additional rent transition point at the end of 1994 and it is anticipated that other properties may do so over the next few years. The Company's revenue participation rate for the six Original Properties declines from 5% to 1% when the additional rent transition point is reached. At December 31, 1994, the amount of potential additional rent at the 5% revenue participation rate for the six Original Properties was approximately $2.8 million per annum. As a result, the Company anticipates slower growth in additional rental and interest income in the near term from its current portfolio of properties.

         The future operating results of the Company will be affected by additional factors including the amount, timing and yield of additional real estate investments and the competition for such investments. Operating results will also be affected by the availability and terms of the Company's future equity and debt financing. The Company's financing strategy includes the objective to reduce its cost of capital over time and enhance its financial flexibility to facilitate future growth. The proposed distribution of depository shares representing Psychiatric Group Stock is intended to facilitate this objective.

         In August 1994, the Company's BBB- implied senior debt rating was affirmed by Standard & Poor's but the outlook was revised to negative from stable. Duff & Phelps Credit Rating Co. assigned an initial implied senior debt rating of BBB- in November 1994.

LIQUIDITY AND CAPITAL RESOURCES

         As of May 11, 1995, the Company had commitments of $12.3 million to fund construction obligations and capital expenditures over approximately the next twelve months. Aggregate unfunded commitments under revolving credit agreements provided to facility operators totaled $1.2 million as of May 11, 1995. The Company's 1989 issue of senior notes payable requires a principal payment of $24 million on May 31, 1995.

         The Company has continued to increase its liquidity and enhance its financial flexibility. In April 1994, the Company increased its unsecured revolving credit facility to $100 million. The facility bears interest at either LIBOR plus a margin of 125 to 200 basis points or the prime rate plus, in certain circumstances, a margin of 50 basis points, and matures on December 31, 1996. Currently, the Company is able to borrow at either LIBOR plus 125 basis points or the prime rate. As of May 11, 1995, the Company had $17.5 million of borrowings under its credit facility. The Company expects to use short-term bank financing to fund the $24 million senior note maturity on May 31, 1995. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

         27      Financial Data Schedule

  (b)    Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Date: May 11, 1995
                                          AMERICAN HEALTH PROPERTIES, INC.


                                          By: /s/ VICTOR C. STREUFERT
                                              --------------------------------
                                          Victor C.  Streufert
                                          Executive Vice President & Chief
                                          Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                EXHIBIT INDEX


EXHIBIT NO.                  EXHIBIT DESCRIPTION                       PAGE
- -----------                  -------------------                       ----
     27                    Financial Data Schedule