Form 10-Q
period 1995-06-30
AMERICAN HEALTH PROPERTIES INC
filed 1995-08-14
CIK 808240

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
                                             OR
   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ___________ TO __________
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

                                 (303) 796-9793
              (Registrant's telephone number, including area code)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.                         YES  X NO
                                                                      --    --

         SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE,
                  OUTSTANDING AT AUGUST 11, 1995 -- 20,865,539

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AMERICAN HEALTH PROPERTIES, INC.

                                  JUNE 30, 1995

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION                                                                           PAGE

CONSOLIDATED COMPANY

Item 1.    Consolidated Condensed Financial Statements:
           Balance sheets as of June 30, 1995 and December 31, 1994 ................................     2
           Statements of operations for the three and six months ended June 30, 1995 and 1994.......     3
           Statements of cash flows for the three and six months ended June 30, 1995 and 1994.......     4
           Notes to financial statements ...........................................................     5

Item 2.    Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations ...........................................     8

CORE GROUP

Item 1.    Core Group Combined Condensed Financial Statements:
           Balance sheets as of June 30, 1995 and December 31, 1994 ................................    14
           Statements of operations for the three and six months ended June 30, 1995 and 1994.......    15
           Statements of cash flows for the three and six months ended June 30, 1995 and 1994.......    16
           Notes to financial statements ...........................................................    17

Item 2.    Management's Discussion and Analysis of Core Group
           Combined Financial Condition and Results of Operations ..................................    21

PSYCHIATRIC GROUP

Item 1.    Psychiatric Group Combined Condensed Financial Statements:
           Balance sheets as of June 30, 1995 and December 31, 1994 ................................    25
           Statements of operations for the three and six months ended June 30, 1995 and 1994.......    26
           Statements of cash flows for the three and six months ended June 30, 1995 and 1994.......    27
           Notes to financial statements ...........................................................    28

Item 2.    Management's Discussion and Analysis of Psychiatric Group
           Combined Financial Condition and Results of Operations ..................................    32

PART II OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders......................................    37

Item 6.    Exhibits and Reports on Form 8-K.........................................................    37

                        AMERICAN HEALTH PROPERTIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                June 30,     December 31,
                                                                    1995             1994
------------------------------------------------------------   ---------     ------------
ASSETS                                                        (Unaudited)
Real estate investments
    Real property and mortgage notes                           $ 619,551        $ 603,870
    Construction loan and investments                             27,118           21,383
    Accumulated depreciation                                     (75,116)         (70,617)
                                                               ---------        ---------
                                                                 571,553          554,636
Notes receivable and financing leases                             11,604           13,244
Other assets                                                       9,497            9,785
Cash and short-term investments                                    1,201            1,838
------------------------------------------------------------   ---------        ---------
                                                               $ 593,855        $ 579,503
============================================================   =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank loans payable                                             $  57,500        $  14,500
Notes and bonds payable                                          207,268          231,163
Accounts payable and accrued liabilities                           9,564            9,668
Dividends payable                                                 11,998           11,989
Deferred income                                                    4,587            4,682
------------------------------------------------------------   ---------        ---------
                                                                 290,917          272,002
------------------------------------------------------------   ---------        ---------

Commitments and contingencies

Stockholders' equity
    Preferred stock $.01 par value; 1,000 shares authorized;
       none outstanding                                                -                -
    Common stock $.01 par value; 100,000 shares authorized;
       20,866 and 20,851 shares issued and outstanding               209              209
    Additional paid-in capital                                   427,012          426,783
    Cumulative net income                                        189,143          169,931
    Cumulative dividends                                        (313,426)        (289,422)
------------------------------------------------------------   ---------        ---------
                                                                 302,938          307,501
------------------------------------------------------------   ---------        ---------
                                                               $ 593,855        $ 579,503
============================================================   =========        =========


    The accompanying notes are an integral part of these financial statements

                        AMERICAN HEALTH PROPERTIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                               Three Months Ended June 30,              Six Months Ended June 30,
                                               ---------------------------              -------------------------
                                                   1995               1994                  1995             1994
-----------------------------------------      --------           --------              --------         --------
REVENUES
Rental income                                  $ 16,681           $ 16,856              $ 33,295         $ 33,406
Mortgage interest income                          1,469              1,445                 2,939            2,890
Additional rental and interest income             2,717              2,432                 5,353            4,723
Other interest income                             1,106                920                 2,117            2,187
-----------------------------------------      --------           --------              --------         --------
                                                 21,973             21,653                43,704           43,206
-----------------------------------------      --------           --------              --------         --------

EXPENSES
Depreciation and amortization                     3,523              3,679                 6,993            7,332
Interest expense                                  6,906              6,291                13,734           12,819
General and administrative                        1,642                844                 3,303            2,363
Targeted stock issuance costs                       300                  -                   300                -
Write-down of real estate investments                 -             30,000                     -           30,000
-----------------------------------------      --------           --------              --------         --------
                                                 12,371             40,814                24,330           52,514
-----------------------------------------      --------           --------              --------         --------
Minority interest                                    57                 95                   162              164
-----------------------------------------      --------           --------              --------         --------

NET INCOME (LOSS)                              $  9,545           $(19,256)             $ 19,212         $ (9,472)
=========================================      ========           ========              ========         ========

ATTRIBUTABLE TO -
  CORE GROUP COMMON STOCK
      Net Income                               $  8,206           $  8,638              $ 16,182         $ 16,562
      Net Income Per Share                     $   0.39           $   0.41              $   0.77         $   0.79
      Weighted Average Shares Outstanding        20,913             20,857                20,906           20,836
      Cash Dividends Per Share                 $ 0.4950           $ 0.4620              $ 0.9900         $ 0.9240

  PSYCHIATRIC GROUP DEPOSITARY SHARES
      Net Income (Loss)                        $  1,339           $(27,894)             $  3,030         $(26,034)
      Net Income (Loss) Per Share              $   0.64           $ (13.37)             $   1.45         $ (12.49)
      Weighted Average Shares Outstanding         2,091              2,086                 2,091            2,084
      Cash Dividends Per Share                 $ 0.8000           $ 1.1300              $ 1.6000         $ 2.2600


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                           Six Months Ended June 30,
                                                           -------------------------
                                                               1995             1994
------------------------------------------------------     --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $ 19,212         $ (9,472)
Depreciation, amortization and other non-cash items           8,179            8,316
Deferred income                                                 (51)              70
Write-down of real estate investments                             -           30,000
Change in other assets                                          107               11
Change in accounts payable and accrued liabilities             (361)          (1,837)
------------------------------------------------------     --------         --------
                                                             27,086           27,088
------------------------------------------------------     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties      (29,951)         (27,352)
Proceeds from sale of properties                             10,825                -
Construction loan fundings                                   (4,901)         (16,337)
Construction loan paid                                            -           16,836
Other notes receivable                                        4,416             (667)
Direct financing leases                                      (2,776)          (1,365)
Administrative capital expenditures                             (81)              (2)
------------------------------------------------------     --------         --------
                                                            (22,468)         (28,887)
------------------------------------------------------     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                  43,000            4,500
Principal payments on notes payable                         (24,000)               -
Principal payments on mortgages                                   -          (14,468)
Financing costs paid                                           (260)            (191)
Proceeds from exercise of stock options                           -            1,963
Dividends paid                                              (23,995)         (23,845)
------------------------------------------------------     --------         --------
                                                             (5,255)         (32,041)
------------------------------------------------------     --------         --------

INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS         (637)         (33,840)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD          1,838           35,670
------------------------------------------------------     --------         --------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD             $  1,201         $  1,830
======================================================     ========         ========



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.     GENERAL

         American Health Properties, Inc., a Delaware corporation (the Company, which term refers to the Company and its subsidiaries unless the context otherwise requires), is a self-administered real estate investment trust (REIT) that commenced operations in 1987. The Company has investments in health care properties, including acute care, rehabilitation and psychiatric hospitals, long-term care facilities and a medical office building.

         Distribution of Psychiatric Group Depositary Shares On July 25, 1995, the Company completed the distribution of Psychiatric Group Depositary Shares to holders of its Common Stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of Common Stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock, a new series of preferred stock, par value $0.01 per share. The Distribution is designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care and rehabilitation hospitals, long-term care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly traded shares intended to represent those portfolios. The Psychiatric Group Depositary Shares are intended to reflect the separate performance of the Psychiatric Group. The Company's existing Common Stock is intended to reflect the separate performance of the Core Group. In connection with the Distribution, the Company has specifically identified or allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group. However, each holder of Common Stock or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

         Basis of Presentation The consolidated condensed financial statements of the Company included herein have been prepared by the Company without audit and include all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with those included in the Company's annual report on Form 10-K for the year ended December 31, 1994 and the Company's current report on Form 8-K, dated August 14, 1995. The financial statements of the Core Group and the Psychiatric Group are also included elsewhere herein. For purposes of computing per share data for periods prior to the actual Distribution, the number of shares of Core Group Common Stock are assumed to be the same as the corresponding number of shares of the Company's common stock prior to the Distribution, while the number of Psychiatric Group Depositary Shares are assumed to be one-tenth of the corresponding number of shares of the Company's common stock prior to the Distribution.

         Interest Paid Interest paid by the Company, net of interest capitalized, was $12,919,000 and $11,994,000 for the six months ended June 30, 1995 and 1994, respectively. The Company had $15,000 and $592,000 of capitalized interest for the six months ended June 30, 1995 and 1994, respectively.

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

2.     DEBT

       Term Loan Facility In May 1995, the Company increased its $100 million unsecured credit facility to $124 million to include a $24 million term loan facility. The term loan facility was used solely for the purpose of funding a $24 million principal payment on the Company's $125 million 1989 senior note issue on May 31, 1995. The term loan facility bears interest at either LIBOR plus a margin of 150 to 175 basis points or the prime rate plus a margin of 25 basis points through December 31, 1995. Thereafter and until maturity on April 30, 1997, the term loan facility bears interest at either LIBOR plus a margin of 175 to 200 basis points or the prime rate plus a margin of 50 basis points. Currently, the Company is able to borrow at either LIBOR plus 150 basis points or the prime rate plus 25 basis points. The applicable margin on LIBOR is dependent upon the Company maintaining investment grade senior debt ratings.

3.     STOCKHOLDERS' EQUITY

       Stock Incentive Plans Under the terms of the Company's stock incentive plans, outstanding restricted stock awards, stock options and DERs have been adjusted to reflect the Distribution. During the six months ended June 30, 1995, options to purchase 183,537 shares of Core Group Common Stock at a weighted average exercise price of $18.97 per share and 14,859 Core Group restricted stock awards were issued pursuant to the Company's stock incentive plans. During the six months ended June 30, 1995, options to purchase 18,534 Psychiatric Group Depositary Shares at a weighted average exercise price of $18.90 per share and 1,486 Psychiatric Group restricted share awards were issued pursuant to the Company's stock incentive plans.

4.     COMMITMENTS

       Other Notes Receivable The Company provides financing at variable rates to certain psychiatric hospital operators under revolving credit agreements secured by accounts receivable. The aggregate commitment under these credit agreements was $5.7 million at June 30, 1995 of which $1.2 million was unfunded.

       Construction Loan/Mortgage Notes Receivable As of June 30, 1995, the Company had funded $26.3 million of a $30 million commitment to participate in an $86 million construction and mortgage financing of a 670,000 square foot integrated hospital and medical office complex presently under construction in Austin, Texas.

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         Real Estate Properties The Company has the right to approve capital expenditures at all of its properties, the option to fund certain capital expenditures and in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. At June 30, 1995, the Company had remaining commitments to fund approximately $7.5 million of capital expenditures pursuant to these rights and obligations. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Company's increased investment.

         As of June 30, 1995, the Company had funded $834,000 of a $4 million commitment to finance the construction of a 96-bed Alzheimer's care facility in Houston, Texas. The Company will purchase the facility upon completion in early 1996 and enter into a long-term lease. The facility will be operated by Servicemaster Diversified Health Services, an experienced operator of long-term care facilities.

         In August 1995, the Company completed the $7.6 million purchase and lease of two long-term care facilities located in Arizona and committed to provide $5.6 million of construction and lease financing for an 80-unit assisted living facility to be constructed in Walla Walla, Washington.

5.     PROPERTY SALES AND RESTRUCTURINGS

         In February 1995, the Company sold its Westwood and Pembroke, Massachusetts psychiatric hospital investments. The cash proceeds of $13,825,000 represented payment for the $10,825,000 net book value of the real property and repayment of the $3,000,000 balance outstanding under a revolving credit agreement that had been provided to the operator. The Company's total revenues from these two investments were $412,000 and $1,459,000 for the six months ended June 30, 1995 and 1994, respectively, and $3,000,000 for the full year in 1994.

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

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Following is a discussion of the consolidated financial condition and results of operations of the Company which should be read in conjunction with the consolidated condensed financial statements and accompanying notes. For discussions of the financial condition and results of operations of the Core Group and the Psychiatric Group, see the management's discussion and analysis of financial condition and results of operations of the Core Group and the Psychiatric Group included elsewhere herein.

       Distribution of Psychiatric Group Depositary Shares On July 25, 1995, the Company completed the distribution of Psychiatric Group Depositary Shares to holders of its Common Stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of Common Stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock, a new series of preferred stock, par value $0.01 per share. The Distribution is designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care and rehabilitation hospitals, long-term care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly traded shares intended to represent those portfolios. The Psychiatric Group Depositary Shares are intended to reflect the separate performance of the Psychiatric Group. The Company's existing Common Stock is intended to reflect the separate performance of the Core Group. In connection with the Distribution, the Company has specifically identified or allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group. However, each holder of Common Stock or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

OPERATING RESULTS

Second Quarter and Year to Date 1995 Compared With 1994

       For the second quarter of 1995, the Company reported net income of $9,545,000 compared with a net loss of ($19,256,000) for the second quarter of 1994. For the six months ended June 30, 1995, the Company reported net income of $19,212,000 compared with a net loss of ($9,472,000) for the first six months of 1994. The net loss for the second quarter and first six months of 1994 included a $30,000,000 write-down of psychiatric real estate investments as a result of accelerating negative trends in the psychiatric industry. See the Consolidated Condensed Statement of Operations for the comparative gross and per share amounts of net income or loss attributable to the Core Group Common Stock and the Psychiatric Group Depositary Shares.

       Rental income was $16,681,000 for the second quarter of 1995, a decrease of $175,000 or 1% from $16,856,000 for the second quarter of 1994. Rental income was $33,295,000 for the six months ended June 30, 1995, a decrease of $111,000 or less than 1% from $33,406,000 for the comparable period in 1994. This net decrease was primarily attributable to a reduction in rental income due to the sale of three psychiatric properties and the lease restructurings of two psychiatric investments partially offset by rental income from new properties acquired and various capital additions subsequent to the first quarter of 1994.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

These factors, combined with lower depreciation expense on psychiatric properties written down in June 1994, resulted in a net decrease in depreciation and amortization of $156,000 to $3,523,000 for the second quarter of 1995 compared with the second quarter of 1994 and a net decrease of $339,000 to $6,993,000 for the six months ended June 30, 1995 compared with the same period in 1994.

       Additional rental and interest income was $2,717,000 for the second quarter of 1995, an increase of $285,000 or 12% from $2,432,000 for the second quarter of 1994. Additional rental and interest income was $5,353,000 for the six months ended June 30, 1995, an increase of $630,000 or 13% from $4,723,000 for the comparable period in 1994. This increase was primarily attributable to first-time additional rent from several properties.

       Other interest income increased $186,000 to $1,106,000 for the second quarter of 1995 from $920,000 for the second quarter of 1994. Other interest income for the six months ended June 30, 1995 decreased $70,000 to $2,117,000 from $2,187,000 for the comparable period in 1994. An increase in interest income resulting from a higher average construction loan balance during 1995 was partially offset by a decrease in interest income resulting from a lower average balance of short-term investments. In addition, the second quarter and first half of 1994 included the recognition of $215,000 and $710,000, respectively, of fee income related to the prepayment of a construction loan in February 1994.

       Interest expense was $6,906,000 for the second quarter of 1995, an increase of $615,000 or 10% from $6,291,000 for the second quarter of 1994. Interest expense was $13,734,000 for the six months ended June 30, 1995, an increase of $915,000 or 7% from $12,819,000 for the comparable period in 1994. This increase was primarily attributable to higher average short-term borrowings during the second quarter and first half of 1995 and a reduction in capitalized interest in 1995 compared to 1994. The first quarter of 1994 included interest expense from mortgage notes payable until the balance of $14.4 million was prepaid in February 1994.

       General and administrative expenses increased to $1,642,000 for the second quarter of 1995 from $844,000 for the second quarter of 1994. For the first half of 1995, general and administrative expenses increased to $3,303,000 from $2,363,000 for the first half of 1994. The increase for the second quarter and first half of 1995 was primarily attributable to higher expense from the Company's stock incentive plans and increased shareholder reporting costs associated with the distribution of the Psychiatric Group Depositary Shares. In the second quarter of 1994, the Company reversed $750,000 of a corporate relocation accrual recorded in the fourth quarter of 1993, after the Company decided to maintain its headquarters in Denver, Colorado.

       The $300,000 targeted stock issuance costs was an additional accrual made in the second quarter of 1995 to reflect the increased costs of the Distribution. The increased costs primarily reflect higher legal and accounting fees and printing and shipping costs as a result of the extended filing period.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The Company recognizes that the health care industry in the United States is undergoing significant evolution. The ongoing changes in the health care industry include trends toward shorter lengths of hospital stay, increased use of outpatient services, increased federal, state and third party oversight of health care company operations and business practices, and increased demand for capitated health care services (delivery of services at a fixed price per capita basis to a defined group of covered parties). Furthermore, federal, state and third party payors continue to propose and adopt various cost containment measures that restrict the scope of reimbursable health care services and limit increases in reimbursement rates for such services. Payors are also continuing to aggressively enforce compliance with program requirements and pursue providers that they believe have not complied with such requirements. Outpatient business is expected to increase as advances in medical technologies allow more procedures to be performed on an outpatient basis and as payors continue to direct more patients from inpatient care to outpatient care. In addition, the entrance of insurance companies into managed care programs is accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of health care services that are reimbursed under the Medicare and Medicaid programs continues to increase as the population ages and as states expand their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength. As a result of the foregoing, the revenues and margins may decrease at the Company's hospitals.

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

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's future operating results could be affected by the operating performance of the Company's lessees and borrowers. The rental and interest obligations of its facility operators are primarily supported by the facility-specific operating cash flow. Real estate investments in the Company's portfolio are generally further supported by one or more credit enhancements that take the form of cross-default provisions, letters of credit, corporate and personal guarantees, security interests in cash reserve funds, accounts receivable or other personal property and requirements to maintain specified financial ratios.

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

         The Company is currently providing financing under revolving credit agreements to the operators of three of its psychiatric hospitals. As of August 11, 1995, outstanding borrowings under such agreements totaled $4,475,000, and the Company has committed to fund an additional $1,225,000 of borrowings upon request, subject to certain conditions. These borrowings, which are secured by accounts receivable and certain personal property and which contain events of default that would be triggered by defaults under the lease or mortgage loan relating to the relevant psychiatric hospital, are the primary source of financing for these operators' operating and capital needs. These psychiatric hospitals have, from time to time, been unable to generate sufficient cash flow for working capital and the development of new programs. In certain cases, these psychiatric hospitals have not been able to pay down the outstanding borrowings under the revolving credit agreements provided by the Company or to secure replacement financing from third-party lenders. To the extent the psychiatric hospitals have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's board of directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then existing policies), although the Company's board of directors is under no obligation to do so.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         In 1992, the Company recorded a $45,000,000 write-down of its investments in two psychiatric hospitals and restructured the payment obligations of these two facilities. In addition, at June 30, 1994, in view of negative trends that caused declining cash flow at a number of the psychiatric hospitals, the Company recorded a $30,000,000 write-down of its investments in the psychiatric hospitals. Although management believes that the recorded investments in psychiatric hospitals are realizable, if the cash flow at the psychiatric hospitals continues to decline, the Company may be required to further restructure payment obligations or make additional write-downs of the value of its investments in the psychiatric hospitals. In July 1994, the Company announced its intention to pursue alternatives for the psychiatric portfolio including selected sales of hospitals to operators or other parties, restructuring of financial obligations or other approaches that might allow the effective separation of these assets from the Company's core portfolio of acute care and rehabilitation hospitals, long-term care facilities and a medical office building. As part of this initiative, the Company sold its psychiatric property in Torrance, California in October 1994 for $5,772,000 in cash (at net book value), sold two of its psychiatric properties in Massachusetts in February 1995 for $13,825,000 in cash (at net book value), restructured the leases and revolving credit agreements of its two Florida psychiatric investments in March 1995 and has issued the Psychiatric Group Depositary Shares.

         Additional rental income and interest income from the Company's existing investments will be affected by changes in the revenues of the underlying business operations upon which such income is based. The Company's acute care investments accounted for 88% of net additional rental and interest income for the first half of 1995, while rehabilitation and psychiatric investments each accounted for 6%. Historically, a substantial portion of the Company's additional rental and interest income has been attributable to six of the Company's original acute care properties (the "Original Properties"). With the significant revenue growth at a majority of the Original Properties in recent years, two properties had reached the additional rent transition point at the end of 1994 and it is anticipated that other properties may do so over the next few years. The Company's revenue participation rate for the six Original Properties declines from 5% to 1% when the additional rent transition point is reached. At December 31, 1994, the amount of potential additional rent at the 5% revenue participation rate for the six Original Properties was approximately $2.8 million per annum.

         The future operating results of the Company will be affected by additional factors including the amount, timing and yield of additional real estate investments and the competition for such investments. Operating results will also be affected by the availability and terms of the Company's future equity and debt financing. The Company's financing strategy includes the objective to reduce its cost of capital over time and enhance its financial flexibility to facilitate future growth. The Company believes that the distribution of the Psychiatric Group Depositary Shares will facilitate achievement of this objective.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's senior debt carries an implied investment grade rating from two rating agencies. In August 1994, the Company's BBB- implied senior debt rating was affirmed by Standard & Poor's but the outlook was revised to negative from stable. Duff & Phelps Credit Rating Co. assigned an initial implied senior debt rating of BBB- in November 1994.

LIQUIDITY AND CAPITAL RESOURCES

         As of August 11, 1995, the Company had commitments of $19.1 million to fund construction obligations and capital expenditures over approximately the next twelve months. Aggregate unfunded commitments under revolving credit agreements provided to facility operators totaled $1.2 million as of August 11, 1995.

         The Company recently increased its total unsecured credit facility to $124 million to include a $24 million term loan facility which was used for the sole purpose of funding a $24 million senior note maturity on May 31, 1995. The $100 million revolving portion of the unsecured credit facility matures on December 31, 1996, and as of August 11, 1995, the Company had $44.5 million of revolving borrowings. The term loan portion of the unsecured credit facility matures on April 30, 1997, and as of August 11, 1995, the Company had $24 million of term borrowings. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.

                  CORE GROUP COMBINED CONDENSED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                          June 30,    December 31,
                                                              1995            1994
  ----------------------------------------------------   ---------    ------------
  ASSETS                                                (Unaudited)
  Real estate investments
      Real property and mortgage notes                   $ 556,714       $ 528,291
      Construction loan and investments                     27,118          21,383
      Accumulated depreciation                             (71,544)        (65,042)
                                                         ---------       ---------
                                                           512,288         484,632
  Financing leases                                           6,592           3,816
  Revolving loan to Psychiatric Group                        5,388           9,428
  Fixed rate loan to Psychiatric Group                       9,175          20,000
  Other assets                                               8,907           8,972
  Cash and short-term investments                            1,201           1,838
  ----------------------------------------------------   ---------       ---------
                                                         $ 543,551       $ 528,686
  ====================================================   =========       =========

  ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
  Bank loans payable                                     $  57,500       $  14,500
  Notes and bonds payable                                  207,268         231,163
  Accounts payable and accrued liabilities                   9,162           9,480
  Dividends payable                                         10,329          10,112
  Deferred income                                            4,376           4,232
  ----------------------------------------------------   ---------       ---------
                                                           288,635         269,487
  ----------------------------------------------------   ---------       ---------

  Commitments and contingencies

  Total Attributed Core Group Equity                       254,916         259,199
  ----------------------------------------------------   ---------       ---------
                                                         $ 543,551       $ 528,686
  ====================================================   =========       =========


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

             CORE GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                         Three Months Ended June 30,       Six Months Ended June 30,
                                         ---------------------------       -------------------------
                                            1995                1994          1995              1994
--------------------------------------   -------             -------       -------           -------
REVENUES
Rental income                            $16,000             $14,765       $31,604           $29,224
Additional rental income                   2,586               2,240         5,027             4,453
Other interest income                        946                 674         1,741             1,719
Interest on loans to Psychiatric Group       434               1,042         1,169             2,077
--------------------------------------   -------             -------       -------           -------
                                          19,966              18,721        39,541            37,473
--------------------------------------   -------             -------       -------           -------

EXPENSES
Depreciation and amortization              3,337               3,008         6,563             5,990
Interest expense                           6,906               6,291        13,734            12,819
General and administrative                 1,460                 689         2,900             1,938
--------------------------------------   -------             -------       -------           -------
                                          11,703               9,988        23,197            20,747
--------------------------------------   -------             -------       -------           -------
Minority interest                             57                  95           162               164
--------------------------------------   -------             -------       -------           -------

NET INCOME                               $ 8,206             $ 8,638       $16,182           $16,562
======================================   =======             =======       =======           =======

NET INCOME PER SHARE                     $  0.39             $  0.41       $  0.77           $  0.79
======================================   =======             =======       =======           =======

WEIGHTED AVERAGE SHARES OUTSTANDING       20,913              20,857        20,906            20,836
======================================   =======             =======       =======           =======

CASH DIVIDENDS PER SHARE                 $0.4950             $0.4620       $0.9900           $0.9240
======================================   =======             =======       =======           =======



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

             CORE GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                           Six Months Ended June 30,
                                                           -------------------------
                                                               1995             1994
------------------------------------------------------     --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $ 16,182         $ 16,562
Depreciation, amortization and other non-cash items           7,667            6,941
Deferred income                                                 (42)             100
Change in other assets                                          (63)               8
Change in accounts payable and accrued liabilities             (357)          (1,820)
------------------------------------------------------     --------         --------
                                                             23,387           21,791
------------------------------------------------------     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties      (29,258)         (27,352)
Construction loan fundings                                   (4,901)         (16,337)
Construction loan paid                                            0           16,836
Direct financing leases                                      (2,776)          (1,365)
Paydowns on revolving loan to Psychiatric Group               3,874              504
Paydowns on fixed rate loan to Psychiatric Group             10,825              272
Administrative capital expenditures                             (81)              (2)
------------------------------------------------------     --------         --------
                                                            (22,317)         (27,444)
------------------------------------------------------     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                  43,000            4,500
Principal payments on notes payable                         (24,000)               0
Principal payments on mortgages                                   0          (14,468)
Financing costs paid                                           (260)            (191)
Proceeds from exercise of stock options                           0            1,691
Dividends paid                                              (20,447)         (19,719)
------------------------------------------------------     --------         --------
                                                             (1,707)         (28,187)
------------------------------------------------------     --------         --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS         (637)         (33,840)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD          1,838           35,670
------------------------------------------------------     --------         --------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD             $  1,201         $  1,830
======================================================     ========         ========

   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

           NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.     GENERAL

         Distribution of Psychiatric Group Depositary Shares and Basis of Presentation American Health Properties, Inc., a Delaware corporation (the Company, which term refers to the Company and its subsidiaries unless the context otherwise requires), is a self-administered real estate investment trust
(REIT) that commenced operations in 1987. The Company has investments in health care properties, including acute care, rehabilitation and psychiatric hospitals, long-term care facilities and a medical office building. On July 25, 1995, the Company completed the distribution of Psychiatric Group Depositary Shares to holders of its Common Stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of Common Stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock, a new series of preferred stock, par value $0.01 per share. The Distribution is designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care and rehabilitation hospitals, long-term care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly traded shares intended to represent those portfolios. The Psychiatric Group Depositary Shares are intended to reflect the separate performance of the Psychiatric Group. The Company's existing Common Stock is intended to reflect the separate performance of the Core Group. In connection with the Distribution, the Company has specifically identified or allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group, as more fully described below.

         The combined condensed financial statements of the Core Group included herein have been prepared by the Company without audit and include all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with those included in the Company's annual report on Form 10-K for the year ended December 31, 1994 and the Company's current report on Form 8-K, dated August 14, 1995.

         The financial statements of the Core Group include the financial position, results of operations and cash flows of the Company's core investments in acute care and rehabilitation hospitals, long-term care facilities and a medical office building, an allocated portion of the Company's general and administrative expense, all corporate assets and liabilities and related transactions associated with the ongoing operations of the Company which are not separately identified with either operating group, an attributed amount of inter-Group loans receivable from the Psychiatric Group and an attributed amount of the Company's stockholders' equity. For purposes of computing per share data for periods prior to the actual Distribution, the number of shares of Core Group Common Stock are assumed to be the same as the corresponding number of shares of the Company's common stock prior to the Distribution. The Core Group financial statements are prepared using the amounts included in the Company's consolidated financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

           NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         Although the financial statements of the Core Group and the Psychiatric Group separately report the assets, liabilities (including contingent liabilities), stockholders' equity and items of income, expense and cash flow of the Company attributed to each such Group, such attribution does not affect the respective legal title to assets or responsibility for liabilities of the Company or any of its subsidiaries. Nor does such attribution affect the rights of creditors of the Company or any subsidiary, including rights under financing covenants.

         Each holder of Core Group Common Stock or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to risks associated with an investment in the Company and all of its businesses, assets and liabilities. Financial effects arising from one Group that affect the Company's consolidated results of operations, financial condition or borrowing costs can affect the results of operations, financial condition or borrowing costs of the other Group. Net losses of either Group, as well as dividends and distributions on, and repurchases of, Core Group Common Stock or Psychiatric Group Depositary Shares will reduce the funds of the Company legally available for dividends on both the Core Group Common Stock and Psychiatric Group Depositary Shares. Furthermore, fundamental changes in the psychiatric industry continue to negatively impact the facility specific operating cash flow at the Psychiatric Group hospitals. Accordingly, the Core Group's financial statements and the financial statements of the Psychiatric Group should be read in conjunction with the Company's consolidated financial statements.

       These financial statements include the accounts of the Core Group business. The Core Group and the Psychiatric Group financial statements, taken together, comprise all of the accounts included in the Company's consolidated financial statements.

       Interest Paid Interest paid by the Core Group, net of interest capitalized, was $12,919,000 and $11,994,000 for the six months ended June 30, 1995 and 1994, respectively. The Core Group had $15,000 and $592,000 of capitalized interest for the six months ended June 30, 1995 and 1994, respectively.

2.     DEBT

       Term Loan Facility In May 1995, the Company increased its $100 million unsecured credit facility to $124 million to include a $24 million term loan facility. The term loan facility was used solely for the purpose of funding a $24 million principal payment on the Company's $125 million 1989 senior note issue on May 31, 1995. The term loan facility bears interest at either LIBOR plus a margin of 150 to 175 basis points or the prime rate plus a margin of 25 basis points through December 31, 1995. Thereafter and until maturity on April 30, 1997, the term loan facility bears interest at either LIBOR plus a margin of 175 to 200 basis points or the prime rate plus a margin of 50 basis points. Currently, the Company is able to borrow at either LIBOR plus 150 basis points or the prime rate plus 25 basis points. The applicable margin on LIBOR is dependent upon the Company maintaining investment grade senior debt ratings.

                        AMERICAN HEALTH PROPERTIES, INC.

           NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

3.     STOCKHOLDERS' EQUITY

       Stock Incentive Plans Under the terms of the Company's stock incentive plans, outstanding restricted stock awards, stock options and DERs have been adjusted to reflect the Distribution. During the six months ended June 30, 1995, options to purchase 183,537 shares of Core Group Common Stock at a weighted average exercise price of $18.97 per share and 14,859 Core Group restricted stock awards were issued pursuant to the Company's stock incentive plans.

       Dividends A quarterly dividend of $.495 per share of Core Group Common Stock was declared by the Company's board of directors on July 11, 1995, payable on August 11, 1995 to shareholders of record on July 31, 1995. The aggregate amount of this Core Group dividend payable of $10,329,000 has been recorded in the accompanying financial statements as of June 30, 1995.

4.     COMMITMENTS

       Inter-Group Loans Repayment of inter-Group loans by the Psychiatric Group is dependent upon the amount and timing of sales of the Psychiatric Group's assets and paydowns received by the Psychiatric Group on borrowings provided to psychiatric hospital operators under revolving credit agreements. In the first quarter of 1995, the Core Group received $15,150,000 in inter-Group loan repayments from the Psychiatric Group as a result of such asset sales and operator borrowing paydowns. The Company's board of directors has established certain policies relating to the Core Group's inter-Group loans to the Psychiatric Group. Under these policies, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group will be limited to a maximum of $8,750,000 at any one time outstanding, subject to reduction of such limit commensurate with any permanent repayment in the future of borrowings under revolving credit agreements provided to Psychiatric Group hospital operators, but in no event will such limit be reduced below $5,000,000, and except for such revolving inter-Group loans no additional fixed rate or other inter-Group loans will be advanced by the Core Group to the Psychiatric Group.

       Construction Loan/Mortgage Notes Receivable As of June 30, 1995, the Core Group had funded $26.3 million of a $30 million commitment to participate in an $86 million construction and mortgage financing of a 670,000 square foot integrated hospital and medical office complex presently under construction in Austin, Texas.

       Real Estate Properties The Core Group has the right to approve capital expenditures at all of its properties, the option to fund certain capital expenditures and in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. At June 30, 1995, the Core Group had remaining commitments to fund approximately $7.5 million of capital expenditures pursuant to these rights and obligations. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Core Group's increased investment.

                        AMERICAN HEALTH PROPERTIES, INC.

           NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         As of June 30, 1995, the Core Group had funded $834,000 of a $4 million commitment to finance the construction of a 96-bed Alzheimer's care facility in Houston, Texas. The Company will purchase the facility upon completion in early 1996 and enter into a long-term lease. The facility will be operated by Servicemaster Diversified Health Services, an experienced operator of long-term care facilities.

         In August 1995, the Core Group completed the $7.6 million purchase and lease of two long-term care facilities located in Arizona and committed to provide $5.6 million of construction and lease financing for an 80-unit assisted living facility to be constructed in Walla Walla, Washington.

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Following is a discussion of the combined financial condition and results of operations of the Core Group which should be read in conjunction with
(a) the combined condensed financial statements and accompanying notes of the Core Group and (b) management's discussion and analysis of financial condition and results of operations and the condensed financial statements and accompanying notes of the Company and the Psychiatric Group included elsewhere herein.

OPERATING RESULTS

Second Quarter and Year to Date 1995 Compared With 1994

       For the second quarter of 1995, the Core Group reported net income of $8,206,000 or $.39 per share compared with net income of $8,638,000 or $.41 per share for the second quarter of 1994. For the six months ended June 30, 1995, the Core Group reported net income of $16,182,000 or $.77 per share compared with net income of $16,562,000 or $.79 per share for the first six months of 1994.

       Rental income was $16,000,000 for the second quarter of 1995, an increase of $1,235,000 or 8% from $14,765,000 for the second quarter of 1994. Rental income was $31,604,000 for the six months ended June 30, 1995, an increase of $2,380,000 or 8% from $29,224,000 for the comparable period in 1994. This increase was primarily attributable to rental income from new properties acquired and various capital additions subsequent to the first quarter of 1994. These property additions also resulted in an increase in depreciation and amortization of $329,000 to $3,337,000 for the second quarter of 1995 compared with the second quarter of 1994 and an increase of $573,000 to $6,563,000 for the six months ended June 30, 1995 compared with the same period in 1994.

       Additional rental income was $2,586,000 for the second quarter of 1995, an increase of $346,000 or 15% from $2,240,000 for the second quarter of 1994. Additional rental income was $5,027,000 for the six months ended June 30, 1995, an increase of $574,000 or 13% from $4,453,000 for the comparable period in 1994. This increase was primarily attributable to first-time additional rent from several properties.

       Other interest income increased $272,000 to $946,000 for the second quarter of 1995 from $674,000 for the second quarter of 1994. Other interest income increased $22,000 to $1,741,000 for the six months ended June 30, 1995 from $1,719,000 for the same period in 1994. An increase in interest income resulting from a higher average construction loan balance during 1995 was partially offset by a decrease in interest income resulting from a lower average balance of short-term investments. In addition, the second quarter and first half of 1994 included the recognition of $215,000 and $710,000, respectively, of fee income related to the prepayment of a construction loan in February 1994.

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Interest income on inter-Group loans to the Psychiatric Group was $434,000 for the second quarter of 1995, a decrease of $608,000 or 58% from $1,042,000 for the second quarter of 1994. Interest income on inter-Group loans to the Psychiatric Group was $1,169,000 for the six months ended June, 30, 1995, a decrease of $908,000 or 44% from $2,077,000 for the comparable period in 1994. The decrease reflects a lower average balance outstanding on loans to the Psychiatric Group primarily as a result of $15,150,000 of repayments by the Psychiatric Group from the proceeds of asset sales and the paydown of borrowings under revolving credit agreements provided to psychiatric hospital operators.

       Interest expense was $6,906,000 for the second quarter of 1995, an increase of $615,000 or 10% from $6,291,000 for the second quarter of 1994. Interest expense was $13,734,000 for the six months ended June 30, 1995, an increase of $915,000 or 7% from $12,819,000 for the comparable period in 1994. This increase was primarily attributable to higher average short-term borrowings during the second quarter and first half of 1995 and a reduction in capitalized interest in 1995 compared to 1994. The first quarter of 1994 included interest expense from mortgage notes payable until the balance of $14.4 million was prepaid in February 1994.

       General and administrative expenses increased to $1,460,000 for the second quarter of 1995 from $689,000 for the second quarter of 1994. For the first half of 1995, general and administrative expenses increased to $2,900,000 from $1,938,000 for the first half of 1994. This variation was attributable to an increase in the Company's consolidated general and administrative expenses which are allocated between the Core Group and Psychiatric Group primarily based on revenues, and an increase in Core Group revenues relative to the Company's consolidated revenues. The increase in the Company's consolidated general and administrative expenses for the second quarter and first half of 1995 was primarily attributable to higher expense from the Company's stock incentive plans and increased shareholder reporting costs associated with the distribution of the Psychiatric Group Depositary Shares. In the second quarter of 1994, the Company reversed $750,000 of a corporate relocation accrual recorded in the fourth quarter of 1993, after the Company decided to maintain its headquarters in Denver, Colorado.

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

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company recognizes that the health care industry in the United States is undergoing significant evolution. The ongoing changes in the health care industry include trends toward shorter lengths of hospital stay, increased use of outpatient services, increased federal, state and third party oversight of health care company operations and business practices, and increased demand for capitated health care services (delivery of services at a fixed price per capita basis to a defined group of covered parties). Furthermore, federal, state and third party payors continue to propose and adopt various cost containment measures that restrict the scope of reimbursable health care services and limit increases in reimbursement rates for such services. Payors are also continuing to aggressively enforce compliance with program requirements and pursue providers that they believe have not complied with such requirements. Outpatient business is expected to increase as advances in medical technologies allow more procedures to be performed on an outpatient basis and as payors continue to direct more patients from inpatient care to outpatient care. In addition, the entrance of insurance companies into managed care programs is accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of health care services that are reimbursed under the Medicare and Medicaid programs continues to increase as the population ages and as states expand their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength. As a result of the foregoing, the revenues and margins may decrease at the Core Group's hospitals.

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

         The Core Group's future operating results could be affected by the operating performance of the Core Group's lessees and borrowers. The rental and interest obligations of its facility operators are primarily supported by the facility-specific operating cash flow. Real estate investments in the Core Group's portfolio are generally further supported by one or more credit enhancements that take the form of cross-default provisions, letters of credit, corporate and personal guarantees, security interests in cash reserve funds, accounts receivable or other personal property and requirements to maintain specified financial ratios. In addition, financial effects arising from the Psychiatric Group that affect the Company's consolidated results of operations, financial condition or borrowing costs could affect the results of operations, financial condition or borrowing costs of the Core Group. Fundamental changes in the psychiatric industry continue to negatively impact the facility specific operating cash flow at the Psychiatric Group hospitals. Accordingly, the Core Group's financial statements should be read in conjunction with the financial statements of the Psychiatric Group and the Company's consolidated financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Additional rental income from the Core Group's existing investments will be affected by changes in the revenues of the underlying business operations upon which such income is based. The Core Group's acute care investments accounted for 93% of net additional rental income for the first half of 1995, while rehabilitation investments accounted for 7%. Historically, a substantial portion of the Core Group's additional rental income has been attributable to six of the Core Group's original acute care properties (the "Original Properties"). With the significant revenue growth at a majority of the Original Properties in recent years, two properties had reached the additional rent transition point at the end of 1994 and it is anticipated that other properties may do so over the next few years. The Core Group's revenue participation rate for the six Original Properties declines from 5% to 1% when the additional rent transition point is reached. At December 31, 1994, the amount of potential additional rent at the 5% revenue participation rate for the six Original Properties was approximately $2.8 million per annum.

         The future operating results of the Core Group will be affected by additional factors including the amount, timing and yield of additional real estate investments and the competition for such investments. Operating results will also be affected by the availability and terms of the Company's future equity and debt financing. The Company's financing strategy includes the objective to reduce its cost of capital over time and enhance its financial flexibility to facilitate future growth. The Company believes that the distribution of the Psychiatric Group Depositary Shares will facilitate achievement of this objective.

         The Company's senior debt carries an implied investment grade rating from two rating agencies. In August 1994, the Company's BBB- implied senior debt rating was affirmed by Standard & Poor's but the outlook was revised to negative from stable. Duff & Phelps Credit Rating Co. assigned an initial implied senior debt rating of BBB- in November 1994.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1995, the Core Group had $5,388,000 outstanding under its revolving inter-Group loan to the Psychiatric Group. Under management policies currently in effect, the Core Group may provide the Psychiatric Group with revolving inter-Group loans of up to $8,750,000.

         As of August 11, 1995, the Core Group had commitments of $19.1 million to fund construction obligations and capital expenditures over approximately the next twelve months.

         The Company recently increased its total unsecured credit facility to $124 million to include a $24 million term loan facility which was used for the sole purpose of funding a $24 million senior note maturity on May 31, 1995. The $100 million revolving portion of the unsecured credit facility matures on December 31, 1996, and as of August 11, 1995, the Company had $44.5 million of revolving borrowings. The term loan portion of the unsecured credit facility matures on April 30, 1997, and as of August 11, 1995, the Company had $24 million of term borrowings. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.

               PSYCHIATRIC GROUP COMBINED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                          June 30,     December 31,
                                                              1995             1994
---------------------------------------------------       --------     ------------
ASSETS                                                  (Unaudited)
Real estate investments
  Real property and mortgage notes                        $ 62,837         $ 75,579
  Accumulated depreciation                                  (3,572)          (5,575)
                                                          --------         --------
                                                            59,265           70,004
Other notes receivable                                       5,012            9,428
Other assets                                                   590              813
---------------------------------------------------       --------         --------
                                                          $ 64,867         $ 80,245
===================================================       ========         ========

ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Revolving loan from Core Group                            $  5,388         $  9,428
Fixed rate loan from Core Group                              9,175           20,000
Accounts payable and accrued liabilities                       402              188
Dividends payable                                            1,669            1,877
Deferred income                                                211              450
---------------------------------------------------       --------         --------
                                                            16,845           31,943
---------------------------------------------------       --------         --------

Commitments and contingencies

Total Attributed Psychiatric Group Equity                   48,022           48,302
---------------------------------------------------       --------         --------

                                                          $ 64,867         $ 80,245
===================================================       ========         ========


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

          PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                 Three Months Ended June 30,        Six Months Ended June 30,
                                                 ---------------------------        -------------------------
                                                     1995               1994            1995             1994
----------------------------------------------   --------           --------        --------         --------
REVENUES
Rental income                                    $    681           $  2,091        $  1,691         $  4,182
Mortgage interest income                            1,469              1,445           2,939            2,890
Additional rental and interest income                 131                192             326              270
Other interest income                                 160                246             376              468
----------------------------------------------   --------           --------        --------         --------
                                                    2,441              3,974           5,332            7,810
----------------------------------------------   --------           --------        --------         --------

EXPENSES
Depreciation and amortization                         186                671             430            1,342
Interest on loans from Core Group                     434              1,042           1,169            2,077
General and administrative                            182                155             403              425
Targeted stock issuance costs                         300                  -             300                -
Write-down of real estate investments                   -             30,000               -           30,000
----------------------------------------------   --------           --------        --------         --------
                                                    1,102             31,868           2,302           33,844
----------------------------------------------   --------           --------        --------         --------

NET INCOME (LOSS)                                $  1,339           $(27,894)       $  3,030         $(26,034)
==============================================   ========           ========        ========         ========

NET INCOME (LOSS) PER DEPOSITARY SHARE           $   0.64           $ (13.37)       $   1.45         $ (12.49)
==============================================   ========           ========        ========         ========

WEIGHTED AVERAGE DEPOSITARY SHARES OUTSTANDING      2,091              2,086           2,091            2,084
==============================================   ========           ========        ========         ========

CASH DIVIDENDS PER DEPOSITARY SHARE              $ 0.8000           $ 1.1300        $ 1.6000         $ 2.2600
==============================================   ========           ========        ========         ========


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

          PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                           Six Months Ended June 30,
                                                           -------------------------
                                                               1995             1994
------------------------------------------------------     --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $  3,030         $(26,034)
Depreciation, amortization and other non-cash items             512            1,375
Deferred income                                                  (9)             (30)
Write-down of real estate investments                             -           30,000
Change in other assets                                          170                3
Change in accounts payable and accrued liabilities               (4)             (17)
------------------------------------------------------     --------         --------
                                                              3,699            5,297
------------------------------------------------------     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties         (693)               -
Proceeds from sale of properties                             10,825                -
Other notes receivable                                        4,416             (667)
------------------------------------------------------     --------         --------
                                                             14,548             (667)
------------------------------------------------------     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving loan from Core Group                   (3,874)            (504)
Payments on fixed rate loan from Core Group                 (10,825)            (272)
Proceeds from exercise of stock options                           -              272
Dividends paid                                               (3,548)          (4,126)
------------------------------------------------------     --------         --------
                                                            (18,247)          (4,630)
------------------------------------------------------     --------         --------

INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS            -                -
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD              -                -
------------------------------------------------------     --------         --------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD             $      -         $      -
======================================================     ========         ========



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.     GENERAL

         Distribution of Psychiatric Group Depositary Shares and Basis of Presentation American Health Properties, Inc., a Delaware corporation (the Company, which term refers to the Company and its subsidiaries unless the context otherwise requires), is a self-administered real estate investment trust
(REIT) that commenced operations in 1987. The Company has investments in health care properties, including acute care, rehabilitation and psychiatric hospitals, long-term care facilities and a medical office building. On July 25, 1995, the Company completed the distribution of Psychiatric Group Depositary Shares to holders of its Common Stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of Common Stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock, a new series of preferred stock, par value $0.01 per share. The Distribution is designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care and rehabilitation hospitals, long-term care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly traded shares intended to represent those portfolios. The Psychiatric Group Depositary Shares are intended to reflect the separate performance of the Psychiatric Group. The Company's existing Common Stock is intended to reflect the separate performance of the Core Group. In connection with the Distribution, the Company has specifically identified or allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Psychiatric Group and Core Group, as more fully described below.

         The combined condensed financial statements of the Psychiatric Group included herein have been prepared by the Company without audit and include all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with those included in the Company's annual report on Form 10-K for the year ended December 31, 1994 and the Company's current report on Form 8-K, dated August 14, 1995.

         The financial statements of the Psychiatric Group include the financial position, results of operations and cash flows of the Company's psychiatric hospital investments, an allocated portion of the Company's general and administrative expense, an attributed amount of inter-Group debt payable to the Core Group and an attributed amount of the Company's stockholders' equity. For purposes of computing per share data for periods prior to the actual Distribution, the number of Psychiatric Group Depositary Shares are assumed to be one-tenth of the corresponding number of shares of the Company's common stock prior to the Distribution. The Psychiatric Group financial statements are prepared using the amounts included in the Company's consolidated financial statements.

         Although the financial statements of the Psychiatric Group and the Core Group separately report the assets, liabilities (including contingent liabilities), stockholders' equity and items of income, expense and cash flow of the Company attributed to each such Group, such attribution does not affect the respective legal title to assets or responsibility for liabilities of the Company or any of its subsidiaries. Nor does such attribution affect the rights of creditors of the Company or any subsidiary, including rights under financing covenants.

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         Each holder of Psychiatric Group Depositary Shares or Core Group Common Stock is a holder of an issue of capital stock of the entire Company and is subject to risks associated with an investment in the Company and all of its businesses, assets and liabilities. Financial effects arising from one Group that affect the Company's consolidated results of operations, financial condition or borrowing costs can affect the results of operations, financial condition or borrowing costs of the other Group. In addition, net losses of either Group, as well as dividends and distributions on, and repurchases of, Psychiatric Group Depositary Shares or Core Group Common Stock will reduce the funds of the Company legally available for dividends on both the Psychiatric Group Depositary Shares and Core Group Common Stock. Accordingly, the Psychiatric Group's financial statements and the financial statements of the Core Group should be read in conjunction with the Company's consolidated financial statements.

       These financial statements include the accounts of the Psychiatric Group business. The Psychiatric Group and the Core Group financial statements, taken together, comprise all of the accounts included in the Company's consolidated financial statements.

       Interest Paid Interest paid by the Psychiatric Group on inter-Group loans from the Core Group was $1,169,000 and $2,077,000 for the six months ended June 30, 1995 and 1994, respectively.

2.     DEBT

       Inter-Group Loans Repayment of inter-Group loans from the Core Group is dependent upon the amount and timing of sales of the Psychiatric Group's assets and paydowns received by the Psychiatric Group on borrowings provided to psychiatric hospital operators under revolving credit agreements. In the first quarter of 1995, the Psychiatric Group made $15,150,000 in inter-Group loan repayments to the Core Group as a result of such asset sales and operator borrowing paydowns. The Company's board of directors has established certain policies relating to the Psychiatric Group's inter-Group loans from the Core Group. Under these policies, the aggregate revolving inter-Group loans owed to the Core Group by the Psychiatric Group will be limited to a maximum of $8,750,000 at any one time outstanding, subject to reduction of such limit commensurate with any permanent repayment in the future of borrowings under revolving credit agreements provided to Psychiatric Group hospital operators, but in no event will such limit be reduced below $5,000,000, and except for such revolving inter-Group loans no additional fixed rate or other inter-Group loans will be advanced to the Psychiatric Group by the Core Group.

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

3.     STOCKHOLDERS' EQUITY

       Stock Incentive Plans Under the terms of the Company's stock incentive plans, outstanding restricted stock awards, stock options and DERs have been adjusted to reflect the Distribution. During the six months ended June 30, 1995, options to purchase 18,354 Psychiatric Group Depositary Shares at a weighted average exercise price of $18.90 per share and 1,486 Psychiatric Group restricted share awards were issued pursuant to the Company's stock incentive plans.

       Dividends A quarterly dividend of $.80 per Psychiatric Group Depositary Share was declared by the Company's board of directors on July 11, 1995, payable on August 11, 1995 to shareholders of record on July 31, 1995. The aggregate amount of this Psychiatric Group dividend payable of $1,669,000 has been recorded in the accompanying financial statements as of June 30, 1995.

4.     COMMITMENTS

       Other Notes Receivable The Psychiatric Group provides financing at variable rates to certain psychiatric hospital operators under revolving credit agreements secured by accounts receivable. The aggregate commitment under these credit agreements was $5.7 million at June 30, 1995 of which $1.2 million was unfunded.

       Real Estate Properties The Psychiatric Group has the right to approve capital expenditures at all of its properties and the option to fund certain capital expenditures on terms comparable to the original investment. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Psychiatric Group's increased investment. The Psychiatric Group had no commitments to fund such capital expenditures at June 30, 1995.

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

5.     PROPERTY SALES AND RESTRUCTURINGS

         In February 1995, the Psychiatric Group sold its Westwood and Pembroke, Massachusetts psychiatric hospital investments. The cash proceeds of $13,825,000 represented payment for the $10,825,000 net book value of the real property and repayment of the $3,000,000 balance outstanding under a revolving credit agreement that had been provided to the operator. The Psychiatric Group applied $10,825,000 of the cash proceeds to pay down its fixed rate inter-Group loan from the Core Group and applied $3,000,000 of the cash proceeds to pay down its revolving inter-Group loan from the Core Group. The Psychiatric Group's total revenues from these two investments were $412,000 and $1,459,000 for the six months ended June 30, 1995 and 1994, respectively, and $3,000,000 for the full year in 1994.

         In March 1995, the Psychiatric Group restructured the terms of its two Florida psychiatric hospital investments that were included in a $30 million write-down recorded by the Psychiatric Group in 1994 against its psychiatric portfolio. Pursuant to the restructuring effective January 1, 1995, the annual minimum rental obligation of The Retreat psychiatric hospital in Sunrise, Florida was reduced from $2,359,000 to $1,100,000, and the annual minimum rental obligation of The Manors psychiatric hospital in Tarpon Springs, Florida was reduced from $855,000 to $600,000. As part of the restructuring, The Retreat used an existing $1,000,000 lease reserve fund to pay down outstanding borrowings under a revolving credit agreement provided by the Psychiatric Group, and the maximum amount available for borrowing under the credit agreement was reduced from $2,250,000 to $1,000,000. The Manors used an existing $325,000 lease reserve fund to pay down outstanding borrowings under a $2,000,000 revolving credit agreement provided by the Psychiatric Group. The payments received by the Psychiatric Group were used to pay down its revolving inter-Group loan from the Core Group.

                        AMERICAN HEALTH PROPERTIES, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Following is a discussion of the combined financial condition and results of operations of the Psychiatric Group which should be read in conjunction with (a) the combined condensed financial statements and accompanying notes of the Psychiatric Group and (b) management's discussion and analysis of financial condition and results of operations and the condensed financial statements and accompanying notes of the Company and the Core Group included elsewhere herein.

OPERATING RESULTS

Second Quarter and Year to Date 1995 Compared With 1994

       For the second quarter of 1995, the Psychiatric Group reported net income of $1,339,000 or $.64 per share compared with a net loss of ($27,894,000) or ($13.37) per share for the second quarter of 1994. For the six months ended June 30, 1995, the Psychiatric Group reported net income of $3,030,000 or $1.45 per share compared with a net loss of ($26,034,000) or ($12.49) per share for the first six months of 1994. The net loss for the second quarter and first six months of 1994 included a write-down of psychiatric real estate investments of $30,000,000, or ($14.38) and ($14.40) per share, respectively, as a result of accelerating negative trends in the psychiatric industry.

       Rental income was $681,000 for the second quarter of 1995, a decrease of $1,410,000 or 67% from $2,091,000 for the second quarter of 1994. Rental income was $1,691,000 for the six months ended June 30, 1995, a decrease of $2,491,000 or 60% from $4,182,000 for the comparable period in 1994. This decrease was primarily attributable to a reduction in rental income due to the sale of three psychiatric properties and the lease restructurings of two psychiatric investments. The property sales, together with lower depreciation expense on psychiatric properties written down in June 1994, resulted in a decrease in depreciation and amortization of $485,000 to $186,000 for the second quarter of 1995 compared with the second quarter of 1994 and a decrease of $912,000 to $430,000 for the six months ended June 30, 1995 compared with the same period in 1994.

       Additional rental and interest income was $131,000 for the second quarter of 1995, a decrease of $61,000 from $192,000 for the first quarter of 1994. Additional rental and interest income was $326,000 for the six months ended June 30, 1995, an increase of $56,000 from $270,000 for the comparable period in 1994. These differences are attributable to variations in revenues upon which such additional rent and interest is based.

       Other interest income decreased $86,000 to $160,000 for the second quarter of 1995 from $246,000 for the second quarter of 1994. Other interest income decreased $92,000 to $376,000 for the six months ended June 30, 1995 from $468,000 for the same period in 1994. The decrease is primarily attributable to lower average borrowings under revolving credit agreements provided to psychiatric hospital operators as a result of the sale of one psychiatric property, the lease restructurings of two psychiatric investments and the reduction in fee amortization as a result of the above mentioned property sale.

                        AMERICAN HEALTH PROPERTIES, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Interest expense on inter-Group loans from the Core Group was $434,000 for the second quarter of 1995, a decrease of $608,000 or 58% from $1,042,000 for the second quarter of 1994. Interest expense on inter-Group loans from the Core Group was $1,169,000 for the six months ended June 30, 1995, a decrease of $908,000 or 44% from $2,077,000 for the comparable period in 1994. The decrease reflects a lower average balance outstanding on loans from the Core Group primarily as a result of $15,150,000 of repayments to the Core Group from the proceeds of the previously mentioned property sales and restructurings.

           The $300,000 targeted stock issuance costs was an additional accrual made in the second quarter of 1995 to reflect the increased costs of the Distribution. The increased costs primarily reflect higher legal and accounting fees and printing and shipping costs as a result of the extended filing period.

Future Operating Results

         The Company recognizes that the health care industry in the United States is undergoing significant evolution. The ongoing changes in the health care industry include trends toward shorter lengths of hospital stay, increased use of outpatient services, increased federal, state and third party oversight of health care company operations and business practices, and increased demand for capitated health care services (delivery of services at a fixed price per capita basis to a defined group of covered parties). Furthermore, federal, state and third party payors continue to propose and adopt various cost containment measures that restrict the scope of reimbursable health care services and limit increases in reimbursement rates for such services. Payors are also continuing to aggressively enforce compliance with program requirements and pursue providers that they believe have not complied with such requirements. Outpatient business is expected to increase as advances in medical technologies allow more procedures to be performed on an outpatient basis and as payors continue to direct more patients from inpatient care to outpatient care. In addition, the entrance of insurance companies into managed care programs is accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of health care services that are reimbursed under the Medicare and Medicaid programs continues to increase as the population ages and as states expand their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength.

                        AMERICAN HEALTH PROPERTIES, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Fundamental changes in the psychiatric industry continue to negatively impact the facility-specific operating cash flow at the Psychiatric Group's properties. Institutions responsible for providing insurance coverage to patients who use inpatient psychiatric treatment services have directed efforts toward decreasing their payments for such services, thereby reducing hospital operating revenues. Some cost-cutting measures used by such institutions include decreasing the inpatient length of stay, intensively reviewing utilization, directing patients from inpatient care to outpatient care and negotiating reduced reimbursement rates for services. In addition, such institutions have extended the length of time for making payments, resulting in increases in accounts receivable. The wider use of psychotropic drugs has also resulted in significant declines in the average length of stay. Although the operators of the psychiatric hospitals are responding by developing lower cost outpatient and daypatient programs, increasing case management and reducing operating costs, their efforts are generally not consistently mitigating the negative impact of these fundamental psychiatric industry changes.

         The Psychiatric Group is currently providing financing under revolving credit agreements to the operators of three of its psychiatric hospitals. As of August 11, 1995, outstanding borrowings under such agreements totaled $4,475,000, and the Psychiatric Group has committed to fund an additional $1,225,000 of borrowings upon request, subject to certain conditions. These borrowings, which are secured by accounts receivable and certain personal property and which contain events of default that would be triggered by defaults under the lease or mortgage loan relating to the relevant psychiatric hospital, are the primary source of financing for these operators' operating and capital needs. These psychiatric hospitals have, from time to time, been unable to generate sufficient cash flow for working capital and the development of new programs. In certain cases, these psychiatric hospitals have not been able to pay down the outstanding borrowings under the revolving credit agreements provided by the Psychiatric Group or to secure replacement financing from third-party lenders. To the extent the psychiatric hospitals have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's board of directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then existing policies), although the Company's board of directors is under no obligation to do so.

         The Psychiatric Group is currently discussing with the operator of the two Four Winds psychiatric hospitals in New York possible alternatives for creating additional available capital for the development and expansion of the hospitals' programs, including the release of certain collateral securing the Psychiatric Group's mortgage loan investments. The Psychiatric Group is currently reviewing the operator's plan for these new programs which are intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the State of New York.

                        AMERICAN HEALTH PROPERTIES, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In 1992, the Psychiatric Group recorded a $45,000,000 write-down of its investments in two psychiatric hospitals and restructured the payment obligations of these two facilities. In addition, at June 30, 1994, in view of negative trends that caused declining cash flow at a number of the psychiatric hospitals, the Psychiatric Group recorded a $30,000,000 write-down of its investments in the psychiatric hospitals. Although management believes that the recorded investments in psychiatric hospitals are realizable, if the cash flow at the psychiatric hospitals continues to decline, the Psychiatric Group may be required to further restructure payment obligations or make additional write-downs of the value of its investments in the psychiatric hospitals. In July 1994, the Company announced its intention to pursue alternatives for the psychiatric portfolio including selected sales of hospitals to operators or other parties, restructuring of financial obligations or other approaches that might allow the effective separation of these assets from the Company's core portfolio of acute care and rehabilitation hospitals, long-term care facilities and a medical office building. As part of this initiative, the Psychiatric Group sold its psychiatric property in Torrance, California in October 1994 for $5,772,000 in cash (at net book value), sold two of its psychiatric properties in Massachusetts in February 1995 for $13,825,000 in cash (at net book value), restructured the leases and revolving credit agreements of its two Florida psychiatric investments in March 1995 and has issued the Psychiatric Group Depositary Shares.

LIQUIDITY AND CAPITAL RESOURCES

         As of August 11, 1995, the Psychiatric Group had aggregate unfunded commitments under revolving credit agreements provided to facility operators of $1.2 million.

         At June 30, 1995, the Psychiatric Group had $5,388,000 and $9,175,000 outstanding under its revolving inter-Group loan from the Core Group and its fixed rate inter-Group loan from the Core Group, respectively. The Psychiatric Group is required to use the net proceeds from the disposition of Psychiatric Group assets to pay down its outstanding revolving inter-Group loan (to the extent of the psychiatric hospital operator borrowings under revolving credit agreements associated with the asset or assets sold) with any excess used to pay down the balance outstanding under the fixed rate inter-Group loan. The Psychiatric Group reduced the combined balance of the revolving inter-Group and fixed rate inter-Group loans by $15,150,000 in the first quarter of 1995 with proceeds from the sale of the Westwood and Pembroke psychiatric hospitals in February 1995 and the paydowns received on borrowings under revolving credit agreements provided to the operator of the two Florida psychiatric hospitals in March 1995. The Core Group may, under management policies currently in effect, provide the Psychiatric Group with revolving inter-Group loans of up to $8,750,000 (subject to reduction of such limit commensurate with any permanent repayment in the future of borrowings under revolving credit agreements provided to Psychiatric Group hospital operators, but in no event will such limit be reduced below $5,000,000). The Psychiatric Group has no third party sources of additional financing and, as a result, will be dependent on the Core Group for all such financing. Although the Core Group may make this financing available, there is no obligation of the Company's board of directors to cause the Core Group to provide funds to the Psychiatric Group if the board of directors determines that it is in the Company's best interest not to do so.

                        AMERICAN HEALTH PROPERTIES, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Psychiatric Group does not expect to make any additional acquisitions or capital investments except to the extent of existing unfunded commitments under revolving credit agreements provided to facility operators. Payment of dividends will be primarily dependent upon the performance of the Psychiatric Group. The Psychiatric Group expects to distribute a substantial portion of its funds from operations and net proceeds from asset dispositions, after payments of inter-Group loan obligations, to holders of Psychiatric Group Depositary Shares.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The Annual Meeting of Shareholders of American Health Properties, Inc. was held on May 19, 1995 ("Annual Meeting").

  (b) At the Annual Meeting, Royce Diener, Charles M. Haar and Joseph P. Sullivan were elected as Class II directors to serve for a three-year term until the 1998 Annual Meeting of Shareholders. Voting results for these directors are summarized as follows:

          Royce Diener         Votes For--19,271,212; Votes Withheld--301,644
          Charles M. Haar      Votes For--19,274,776; Votes Withheld--298,080
          Joseph P. Sullivan   Votes For--19,082,326; Votes Withheld--490,530

       Class I directors whose term of office continues until the 1997 Annual Meeting of Shareholders include Norman Barker, Jr. and James L. Fishel. Class III directors whose term of office continues until the 1996 Annual Meeting of Shareholders include Sheldon S. King, Walter J. McNerney and Louis T. Rosso.

  (c)  At the Annual Meeting, shareholders approved the following matters:

       i. Amendment to the Certificate of Incorporation of the Company to increase the authorized number of shares of the Company's Common Stock from 25,000,000 to 100,000,000 shares. Votes For--15,122,352;
             Votes Against--4,129,498; Votes Abstained--321,006.

       ii. Appointment of the accounting firm of Arthur Andersen LLP as the auditors and as independent public accountants for the Company for the fiscal year ending December 31, 1995. Votes For--19,271,373; Votes Against--132,864; Votes Abstained--168,619.

  (d)  Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       27    Financial Data Schedule

  (b)  Reports on Form 8-K

       On August 14, 1995, the Company filed a Current Report on Form 8-K pertaining to the distribution of Psychiatric Group Depositary Shares on July 25, 1995. Consolidated financial statements of the Company, combined financial statements of the Core Group and combined financial statements of the Psychiatric Group for the three years ended December 31, 1994 were filed.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 1995

                                       AMERICAN HEALTH PROPERTIES, INC.

                                       By:    JOSEPH P. SULLIVAN
                                          ---------------------------
                                       Joseph P. Sullivan
                                       President & Chief Executive Officer

                                       By:     MICHAEL J. MCGEE
                                          ---------------------------
                                       Michael J. McGee
                                       Vice President & Controller
                                       (Principal Financial and Accounting
                                        Officer)

                            EXHIBIT INDEX
                            -------------


EXHIBIT              DESCRIPTION                               PAGE
-------              -----------                               ----

 27                  Financial Data Schedule
