Form 10-Q
period 1995-09-30
AMERICAN HEALTH PROPERTIES INC
filed 1995-11-14
CIK 808240

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                             OR
   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ___________ TO __________
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

         SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE,
                 OUTSTANDING AT NOVEMBER 7, 1995 -- 23,418,354

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AMERICAN HEALTH PROPERTIES, INC.

                               SEPTEMBER 30, 1995

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION                                                                                   PAGE
CONSOLIDATED COMPANY

Item 1.    Consolidated Condensed Financial Statements:
           Balance sheets as of September 30, 1995 and December 31, 1994...................................      2
           Statements of operations for the three and nine months ended
            September 30, 1995 and 1994....................................................................      3
           Statements of cash flows for the nine months ended September 30, 1995 and 1994..................      4
           Notes to financial statements...................................................................      5

Item 2.    Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations...................................................      8

CORE GROUP

Item 1.    Core Group Combined Condensed Financial Statements:
           Balance sheets as of September 30, 1995 and December 31, 1994...................................     15
           Statements of operations for the three and nine months ended
            September 30, 1995 and 1994....................................................................     16
           Statements of cash flows for the nine months ended September 30, 1995 and 1994..................     17
           Notes to financial statements...................................................................     18

Item 2.    Management's Discussion and Analysis of Core Group
           Combined Financial Condition and Results of Operations..........................................     22

PSYCHIATRIC GROUP

Item 1.    Psychiatric Group Combined Condensed Financial Statements:
           Balance sheets as of September 30, 1995 and December 31, 1994...................................     27
           Statements of operations for the three and nine months ended
            September 30, 1995 and 1994....................................................................     28
           Statements of cash flows for the nine months ended September 30, 1995 and 1994..................     29
           Notes to financial statements...................................................................     30

Item 2.    Management's Discussion and Analysis of Psychiatric Group
           Combined Financial Condition and Results of Operations..........................................     34

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K................................................................     39

                        AMERICAN HEALTH PROPERTIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In thousands except per share amounts)


                                                             September 30,  December 31,
                                                                     1995          1994
---------------------------------------------------------    -------------  ------------
                                                              (Unaudited)
ASSETS
Real estate investments
    Real property and mortgage notes                           $ 656,615    $ 603,870
    Construction loan and investments                              2,277       21,383
    Accumulated depreciation                                     (78,757)     (70,617)
                                                               ---------    ---------
                                                                 580,135      554,636
Notes receivable and financing leases                             11,235       13,244
Other assets                                                       9,669        9,785
Cash and short-term investments                                    2,584        1,838
---------------------------------------------------------      ---------    ---------
                                                               $ 603,623    $ 579,503
=========================================================      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans payable                                             $  73,000    $  14,500
Notes and bonds payable                                          207,323      231,163
Accounts payable and accrued liabilities                           6,044        9,668
Dividends payable                                                 11,990       11,989
Deferred income                                                    4,445        4,682
---------------------------------------------------------      ---------    ---------
                                                                 302,802      272,002
---------------------------------------------------------      ---------    ---------

Commitments and contingencies

Stockholders' equity
    Preferred stock $.01 par value; 1,000 shares
       authorized; 208 shares issued and outstanding                   2           --
    Common stock $.01 par value; 100,000 shares
       authorized; 20,853 and 20,851 shares
       issued and outstanding                                        209          209
    Additional paid-in capital                                   426,999      426,783
    Cumulative net income                                        199,027      169,931
    Cumulative dividends                                        (325,416)    (289,422)
---------------------------------------------------------      ---------    ---------
                                                                 300,821      307,501
---------------------------------------------------------      ---------    ---------
                                                               $ 603,623    $ 579,503
=========================================================      =========    =========


The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                Three Months Ended September 30,     Nine Months Ended September 30,
                                                --------------------------------     -------------------------------
                                                       1995              1994              1995              1994
-----------------------------------------------    --------          --------          --------          --------
REVENUES

Rental income                                      $ 17,182          $ 17,033          $ 50,477          $ 50,439
Mortgage interest income                              2,079             1,444             5,018             4,334
Additional rental and interest income                 2,769             2,442             8,122             7,165
Other interest income                                   375               855             2,492             3,042
-----------------------------------------------    --------          --------          --------          --------
                                                     22,405            21,774            66,109            64,980
-----------------------------------------------    --------          --------          --------          --------

EXPENSES

Depreciation and amortization                         3,674             3,323            10,667            10,655
Interest expense                                      7,126             6,409            20,860            19,228
General and administrative                            1,664             1,566             4,967             3,929
Targeted stock issuance costs                            --                --               300                --
Write-down of real estate investments                    --                --                --            30,000
-----------------------------------------------    --------          --------          --------          --------
                                                     12,464            11,298            36,794            63,812
-----------------------------------------------    --------          --------          --------          --------
Minority interest                                        57                81               219               245
-----------------------------------------------    --------          --------          --------          --------

NET INCOME                                         $  9,884          $ 10,395          $ 29,096          $    923
===============================================    ========          ========          ========          ========

ATTRIBUTABLE TO -
  CORE GROUP COMMON STOCK
      Net Income                                   $  8,235          $  7,919          $ 24,417          $ 24,481
      Net Income Per Share                         $   0.39          $   0.38          $   1.17          $   1.17
      Weighted Average Shares Outstanding            20,920            20,872            20,911            20,848
      Cash Dividends Per Share                     $  0.495          $  0.475          $  1.485          $  1.399

  PSYCHIATRIC GROUP DEPOSITARY SHARES
      Net Income (Loss)                            $  1,649          $  2,476          $  4,679          $(23,558)
      Net Income (Loss) Per Share                  $   0.79          $   1.19          $   2.24          $ (11.30)
      Weighted Average Shares Outstanding             2,091             2,087             2,091             2,085
      Cash Dividends Per Share                     $   0.80          $   1.00          $   2.40          $   3.26


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               Nine Months Ended September 30,
                                                               -------------------------------

                                                                    1995               1994
-----------------------------------------------------------     --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $ 29,096           $    923
Depreciation, amortization and other non-cash items               12,410             12,115
Deferred income                                                     (227)               415
Write-down of real estate investments                                 --             30,000
Change in other assets                                              (309)                 5
Change in accounts payable and accrued liabilities                (4,101)            (4,996)
-----------------------------------------------------------     --------           --------
                                                                  36,869             38,462
-----------------------------------------------------------     --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties           (41,949)           (38,166)
Proceeds from sale of properties                                  10,825                 --
Principal payments on mortgage notes receivable                       10                 --
Construction loan fundings                                        (5,136)           (20,690)
Construction loan paid                                                --             16,836
Other notes receivable                                             4,464               (874)
Direct financing leases                                           (2,455)            (1,191)
Administrative capital expenditures                                  (95)               (79)
-----------------------------------------------------------     --------           --------
                                                                 (34,336)           (44,164)
-----------------------------------------------------------     --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                       58,500             20,500
Principal payments on notes payable                              (24,000)                --
Principal payments on mortgages                                       --            (14,468)
Financing costs paid                                                (276)              (195)
Proceeds from exercise of stock options                               --              1,963
Cash paid in lieu of fractional shares                               (18)                --
Dividends paid                                                   (35,993)           (35,834)
-----------------------------------------------------------     --------           --------
                                                                  (1,787)           (28,034)
-----------------------------------------------------------     --------           --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS               746            (33,736)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD               1,838             35,670
-----------------------------------------------------------     --------           --------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                  $  2,584           $  1,934
===========================================================     ========           ========


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       GENERAL

         American Health Properties, Inc., a Delaware corporation (the Company, which term refers to the Company and its subsidiaries unless the context otherwise requires), is a self-administered real estate investment trust (REIT) that commenced operations in 1987. The Company has investments in health care properties, including acute care, rehabilitation and psychiatric hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building.

         Distribution of Psychiatric Group Depositary Shares   On July 25, 1995,
the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its Common Stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of Common Stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock, a new series of preferred stock, par value $0.01 per share. The Distribution is designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly traded shares intended to represent those portfolios. In connection with the Distribution, the Company specifically identified or allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's existing Common Stock is intended to reflect the separate financial performance of the Core Group. However, the change in the capital structure of the Company effected by the Distribution does not affect the respective legal title to assets or responsibility for liabilities of the Company, and each holder of Common Stock or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

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

         Interest Paid Interest paid by the Company, net of interest capitalized, was $22,854,000 and $21,057,000 for the nine months ended September 30, 1995 and 1994, respectively. The Company had $53,000 and $883,000 of capitalized interest for the nine months ended September 30, 1995 and 1994, respectively.

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

2.       STOCKHOLDERS' EQUITY

         Core Group Common Stock Offering   Pursuant to a Prospectus dated
September 26, 1995 and a Prospectus Supplement dated October 17, 1995, the Company offered and sold 2,500,000 additional shares of Core Group Common Stock at a price of $21.375 per share. Net proceeds of approximately $50.8 million were received October 23, 1995 upon closing of the offering and were used to pay off the balance outstanding under the Company's revolving credit facility and its $24 million term loan.

         Stock Incentive Plans   Under the terms of the Company's stock
incentive plans, restricted stock awards, stock options and dividend equivalent rights (DERs) have been adjusted to reflect the Distribution. During the nine months ended September 30, 1995, options to purchase 183,537 shares of Core Group Common Stock at a weighted average exercise price of $18.97 per share and 14,859 Core Group restricted stock awards were issued pursuant to the Company's stock incentive plans. Options and related DERs to purchase 14,409 shares of Core Group Common Stock at a weighted average exercise price of $18.92 per share and 12,639 Core Group restricted stock awards were canceled during the nine months ended September 30, 1995. During the nine months ended September 30, 1995, options to purchase 18,354 Psychiatric Group Depositary Shares at a weighted average exercise price of $18.90 per share and 1,486 restricted Psychiatric Group Depositary Share awards were issued pursuant to the Company's stock incentive plans. Options and related DERs to purchase 4,493 shares of Psychiatric Group Depositary Shares at a weighted average exercise price of $17.76 per share and 1,263 restricted Psychiatric Group Depositary Share awards were canceled during the nine months ended September 30, 1995.

3.       COMMITMENTS

         Other Notes Receivable   The Company provides financing at variable
rates to certain psychiatric hospital operators under revolving credit agreements secured by accounts receivable. The aggregate commitment under these credit agreements was $5.7 million at September 30, 1995 of which $1.2 million was unfunded.

         Real Estate Properties The Company has the right to approve capital expenditures at all of its properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. At September 30, 1995, the Company had remaining commitments to fund approximately $7.1 million of capital expenditures pursuant to these rights and obligations. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Company's increased investment.

           As of September 30, 1995, the Company had funded $1.9 million of a $4 million commitment to finance the construction of a 96-bed Alzheimer's care facility in Houston, Texas. The Company will own the facility upon completion in early 1996 and enter into a long-term lease. The facility will be operated by an experienced operator of long-term care facilities.

                        AMERICAN HEALTH PROPERTIES, INC.,

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


           The Company has total commitments of $16.6 million to finance the construction of three separate 80-unit assisted living facilities located in El Paso, Texas ($5.5 million), Odessa, Texas ($5.5 million) and Walla Walla, Washington ($5.6 million). Construction of the facilities will take approximately ten months. The Company will own the facilities upon completion and enter into long-term leases with an experienced operator of assisted living facilities.

4.       PROPERTY SALES AND RESTRUCTURINGS

         In February 1995, the Company sold its Westwood and Pembroke, Massachusetts psychiatric hospital investments. The cash proceeds of $13,825,000 represented payment for the $10,825,000 net book value of the real property and repayment of the $3,000,000 balance outstanding under a revolving credit agreement that had been provided to the operator. The Company's total revenues from these two investments were $412,000 and $2,219,000 for the nine months ended September 30, 1995 and 1994, respectively, and $3,000,000 for the full year in 1994.

         In March 1995, the Company restructured the terms of its two Florida psychiatric hospital investments that were included in a $30 million write-down recorded by the Company in 1994 against its psychiatric portfolio. Pursuant to the restructuring, which was effective January 1, 1995, the annual minimum rental obligation of The Retreat psychiatric hospital in Sunrise, Florida was reduced from $2,359,000 to $1,100,000, and the annual minimum rental obligation of The Manors psychiatric hospital in Tarpon Springs, Florida was reduced from $855,000 to $600,000. As part of the restructuring, The Retreat used an existing $1,000,000 lease reserve fund to pay down outstanding borrowings under a revolving credit agreement provided by the Company, and the maximum amount available for borrowing under the credit agreement was reduced from $2,250,000 to $1,000,000. The Manors used an existing $325,000 lease reserve fund to pay down outstanding borrowings under a $2,000,000 revolving credit agreement provided by the Company.

5.       OTHER EVENTS

In October 1995, the Company received $29.15 million as proceeds from the payoff of its interest in a mortgage loan on a hospital located in Austin, Texas. The proceeds received by the Company represented $26.5 million in principal and a $2.65 million prepayment premium, and were used by the Company to reduce outstanding borrowings under its revolving credit facility.

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

         Distribution of Psychiatric Group Depositary Shares   On July 25, 1995,
the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its Common Stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of Common Stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock, a new series of preferred stock, par value $0.01 per share. The Distribution was designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly traded shares intended to represent those portfolios. In connection with the Distribution, the Company specifically identified or allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's existing Common Stock is intended to reflect the separate financial performance of the Core Group. However, the change in the capital structure of the Company effected by the Distribution does not affect the respective legal title to assets or responsibility for liabilities of the Company, and each holder of Common Stock or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

OPERATING RESULTS

Third Quarter and Year to Date 1995 Compared With 1994

         For the third quarter of 1995, the Company reported net income of $9,884,000 compared with net income of $10,395,000 for the third quarter of 1994. For the nine months ended September 30, 1995, the Company reported net income of $29,096,000 compared with net income of $923,000 for the first nine months of 1994. Net income for the first nine months of 1994 included a $30,000,000 write-down of psychiatric real estate investments as a result of accelerating negative trends in the psychiatric industry. The decrease in net income for the third quarter and, excluding the write-down, the first nine months of 1995 was primarily attributable to a reduction in income due to the sale of three psychiatric properties and the lease restructurings of two psychiatric investments subsequent to the third quarter of 1994. (See the Consolidated Condensed Statement of Operations for the comparative gross and per share amounts of net income or loss attributable to the Core Group Common Stock and the Psychiatric Group Depositary Shares.)

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Rental income was $17,182,000 for the third quarter of 1995, an increase of $149,000 or 1% from $17,033,000 for the third quarter of 1994. Rental income was $50,477,000 for the nine months ended September 30, 1995, an increase of $38,000 or less than 1% from $50,439,000 for the comparable period in 1994. This net increase was primarily attributable to rental income from new properties acquired and various capital additions subsequent to the first quarter of 1994, which was partially offset by a reduction in rental income due to the sale of three psychiatric properties and the lease restructurings of two psychiatric investments. These factors, combined with lower depreciation expense on psychiatric properties written down in June 1994, resulted in a net increase in depreciation and amortization of $351,000 to $3,674,000 for the third quarter of 1995 compared with the third quarter of 1994 and a net increase of $12,000 to $10,667,000 for the nine months ended September 30, 1995 compared with the same period in 1994.

         Mortgage interest income increased $635,000 to $2,079,000 for the third quarter of 1995 from $1,444,000 for the third quarter of 1994. Mortgage interest income for the nine months ended September 30, 1995 increased $684,000 to $5,018,000 from $4,334,000 for the comparable period in 1994. This increase was primarily attributable to the conversion of a construction loan on a hospital located in Austin, Texas to a mortgage loan during the third quarter of 1995. In October 1995, the Company received $29.15 million as proceeds from the payoff of this mortgage loan, which represented $26.5 million in principal and a $2.65 million prepayment premium.

         Additional rental and interest income was $2,769,000 for the third quarter of 1995, an increase of $327,000 or 13% from $2,442,000 for the third quarter of 1994. Additional rental and interest income was $8,122,000 for the nine months ended September 30, 1995, an increase of $957,000 or 13% from $7,165,000 for the comparable period in 1994. This increase was primarily attributable to first-time additional rent from several properties.

         Other interest income decreased $480,000 to $375,000 for the third quarter of 1995 from $855,000 for the third quarter of 1994. This decrease was primarily attributable to the previously mentioned conversion of a construction loan to a mortgage loan in the third quarter of 1995 upon completion of construction. Other interest income for the nine months ended September 30, 1995 decreased $550,000 to $2,492,000 from $3,042,000 for the comparable period in 1994. The first nine months of 1994 included the recognition of $710,000 of fee income related to the prepayment of a construction loan in February 1994. The remaining net increase in other interest income during the first nine months of 1995 resulted from a higher average construction loan balance, which was partially offset by a lower average balance of short-term investments and a lower average balance of borrowings outstanding under revolving credit facilities provided to psychiatric hospital operators.

         Interest expense was $7,126,000 for the third quarter of 1995, an increase of $717,000 or 11% from $6,409,000 for the third quarter of 1994. Interest expense was $20,860,000 for the nine months ended September 30, 1995, an increase of $1,632,000 or 8% from $19,228,000 for the comparable period in 1994. Interest expense increased as a result of higher average bank loan borrowings during the third quarter and first nine months of 1995 and a reduction in capitalized interest in 1995 compared to 1994. This was partially offset by a reduction in interest expense on senior notes payable as a result of a $24 million maturity in May 1995.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         General and administrative expenses increased to $1,664,000 for the third quarter of 1995 from $1,566,000 for the third quarter of 1994. For the first nine months of 1995, general and administrative expenses increased to $4,967,000 from $3,929,000 for the first nine months of 1994. In the second quarter of 1994, the Company reversed $750,000 of a corporate relocation accrual recorded in the fourth quarter of 1993 after the Company decided to maintain its headquarters in Denver, Colorado. The remaining net increase for the third quarter and first nine months of 1995 was primarily attributable to higher expense from the Company's stock incentive plans and costs incurred during the third quarter of 1995 related to financial advisory services provided to the Psychiatric Group by an investment banking firm.

         The $300,000 targeted stock issuance costs was an additional accrual made in the second quarter of 1995 to reflect the increased costs of the Distribution. The increased costs primarily reflect higher legal and accounting fees and printing and shipping costs as a result of the extended filing period.

Future Operating Results

         The operators of most of the Company's facilities derive a substantial percentage of their total revenues from federal and state health care programs such as Medicare and Medicaid and from other third party payors such as private insurance companies, self-insured employers and health maintenance organizations. Such operators are also subject to extensive federal, state and local government regulation relating to their operations, and the Company's facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with mandated procedures, licensure requirements under state law and certification standards under the Medicare and Medicaid programs. A change in reimbursement levels under the Medicare or Medicaid programs, a reduction in reimbursement by other third party payors or an operator's failure to maintain its certification under Medicare or Medicaid programs could adversely affect revenues to the Company's facilities.

         The nature of health care delivery in the United States is currently undergoing change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. A proposed plan to decrease the growth in Medicare spending has recently passed both Houses of Congress. The bill also includes revisions and limits on federal programs providing Medicaid reimbursement to state health care programs. If enacted into law, such a bill may have an adverse impact on the level of funds available in the future to health care facilities. The Company's Board and management are monitoring potential changes closely. The Company believes that these potential changes may pose risks for certain institutions that are unwilling or unable to respond. However, the Company believes that this changing health care environment will provide the Core Group with new opportunities for investment in its current facilities as well as new facilities.

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

         The Company is currently providing financing under revolving credit agreements to the operators of three of its psychiatric hospitals. As of November 10, 1995, outstanding borrowings under such agreements totaled $4,475,000, and the Company has committed to fund an additional $1,225,000 of borrowings upon request, subject to certain conditions. These borrowings, which are secured by accounts receivable and certain personal property and which contain events of default that would be triggered by defaults under the lease relating to the relevant psychiatric hospital, are the primary source of financing for these operators' operating and capital needs. These psychiatric hospitals have, from time to time, been unable to generate sufficient cash flow for working capital and the development of new programs. In certain cases, these psychiatric hospitals have not been able to pay down the outstanding borrowings under the revolving credit agreements provided by the Company or to secure replacement financing from third-party lenders. To the extent the psychiatric hospitals have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's board of directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then existing policies), although the Company's board of directors is under no obligation to do so.

         The Company is currently discussing with the operator of the two Four Winds psychiatric hospitals in New York possible alternatives for creating additional available capital for the development and expansion of the hospitals' programs, including the release of certain collateral securing the Company's mortgage loan investments, which were $37.9 million at September 30, 1995. The Company is currently reviewing the operator's plan for these new programs which are intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the State of New York.

         The Company has received information from the operator of its two psychiatric hospitals in Florida regarding wide-ranging objections by several large insurance companies and other payors with respect to claims presented for services rendered. There have also been a series of negative stories in the national media and the local press in Florida on psychiatric care provided in Florida, including criticism of admissions policies and practice patterns at psychiatric hospitals in the state generally, and at these two facilities. There have been legislative hearings in Florida on these issues, and the Company believes that regulatory investigations are being conducted. At this time both of these facilities remain current on their rent and interest obligations to the Company, and the Company is continuing to monitor this situation closely.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         In September 1995, the Company retained an investment banking firm for an initial one year period to provide a broad range of financial advisory services to the Psychiatric Group. These services are expected to include supplemental monitoring of the performance of individual assets, assistance in potential sales or restructurings of particular investments and continuing assessments of available strategic alternatives for the portfolio.

         In 1992, the Company recorded a $45,000,000 write-down of its investments in two psychiatric hospitals and restructured the payment obligations of these two facilities. In addition, at June 30, 1994, in view of negative trends that caused declining cash flow at a number of the psychiatric hospitals, the Company recorded a $30,000,000 write-down of its investments in the psychiatric hospitals. Although management believes that the recorded investments in psychiatric hospitals are realizable, if the cash flow at the psychiatric hospitals continues to decline, the Company may be required to further restructure payment obligations or make additional write-downs of the value of its investments in the psychiatric hospitals. In July 1994, the Company announced its intention to pursue alternatives for the psychiatric portfolio including selected sales of hospitals to operators or other parties, restructuring of financial obligations or other approaches that might allow the effective separation of these assets from the Company's core portfolio of acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building. As part of this initiative, the Company sold its psychiatric property in Torrance, California in October 1994 for $5,772,000 in cash (at net book value), sold two of its psychiatric properties in Massachusetts in February 1995 for $13,825,000 in cash (at net book value), restructured the leases and revolving credit agreements of its two Florida psychiatric investments in March 1995 and has issued the Psychiatric Group Depositary Shares.

         Additional rental income and interest income from the Company's existing investments will be affected by changes in the revenues of the underlying business operations upon which such income is based. The Company's acute care investments accounted for 87% of net additional rental and interest income for the first nine months of 1995, while rehabilitation and psychiatric investments accounted for 6% and 7%, respectively. Historically, a substantial portion of the Company's additional rental and interest income has been attributable to six of the Company's original acute care properties (the "Original Properties"). With the significant revenue growth at a majority of the Original Properties in recent years, two properties had reached the additional rent transition point at the end of 1994 and it is anticipated that other properties may do so over the next few years. The Company's revenue participation rate for the six Original Properties declines from 5% to 1% when the additional rent transition point is reached. At December 31, 1994, the amount of potential additional rent at the 5% revenue participation rate for the six Original Properties was approximately $2.8 million per annum.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of November 10, 1995, the Company had commitments of $22.6 million to fund construction obligations and capital expenditures over approximately the next ten months. Aggregate unfunded commitments under revolving credit agreements provided to facility operators totaled $1.2 million as of November 10 , 1995.

         The Company has recently increased its liquidity and enhanced its financial flexibility. On October 11, 1995, the Company received $29.15 million as proceeds from the payoff of its interest in a mortgage loan. On October 23, 1995, the Company completed an offering of 2,500,000 additional shares of Core Group Common Stock resulting in net proceeds of $50.8 million. Proceeds from the mortgage loan payoff and equity offering were used to pay off the outstanding balance under the Company's revolving credit facility and its $24 million term loan. The Company has a $100 million unsecured revolving credit facility which matures on December 31, 1996. As of November 10, 1995, the Company had no outstanding borrowings under its revolving credit facility and had $4.9 million in cash and short-term investments. The Company's total indebtedness as of November 10, 1995 was $207.3 million. The Company will utilize its revolving credit facility to fund its commitments and future acquisitions. Although the Company does not have any current intention to borrow beyond the Company's revolving credit line, the Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

              AMERICAN HEALTH PROPERTIES, INC.

        CORE GROUP COMBINED CONDENSED BALANCE SHEETS

                       (In thousands)


                                                          September 30,       December 31,
                                                                   1995               1994
------------------------------------------------------    -------------       ------------

ASSETS                                                      (Unaudited)
Real estate investments
    Real property and mortgage notes                        $ 593,788           $ 528,291
    Construction loan and investments                           2,277              21,383
    Accumulated depreciation                                  (74,999)            (65,042)
                                                            ---------           ---------
                                                              521,066             484,632
Financing leases                                                6,271               3,816
Revolving loan to Psychiatric Group                             5,180               9,428
Fixed rate loan to Psychiatric Group                            9,175              20,000
Other assets                                                    9,079               8,972
Cash and short-term investments                                 2,584               1,838
------------------------------------------------------      ---------           ---------
                                                            $ 553,355           $ 528,686
======================================================      =========           =========

ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY

Bank loans payable                                          $  73,000           $  14,500
Notes and bonds payable                                       207,323             231,163
Accounts payable and accrued liabilities                        5,629               9,480
Dividends payable                                              10,322              10,112
Deferred income                                                 4,247               4,232
------------------------------------------------------      ---------           ---------
                                                              300,521             269,487
------------------------------------------------------      ---------           ---------

Commitments and contingencies

Total Attributed Core Group Equity                            252,834             259,199
------------------------------------------------------      ---------           ---------
                                                            $ 553,355           $ 528,686
======================================================      =========           =========


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.
             CORE GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)


                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                            --------------------------------    -------------------------------
                                                   1995             1994             1995             1994
----------------------------------------        -------          -------          -------          -------
REVENUES

Rental income                                   $16,501          $14,942          $48,105          $44,166
Mortgage interest income                            609               --              609               --
Additional rental income                          2,543            2,207            7,570            6,660
Other interest income                               218              574            1,959            2,293
Interest on loans to Psychiatric Group              433            1,047            1,602            3,124
----------------------------------------        -------          -------          -------          -------
                                                 20,304           18,770           59,845           56,243
----------------------------------------        -------          -------          -------          -------

EXPENSES

Depreciation and amortization                     3,488            3,088           10,051            9,078
Interest expense                                  7,126            6,409           20,860           19,228
General and administrative                        1,398            1,273            4,298            3,211
----------------------------------------        -------          -------          -------          -------
                                                 12,012           10,770           35,209           31,517
----------------------------------------        -------          -------          -------          -------
Minority interest                                    57               81              219              245
----------------------------------------        -------          -------          -------          -------

Net Income                                      $ 8,235          $ 7,919          $24,417          $24,481
========================================        =======          =======          =======          =======

Net Income Per Share                            $  0.39          $  0.38          $  1.17          $  1.17
========================================        =======          =======          =======          =======

Weighted Average Shares Outstanding              20,920           20,872           20,911           20,848
========================================        =======          =======          =======          =======

Cash Dividends Per Share                        $ 0.495          $ 0.475          $ 1.485          $ 1.399
========================================        =======          =======          =======          =======


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

             CORE GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (In thousands)

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                    1995               1994
----------------------------------------------------------      --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $ 24,417           $ 24,481
Depreciation, amortization and other non-cash items               11,694             10,488
Deferred income                                                     (205)               468
Change in other assets                                              (479)               (13)
Change in accounts payable and accrued liabilities                (4,092)            (4,979)
----------------------------------------------------------      --------           --------
                                                                  31,335             30,445
----------------------------------------------------------      --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties           (41,256)           (38,166)
Construction loan fundings                                        (5,136)           (20,690)
Construction loan paid                                                --             16,836
Direct financing leases                                           (2,455)            (1,191)
Paydowns on revolving loan to Psychiatric Group                    4,082                658
Paydowns on fixed rate loan to Psychiatric Group                  10,825                272
Administrative capital expenditures                                  (95)               (79)
----------------------------------------------------------      --------           --------
                                                                 (34,035)           (42,360)
----------------------------------------------------------      --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                       58,500             20,500
Principal payments on notes payable                              (24,000)                --
Principal payments on mortgages                                       --            (14,468)
Financing costs paid                                                (276)              (195)
Proceeds from exercise of stock options                               --              1,691
Dividends paid                                                   (30,778)           (29,349)
----------------------------------------------------------      --------           --------
                                                                   3,446            (21,821)
----------------------------------------------------------      --------           --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS               746            (33,736)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD               1,838             35,670
----------------------------------------------------------      --------           --------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                  $  2,584           $  1,934
==========================================================      ========           ========




   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

           NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       GENERAL

         Distribution of Psychiatric Group Depositary Shares and Basis of
Presentation   American Health Properties, Inc., a Delaware corporation (the
Company, which term refers to the Company and its subsidiaries unless the context otherwise requires), is a self-administered real estate investment trust
(REIT) that commenced operations in 1987. The Company has investments in health care properties, including acute care, rehabilitation and psychiatric hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building. On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its Common Stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of Common Stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock, a new series of preferred stock, par value $0.01 per share. The Distribution was designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly traded shares intended to represent those portfolios. In connection with the Distribution, the Company specifically identified or allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group, as more fully described below. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's existing Common Stock is intended to reflect the separate financial performance of the Core Group.

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

         The financial statements of the Core Group include the financial position, results of operations and cash flows of the Company's core investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building, an allocated portion of the Company's general and administrative expense, all corporate assets and liabilities and related transactions associated with the ongoing operations of the Company which are not separately identified with either operating group, an attributed amount of inter-Group loans receivable from the Psychiatric Group and an attributed amount of the Company's stockholders' equity. For purposes of computing per share data for periods prior to the actual Distribution, the number of shares of Core Group Common Stock are assumed to be the same as the corresponding number of shares of the Company's common stock prior to the Distribution. The Core Group financial statements are prepared using the amounts included in the Company's consolidated financial statements.

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

         Each holder of Core Group Common Stock or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to risks associated with an investment in the Company and all of its businesses, assets and liabilities. Financial effects arising from one Group that affect the Company's consolidated results of operations, financial condition or borrowing costs can affect the results of operations, financial condition or borrowing costs of the other Group. Net losses of either Group, as well as dividends and distributions on, and repurchases of, Core Group Common Stock or Psychiatric Group Depositary Shares will reduce the funds of the Company legally available for dividends on both the Core Group Common Stock and Psychiatric Group Depositary Shares. Furthermore, fundamental changes in the psychiatric industry continue to negatively impact the facility specific operating cash flow at the Psychiatric Group hospitals. Accordingly, the Core Group's financial statements should be read in conjunction with the Company's consolidated financial statements and the financial statements of the Psychiatric Group.

         These financial statements include the accounts of the Core Group business. The Core Group and the Psychiatric Group financial statements, taken together, comprise all of the accounts included in the Company's consolidated financial statements.

         Interest Paid Interest paid by the Core Group, net of interest capitalized, was $22,854,000 and $21,057,000 for the nine months ended September 30, 1995 and 1994, respectively. The Core Group had $53,000 and $883,000 of capitalized interest for the nine months ended September 30, 1995 and 1994, respectively.

2.       STOCKHOLDERS' EQUITY

         Core Group Common Stock Offering Pursuant to a Prospectus dated September 26, 1995 and a Prospectus Supplement dated October 17, 1995, the Company offered and sold 2,500,000 additional shares of Core Group Common Stock at a price of $21.375 per share. Net proceeds of approximately $50.8 million were received October 23, 1995 upon closing of the offering and were used to pay off the balance outstanding under the Company's revolving credit facility and its $24 million term loan.

                        AMERICAN HEALTH PROPERTIES, INC.

           NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         Stock Incentive Plans Under the terms of the Company's stock incentive plans, restricted stock awards, stock options and dividend equivalent rights
(DERs) have been adjusted to reflect the Distribution. During the nine months ended September 30, 1995, options to purchase 183,537 shares of Core Group Common Stock at a weighted average exercise price of $18.97 per share and 14,859 Core Group restricted stock awards were issued pursuant to the Company's stock incentive plans. Options and related DERs to purchase 14,409 shares of Core Group Common Stock at a weighted average exercise price of $18.92 per share and 12,639 Core Group restricted stock awards were canceled during the nine months ended September 30, 1995.

         Dividends A quarterly dividend of $.495 per share of Core Group Common Stock was declared by the Company's board of directors on October 13, 1995, payable on November 10, 1995 to shareholders of record on October 27, 1995. The aggregate amount of this Core Group dividend payable of $10,322,000 has been recorded in the accompanying financial statements as of September 30, 1995.

3.       COMMITMENTS

         Inter-Group Loans Repayment of inter-Group loans by the Psychiatric Group is dependent upon the amount and timing of sales of the Psychiatric Group's assets and paydowns received by the Psychiatric Group on borrowings provided to psychiatric hospital operators under revolving credit agreements. In the first quarter of 1995, the Core Group received $15,150,000 in inter-Group loan repayments from the Psychiatric Group as a result of such asset sales and operator borrowing paydowns. The Company's board of directors has established certain management policies relating to the Core Group's inter-Group loans to the Psychiatric Group. Under these policies, which may be modified or rescinded in the sole discretion of the Company's board of directors, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group will be limited to a maximum of $8,750,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar with any permanent repayment in the future of borrowings under revolving credit agreements provided to Psychiatric Group hospital operators. Under management policies currently in effect, the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000, and except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced by the Core Group to the Psychiatric Group.

         Real Estate Properties The Core Group has the right to approve capital expenditures at all of its properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. At September 30, 1995, the Core Group had remaining commitments to fund approximately $7.1 million of capital expenditures pursuant to these rights and obligations. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Core Group's increased investment.

         As of September 30, 1995, the Core Group had funded $1.9 million of a $4 million commitment to finance the construction of a 96-bed Alzheimer's care facility in Houston, Texas. The Core Group will own the facility upon completion in early 1996 and enter into a long-term lease. The facility will be operated by an experienced operator of long-term care facilities.

                        AMERICAN HEALTH PROPERTIES, INC.

           NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         The Core Group has total commitments of $16.6 million to finance the construction of three separate 80-unit assisted living facilities located in El Paso, Texas ($5.5 million), Odessa, Texas ($5.5 million) and Walla Walla, Washington ($5.6 million). Construction of the facilities will take approximately ten months. The Core Group will own the facilities upon completion and enter into long-term leases with an experienced operator of assisted living facilities.

4.       OTHER EVENTS

         In October 1995, the Core Group received $29.15 million as proceeds from the payoff of its interest in a mortgage loan on a hospital located in Austin, Texas. The proceeds received by the Core Group represented $26.5 million in principal and a $2.65 million prepayment premium, and were used to reduce outstanding borrowings under the Company's revolving credit facility.

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

OPERATING RESULTS

Third Quarter and Year to Date 1995 Compared With 1994

         For the third quarter of 1995, the Core Group reported net income of $8,235,000 or $.39 per share compared with net income of $7,919,000 or $.38 per share for the third quarter of 1994. For the nine months ended September 30, 1995, the Core Group reported net income of $24,417,000 or $1.17 per share compared with net income of $24,481,000 or $1.17 per share for the first nine months of 1994.

         Rental income was $16,501,000 for the third quarter of 1995, an increase of $1,559,000 or 10% from $14,942,000 for the third quarter of 1994. Rental income was $48,105,000 for the nine months ended September 30, 1995, an increase of $3,939,000 or 9% from $44,166,000 for the comparable period in 1994. This increase was primarily attributable to rental income from new properties acquired and various capital additions subsequent to the first quarter of 1994. These property additions also resulted in an increase in depreciation and amortization of $400,000 to $3,488,000 for the third quarter of 1995 compared with the third quarter of 1994 and an increase of $973,000 to $10,051,000 for the nine months ended September 30, 1995 compared with the same period in 1994.

         Mortgage interest income for the third quarter and first nine months of 1995 was $609,000 compared to $0 for the same periods in 1994. This increase was attributable to the conversion of a construction loan on a hospital located in Austin, Texas to a mortgage loan during the third quarter of 1995. In October 1995, the Core Group received $29.15 million as proceeds from the payoff of this mortgage loan, which represented $26.5 million in principal and a $2.65 million prepayment premium.

         Additional rental income was $2,543,000 for the third quarter of 1995, an increase of $336,000 or 15% from $2,207,000 for the third quarter of 1994. Additional rental income was $7,570,000 for the nine months ended September 30, 1995, an increase of $910,000 or 14% from $6,660,000 for the comparable period in 1994. This increase was primarily attributable to first-time additional rent from several properties.

         Other interest income decreased $356,000 to $218,000 for the third quarter of 1995 from $574,000 for the third quarter of 1994. This decrease was primarily attributable to the previously mentioned conversion of a construction loan to a mortgage loan in the third quarter of 1995 upon completion of construction. Other interest income decreased $334,000 to $1,959,000 for the nine months ended September 30, 1995 from $2,293,000 for the same period in 1994. The first nine months of 1994 included the recognition of $710,000 of fee income related to the prepayment of a construction loan in February 1994. The remaining net increase in other interest income during the first nine months of 1995 resulted from a higher average construction loan balance, which was partially offset by a lower average balance of short-term investments.

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Interest income on inter-Group loans to the Psychiatric Group was $433,000 for the third quarter of 1995, a decrease of $614,000 or 59% from $1,047,000 for the third quarter of 1994. Interest income on inter-Group loans to the Psychiatric Group was $1,602,000 for the nine months ended September, 30, 1995, a decrease of $1,522,000 or 49% from $3,124,000 for the comparable period in 1994. The decrease reflects a lower average balance outstanding on loans to the Psychiatric Group, which is primarily attributable to $15,150,000 of repayments by the Psychiatric Group from the proceeds of asset sales and the paydown of borrowings under revolving credit agreements provided to Psychiatric Group hospital operators.

         Interest expense was $7,126,000 for the third quarter of 1995, an increase of $717,000 or 11% from $6,409,000 for the third quarter of 1994. Interest expense was $20,860,000 for the nine months ended September 30, 1995, an increase of $1,632,000 or 8% from $19,228,000 for the comparable period in 1994. Interest expense increased as a result of higher average bank loan borrowings during the third quarter and first nine months of 1995 and a reduction in capitalized interest in 1995 compared to 1994. This was partially offset by a reduction in interest expense on senior notes payable as a result of a $24 million maturity in May 1995.

         General and administrative expenses increased to $1,398,000 for the third quarter of 1995 from $1,273,000 for the third quarter of 1994. For the first nine months of 1995, general and administrative expenses increased to $4,298,000 from $3,211,000 for the first nine months of 1994. This variation was attributable to an increase in the Company's consolidated general and administrative expenses which are allocated between the Core Group and Psychiatric Group primarily based on revenues, and an increase in Core Group revenues relative to the Company's consolidated revenues. In the second quarter of 1994, the Company reversed $750,000 of a corporate relocation accrual recorded in the fourth quarter of 1993 after the Company decided to maintain its headquarters in Denver, Colorado. The remaining net increase in the Company's consolidated general and administrative expenses for the third quarter and first nine months of 1995 was primarily attributable to higher expense from the Company's stock incentive plans.

Future Operating Results

         The operators of most of the Company's facilities derive a substantial percentage of their total revenues from federal and state health care programs such as Medicare and Medicaid and from other third party payors such as private insurance companies, self-insured employers and health maintenance organizations. Such operators are also subject to extensive federal, state and local government regulation relating to their operations, and the Company's facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with mandated procedures, licensure requirements under state law and certification standards under the Medicare and Medicaid programs. A change in reimbursement levels under the Medicare or Medicaid programs, a reduction in reimbursement by other third party payors or an operator's failure to maintain its certification under Medicare or Medicaid programs could adversely affect revenues to the Company's facilities.

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The nature of health care delivery in the United States is currently undergoing change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. A proposed plan to decrease the growth in Medicare spending has recently passed both Houses of Congress. The bill also includes revisions and limits on federal programs providing Medicaid reimbursement to state health care programs. If enacted into law, such a bill may have an adverse impact on the level of funds available in the future to health care facilities. The Company's Board and management are monitoring potential changes closely. The Company believes that these potential changes may pose risks for certain institutions that are unwilling or unable to respond. However, the Company believes that this changing health care environment will provide the Core Group with new opportunities for investment in its current facilities as well as new facilities.

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

         Additional rental income from the Core Group's existing investments will be affected by changes in the revenues of the underlying business operations upon which such income is based. The Core Group's acute care investments accounted for 94% of net additional rental income for the first nine months of 1995, while rehabilitation investments accounted for 6%. Historically, a substantial portion of the Core Group's additional rental income has been attributable to six of the Core Group's original acute care properties (the "Original Properties"). With the significant revenue growth at a majority of the Original Properties in recent years, two properties had reached the additional rent transition point at the end of 1994 and it is anticipated that other properties may do so over the next few years. The Core Group's revenue participation rate for the six Original Properties declines from 5% to 1% when the additional rent transition point is reached. At December 31, 1994, the amount of potential additional rent at the 5% revenue participation rate for the six Original Properties was approximately $2.8 million per annum.

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

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1995, the Core Group had $5,180,000 outstanding under its revolving inter-Group loan to the Psychiatric Group. Under management policies currently in effect, the Core Group may provide the Psychiatric Group with revolving inter-Group loans of up to $8,750,000.

         As of November 10, 1995, the Core Group had commitments of $22.6 million to fund construction obligations and capital expenditures over approximately the next ten months.

         The Company has recently increased its liquidity and enhanced its financial flexibility. On October 11, 1995, the Company's Core Group received $29.15 million as proceeds from the payoff of its interest in a mortgage loan. On October 23, 1995, the Company completed an offering of 2,500,000 additional shares of Core Group Common Stock resulting in net proceeds of $50.8 million. Proceeds from the mortgage loan payoff and equity offering were used to pay off the outstanding balance under the Company's revolving credit facility and its $24 million term loan. The Company has a $100 million unsecured revolving credit facility which matures on December 31, 1996. As of November 10, 1995, the Company had no outstanding borrowings under its revolving credit facility and had $4.9 million in cash and short-term investments. The Company's total indebtedness as of November 10, 1995 was $207.3 million. The Company will utilize its revolving credit facility to fund its Core Group commitments and future acquisitions. Although the Company does not have any current intention to borrow beyond the Company's revolving credit line, the Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.

               PSYCHIATRIC GROUP COMBINED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                          September 30,      December 31,
                                                                1995               1994
-----------------------------------------------------     ------------       -----------
ASSETS                                                             (Unaudited)
Real estate investments
    Real property and mortgage notes                        $ 62,827           $ 75,579
    Accumulated depreciation                                  (3,758)            (5,575)
                                                            --------           --------
                                                              59,069             70,004
Other notes receivable                                         4,964              9,428
Other assets                                                     590                813
------------------------------------------------------      --------           --------

                                                            $ 64,623           $ 80,245
------------------------------------------------------      --------           --------

ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Revolving loan from Core Group                              $  5,180           $  9,428
Fixed rate loan from Core Group                                9,175             20,000
Accounts payable and accrued liabilities                         415                188
Dividends payable                                              1,668              1,877
Deferred income                                                  198                450
------------------------------------------------------      --------           --------
                                                              16,636             31,943
------------------------------------------------------      --------           --------

Commitments and contingencies

Total Attributed Psychiatric Group Equity                     47,987             48,302
------------------------------------------------------      --------           --------
                                                            $ 64,623           $ 80,245
------------------------------------------------------      --------           --------


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.
          PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                             --------------------------------    -------------------------------
                                                    1995              1994              1995              1994
-----------------------------------------       --------          --------          --------          --------
REVENUES
Rental income                                   $    681          $  2,091          $  2,372          $  6,273
Mortgage interest income                           1,470             1,444             4,409             4,334
Additional rental and interest income                226               235               552               505
Other interest income                                157               281               533               749
-----------------------------------------       --------          --------          --------          --------
                                                   2,534             4,051             7,866            11,861
-----------------------------------------       --------          --------          --------          --------
EXPENSES
Depreciation and amortization                        186               235               616             1,577
Interest on loans from Core Group                    433             1,047             1,602             3,124
General and administrative                           266               293               669               718
Targeted stock issuance costs                       --                --                 300              --
Write-down of real estate investments               --                --                --              30,000
-----------------------------------------       --------          --------          --------          --------
                                                     885             1,575             3,187            35,419
-----------------------------------------       --------          --------          --------          --------

NET INCOME (LOSS)                               $  1,649          $  2,476          $  4,679          $(23,558)
-----------------------------------------       --------          --------          --------          --------

NET INCOME (LOSS) PER DEPOSITARY SHARE          $   0.79          $   1.19          $   2.24          $ (11.30)
-----------------------------------------       --------          --------          --------          --------
WEIGHTED AVERAGE
    DEPOSITARY SHARES OUTSTANDING                  2,091             2,087             2,091             2,085
-----------------------------------------       --------          --------          --------          --------

CASH DIVIDENDS PER DEPOSITARY SHARE             $   0.80          $   1.00          $   2.40          $   3.26
-----------------------------------------       --------          --------          --------          --------


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

          PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                    1995               1994
-----------------------------------------------------------     --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                               $  4,679           $(23,558)
Depreciation, amortization and other non-cash items                  716              1,627
Deferred income                                                      (22)               (53)
Write-down of real estate investments                               --               30,000
Change in other assets                                               170                 18
Change in accounts payable and accrued liabilities                    (9)               (17)
-----------------------------------------------------------     --------           --------
                                                                   5,534              8,017
-----------------------------------------------------------     --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties              (693)              --
Proceeds from sale of properties                                  10,825               --
Principal payments on mortgage notes receivable                       10               --
Other notes receivable                                             4,464               (874)
-----------------------------------------------------------     --------           --------
                                                                  14,606               (874)
-----------------------------------------------------------     --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving loan from Core Group                        (4,082)              (658)
Payments on fixed rate loan from Core Group                      (10,825)              (272)
Proceeds from exercise of stock options                             --                  272
Cash paid in lieu of fractional shares                               (18)              --
Dividends paid                                                    (5,215)            (6,485)
-----------------------------------------------------------     --------           --------
                                                                 (20,140)            (7,143)
-----------------------------------------------------------     --------           --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS              --                 --
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                --                 --
-----------------------------------------------------------     --------           --------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                  $   --             $   --
-----------------------------------------------------------     --------           --------


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       GENERAL

         Distribution of Psychiatric Group Depositary Shares and Basis of Presentation American Health Properties, Inc., a Delaware corporation (the Company, which term refers to the Company and its subsidiaries unless the context otherwise requires), is a self-administered real estate investment trust
(REIT) that commenced operations in 1987. The Company has investments in health care properties, including acute care, rehabilitation and psychiatric hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building. On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its Common Stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of Common Stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock, a new series of preferred stock, par value $0.01 per share. The Distribution was designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly traded shares intended to represent those portfolios. In connection with the Distribution, the Company specifically identified or allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Psychiatric Group and Core Group, as more fully described below. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's existing Common Stock is intended to reflect the separate financial performance of the Core Group.

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

         Each holder of Psychiatric Group Depositary Shares or Core Group Common Stock is a holder of an issue of capital stock of the entire Company and is subject to risks associated with an investment in the Company and all of its businesses, assets and liabilities. Financial effects arising from one Group that affect the Company's consolidated results of operations, financial condition or borrowing costs can affect the results of operations, financial condition or borrowing costs of the other Group. In addition, net losses of either Group, as well as dividends and distributions on, and repurchases of, Psychiatric Group Depositary Shares or Core Group Common Stock will reduce the funds of the Company legally available for dividends on both the Psychiatric Group Depositary Shares and Core Group Common Stock. Accordingly, the Psychiatric Group's financial statements should be read in conjunction with the Company's consolidated financial statements and the financial statements of the Core Group.

         These financial statements include the accounts of the Psychiatric Group business. The Psychiatric Group and the Core Group financial statements, taken together, comprise all of the accounts included in the Company's consolidated financial statements.

         Interest Paid Interest paid by the Psychiatric Group on inter-Group loans from the Core Group was $1,602,000 and $3,124,000 for the nine months ended September 30, 1995 and 1994, respectively.

2.       DEBT

         Inter-Group Loans Repayment of inter-Group loans from the Core Group is dependent upon the amount and timing of sales of the Psychiatric Group's assets and paydowns received by the Psychiatric Group on borrowings provided to psychiatric hospital operators under revolving credit agreements. In the first quarter of 1995, the Psychiatric Group made $15,150,000 in inter-Group loan repayments to the Core Group as a result of such asset sales and operator borrowing paydowns. The Company's board of directors has established certain management policies relating to the Psychiatric Group's inter-Group loans from the Core Group. Under these policies, which may be modified or rescinded in the sole discretion of the Company's board of directors, the aggregate revolving inter-Group loans owed to the Core Group by the Psychiatric Group will be limited to a maximum of $8,750,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar with any permanent repayment in the future of borrowings under revolving credit agreements provided to Psychiatric Group hospital operators. Under management policies currently in effect, the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000, and except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced to the Psychiatric Group by the Core Group.

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

3.       STOCKHOLDERS' EQUITY

         Stock Incentive Plans Under the terms of the Company's stock incentive plans, restricted stock awards, stock options and dividend equivalent rights
(DERs) have been adjusted to reflect the Distribution. During the nine months ended September 30, 1995, options to purchase 18,354 Psychiatric Group Depositary Shares at a weighted average exercise price of $18.90 per share and 1,486 restricted Psychiatric Group Depositary Share awards were issued pursuant to the Company's stock incentive plans. Options and related DERs to purchase 4,493 shares of Psychiatric Group Depositary Shares at a weighted average exercise price of $17.76 per share and 1,263 restricted Psychiatric Group Depositary Share awards were canceled during the nine months ended September 30, 1995.

         Dividends A quarterly dividend of $.80 per Psychiatric Group Depositary Share was declared by the Company's board of directors on October 13, 1995, payable on November 10, 1995 to shareholders of record on October 27, 1995. The aggregate amount of this Psychiatric Group dividend payable of $1,668,000 has been recorded in the accompanying financial statements as of September 30, 1995.

4.       COMMITMENTS

         Other Notes Receivable The Psychiatric Group provides financing at variable rates to certain psychiatric hospital operators under revolving credit agreements secured by accounts receivable. The aggregate commitment under these credit agreements was $5.7 million at September 30, 1995 of which $1.2 million was unfunded.

         Real Estate Properties The Psychiatric Group has the right to approve capital expenditures at all of its properties and the option to fund certain capital expenditures on terms comparable to the original investment. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Psychiatric Group's increased investment. The Psychiatric Group had no commitments to fund such capital expenditures at September 30, 1995.

5.       PROPERTY SALES AND RESTRUCTURINGS

         In February 1995, the Psychiatric Group sold its Westwood and Pembroke, Massachusetts psychiatric hospital investments. The cash proceeds of $13,825,000 represented payment for the $10,825,000 net book value of the real property and repayment of the $3,000,000 balance outstanding under a revolving credit agreement that had been provided to the operator. The Psychiatric Group applied $10,825,000 of the cash proceeds to pay down its fixed rate inter-Group loan from the Core Group and applied $3,000,000 of the cash proceeds to pay down its revolving inter-Group loan from the Core Group. The Psychiatric Group's total revenues from these two investments were $412,000 and $2,219,000 for the nine months ended September 30, 1995 and 1994, respectively, and $3,000,000 for the full year in 1994.

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         In March 1995, the Psychiatric Group restructured the terms of its two Florida psychiatric hospital investments that were included in a $30 million write-down recorded by the Psychiatric Group in 1994 against its psychiatric portfolio. Pursuant to the restructuring, which was effective January 1, 1995, the annual minimum rental obligation of The Retreat psychiatric hospital in Sunrise, Florida was reduced from $2,359,000 to $1,100,000, and the annual minimum rental obligation of The Manors psychiatric hospital in Tarpon Springs, Florida was reduced from $855,000 to $600,000. As part of the restructuring, The Retreat used an existing $1,000,000 lease reserve fund to pay down outstanding borrowings under a revolving credit agreement provided by the Psychiatric Group, and the maximum amount available for borrowing under the credit agreement was reduced from $2,250,000 to $1,000,000. The Manors used an existing $325,000 lease reserve fund to pay down outstanding borrowings under a $2,000,000 revolving credit agreement provided by the Psychiatric Group. The payments received by the Psychiatric Group were used to pay down its revolving inter-Group loan from the Core Group.

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

OPERATING RESULTS

Third Quarter and Year to Date 1995 Compared With 1994

         For the third quarter of 1995, the Psychiatric Group reported net income of $1,649,000 or $.79 per share compared with net income of $2,476,000 or $1.19 per share for the third quarter of 1994. For the nine months ended September 30, 1995, the Psychiatric Group reported net income of $4,679,000 or $2.24 per share compared with a net loss of ($23,558,000) or ($11.30) per share for the first nine months of 1994. The net loss for the first nine months of 1994 included a write-down of psychiatric real estate investments of $30,000,000, or ($14.39) per share as a result of accelerating negative trends in the psychiatric industry. The decrease in net income for the third quarter and, excluding the write-down, the first nine months of 1995 was primarily attributable to a reduction in income due to the sale of three psychiatric properties and the lease restructurings of two psychiatric investments subsequent to the third quarter of 1994.

         Rental income was $681,000 for the third quarter of 1995, a decrease of $1,410,000 or 67% from $2,091,000 for the third quarter of 1994. Rental income was $2,372,000 for the nine months ended September 30, 1995, a decrease of $3,901,000 or 62% from $6,273,000 for the comparable period in 1994. This decrease was primarily attributable to a reduction in rental income due to the sale of three psychiatric properties and the lease restructurings of two psychiatric investments. The property sales, together with lower depreciation expense on psychiatric properties written down in June 1994, resulted in a decrease in depreciation and amortization of $49,000 to $186,000 for the third quarter of 1995 compared with the third quarter of 1994 and a decrease of $961,000 to $616,000 for the nine months ended September 30, 1995 compared with the same period in 1994.

         Additional rental and interest income was $226,000 for the third quarter of 1995, a decrease of $9,000 from $235,000 for the third quarter of 1994. Additional rental and interest income was $552,000 for the nine months ended September 30, 1995, an increase of $47,000 from $505,000 for the comparable period in 1994. These differences are attributable to variations in revenues upon which such additional rent and interest is based.

         Other interest income decreased $124,000 to $157,000 for the third quarter of 1995 from $281,000 for the third quarter of 1994. Other interest income decreased $216,000 to $533,000 for the nine months ended September 30, 1995 from $749,000 for the same period in 1994. The decrease is primarily attributable to lower average borrowings under revolving credit agreements provided to psychiatric hospital operators as a result of the sale of two psychiatric properties and the lease restructurings of two psychiatric investments.

                        AMERICAN HEALTH PROPERTIES, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Interest expense on inter-Group loans from the Core Group was $433,000 for the third quarter of 1995, a decrease of $614,000 or 59% from $1,047,000 for the third quarter of 1994. Interest expense on inter-Group loans from the Core Group was $1,602,000 for the nine months ended September 30, 1995, a decrease of $1,522,000 or 49% from $3,124,000 for the comparable period in 1994. The decrease reflects a lower average balance outstanding on loans from the Core Group, which is primarily attributable to $15,150,000 of repayments to the Core Group from the proceeds of the previously mentioned property sales and restructurings.

         The $300,000 targeted stock issuance costs was an additional accrual made in the second quarter of 1995 to reflect the increased costs of the Distribution. The increased costs primarily reflect higher legal and accounting fees and printing and shipping costs as a result of the extended filing period.

Future Operating Results

         The operators of most of the Company's facilities derive a substantial percentage of their total revenues from federal and state health care programs such as Medicare and Medicaid and from other third party payors such as private insurance companies, self-insured employers and health maintenance organizations. Such operators are also subject to extensive federal, state and local government regulation relating to their operations, and the Company's facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with mandated procedures, licensure requirements under state law and certification standards under the Medicare and Medicaid programs. A change in reimbursement levels under the Medicare or Medicaid programs, a reduction in reimbursement by other third party payors or an operator's failure to maintain its certification under Medicare or Medicaid programs could adversely affect revenues to the Company's facilities.

         The nature of health care delivery in the United States is currently undergoing change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. A proposed plan to decrease the growth in Medicare spending has recently passed both Houses of Congress. The bill also includes revisions and limits on federal programs providing Medicaid reimbursement to state health care programs. If enacted into law, such a bill may have an adverse impact on the level of funds available in the future to health care facilities. The Company's Board and management are monitoring potential changes closely. The Company believes that these potential changes may pose risks for certain institutions that are unwilling or unable to respond.

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

         The Psychiatric Group is currently providing financing under revolving credit agreements to the operators of three of its psychiatric hospitals. As of November 10, 1995, outstanding borrowings under such agreements totaled $4,475,000, and the Psychiatric Group has committed to fund an additional $1,225,000 of borrowings upon request, subject to certain conditions. These borrowings, which are secured by accounts receivable and certain personal property and which contain events of default that would be triggered by defaults under the lease relating to the relevant psychiatric hospital, are the primary source of financing for these operators' operating and capital needs. These psychiatric hospitals have, from time to time, been unable to generate sufficient cash flow for working capital and the development of new programs. In certain cases, these psychiatric hospitals have not been able to pay down the outstanding borrowings under the revolving credit agreements provided by the Psychiatric Group or to secure replacement financing from third-party lenders. To the extent the psychiatric hospitals have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's board of directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then existing policies), although the Company's board of directors is under no obligation to do so.

                        AMERICAN HEALTH PROPERTIES, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Psychiatric Group is currently discussing with the operator of the two Four Winds psychiatric hospitals in New York possible alternatives for creating additional available capital for the development and expansion of the hospitals' programs, including the release of certain collateral securing the Psychiatric Group's mortgage loan investments, which were $37.9 million at September 30, 1995. The Psychiatric Group is currently reviewing the operator's plan for these new programs which are intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the State of New York.

         The Psychiatric Group has received information from the operator of its two psychiatric hospitals in Florida regarding wide-ranging objections by several large insurance companies and other payors with respect to claims presented for services rendered. There have also been a series of negative stories in the national media and the local press in Florida on psychiatric care provided in Florida, including criticism of admissions policies and practice patterns at psychiatric hospitals in the state generally, and at these two facilities. There have been legislative hearings in Florida on these issues, and the Psychiatric Group believes that regulatory investigations are being conducted. At this time both of these facilities remain current on their rent and interest obligations to the Psychiatric Group, and the Psychiatric Group is continuing to monitor this situation closely.

         In September 1995, the Company retained an investment banking firm for an initial one year period to provide a broad range of financial advisory services to the Psychiatric Group. These services are expected to include supplemental monitoring of the performance of individual assets, assistance in potential sales or restructurings of particular investments and continuing assessments of available strategic alternatives for the portfolio. The cost of these services are specifically charged to the operating results of the Psychiatric Group.

         In 1992, the Psychiatric Group recorded a $45,000,000 write-down of its investments in two psychiatric hospitals and restructured the payment obligations of these two facilities. In addition, at June 30, 1994, in view of negative trends that caused declining cash flow at a number of the psychiatric hospitals, the Psychiatric Group recorded a $30,000,000 write-down of its investments in the psychiatric hospitals. Although management believes that the recorded investments in psychiatric hospitals are realizable, if the cash flow at the psychiatric hospitals continues to decline, the Psychiatric Group may be required to further restructure payment obligations or make additional write-downs of the value of its investments in the psychiatric hospitals. In July 1994, the Company announced its intention to pursue alternatives for the psychiatric portfolio including selected sales of hospitals to operators or other parties, restructuring of financial obligations or other approaches that might allow the effective separation of these assets from the Company's core portfolio of acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building. As part of this initiative, the Psychiatric Group sold its psychiatric property in Torrance, California in October 1994 for $5,772,000 in cash (at net book value), sold two of its psychiatric properties in Massachusetts in February 1995 for $13,825,000 in cash (at net book value), restructured the leases and revolving credit agreements of its two Florida psychiatric investments in March 1995 and has issued the Psychiatric Group Depositary Shares.

                        AMERICAN HEALTH PROPERTIES, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         As of November 10, 1995, the Psychiatric Group had aggregate unfunded commitments under revolving credit agreements provided to facility operators of $1.2 million.

         At September 30, 1995, the Psychiatric Group had $5,180,000 and $9,175,000 outstanding under its revolving inter-Group loan from the Core Group and its fixed rate inter-Group loan from the Core Group, respectively. The Psychiatric Group is required to use the net proceeds from the disposition of Psychiatric Group assets to pay down its outstanding revolving inter-Group loan (to the extent of the psychiatric hospital operator borrowings under revolving credit agreements associated with the asset or assets sold) with any excess used to pay down the balance outstanding under the fixed rate inter-Group loan. The Psychiatric Group reduced the combined balance of the revolving inter-Group and fixed rate inter-Group loans by $15,150,000 in the first quarter of 1995 with proceeds from the sale of the Westwood and Pembroke psychiatric hospitals in February 1995 and the paydowns received on borrowings under revolving credit agreements provided to the operator of the two Florida psychiatric hospitals in March 1995. The Company's board of directors has established certain management policies relating to the Psychiatric Group's inter-Group loans from the Core Group. Under these policies, which may be modified or rescinded in the sole discretion of the Company's board of directors, the aggregate revolving inter-Group loans owed to the Core Group by the Psychiatric Group will be limited to a maximum of $8,750,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar with any permanent repayment in the future of borrowings under revolving credit agreements provided to Psychiatric Group hospital operators. Under management policies currently in effect, the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000, and except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced to the Psychiatric Group by the Core Group. The Psychiatric Group has no third party sources of additional financing and, as a result, will be dependent on the Core Group for all such financing. Although the Core Group may make this financing available, there is no obligation of the Company's board of directors to cause the Core Group to provide funds to the Psychiatric Group if the board of directors determines that it is in the Company's best interest not to do so.

         The Psychiatric Group does not expect to make any additional acquisitions or capital investments except to the extent of existing unfunded commitments under revolving credit agreements provided to facility operators. Payment of dividends will be primarily dependent upon the financial performance of the Psychiatric Group. The Psychiatric Group expects to distribute a substantial portion of its funds from operations and net proceeds from asset dispositions, after payments of inter-Group loan obligations, to holders of Psychiatric Group Depositary Shares.

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

         On September 22, 1995, the Company filed a Current Report on Form 8-K pertaining to information received from the operators of its two psychiatric hospitals in Florida regarding wide-ranging objections by several large insurance companies and other payors with respect to claims presented for services rendered.

         On October 11, 1995, the Company filed a Current Report on From 8-K pertaining to the receipt of proceeds from the sale of its interest in a mortgage loan.

         On October 17, 1995, the Company filed a Current Report on From 8-K for the purpose of reporting selected financial information (statements of operations, funds from operations, net income (loss) per share, funds from operations per share, dividends per share, average shares outstanding, total assets, total debt and total shareholders' equity) with respect to the consolidated Company, Core Group and Psychiatric Group for the three and nine months ended September 30, 1995 and 1994.

         On October 18, 1995, the Company filed a Current Report on From 8-K that contained as exhibits the Underwriting Agreement and Terms Agreement for the Company's public offering of 2,500,000 shares of Core Group Common Stock on October 17, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 1995             AMERICAN HEALTH PROPERTIES, INC.


                                    By: /s/   JOSEPH P. SULLIVAN
                                       ----------------------------------------
                                    Joseph P. Sullivan
                                    President & Chief Executive Officer


                                    By: /s/   MICHAEL J. MCGEE
                                       ----------------------------------------
                                    Michael J. McGee
                                    Vice President & Treasurer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                               EXHIBIT DESCRIPTION                                PAGE
  ------                               -------------------                                ----
    27      Financial Data Schedule