Form 10-K405
period 1995-12-31
AMERICAN HEALTH PROPERTIES INC
filed 1996-04-01
CIK 808240

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM             TO

                            COMMISSION FILE NUMBER 1-9381

                        AMERICAN HEALTH PROPERTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     95-4084878
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
      6400 SOUTH FIDDLER'S GREEN CIRCLE                           80111
                  SUITE 1800                                    (ZIP CODE)
             ENGLEWOOD, COLORADO
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 796-9793

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
- --------------------------------------------------------------------------------------------
                 COMMON STOCK                            NEW YORK STOCK EXCHANGE
     PSYCHIATRIC GROUP DEPOSITARY SHARES                          NASDAQ
                                                          NATIONAL MARKET SYSTEM

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of March 11, 1996 there were outstanding (i) 23,446,973 shares of American Health Properties, Inc. common stock, $.01 par value, and (ii) 2,084,282 Psychiatric Group Depositary Shares, each representing one-tenth of one share of American Health Properties, Inc. Psychiatric Group Preferred Stock, $.01 par value. The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of these shares on such date was approximately $579,400,000. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

     Documents Incorporated by Reference: Items 10, 11 and 12 of Part III are incorporated by reference from the definitive proxy statement of American Health Properties, Inc., to be filed within 120 days after December 31, 1995.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
                                     PART I
Item  1.   Business.....................................................................    1
Item  2.   Properties...................................................................   13
Item  3.   Legal Proceedings............................................................   13
Item  4.   Submission of Matters to a Vote of Security Holders..........................   13
                                    PART II
Item  5.   Market for Registrant's Voting Stock and Related Stockholder Matters.........   13
Item  6.   Selected Financial Data......................................................   15
Item  7.   Management's Discussion and Analysis of Consolidated Financial Condition and
           Results of Operations........................................................   17
           Management's Discussion and Analysis of Core Group Combined Financial
           Condition and Results of Operations..........................................   23
           Management's Discussion and Analysis of Psychiatric Group Combined Financial
           Condition and Results of Operations..........................................   27
Item  8.   Financial Statements and Supplementary Data..................................   32
Item  9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.........................................................   32
                                   PART III
Item 10.   Directors and Executive Officers of the Registrant...........................   32
Item 11.   Executive Compensation.......................................................   32
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............   32
Item 13.   Certain Relationships and Related Transactions...............................   32
PART IV
Item 14.   Exhibits, Financial Statements, Schedules, and Reports on Form 8-K...........   32

                                     PART I

ITEM 1.  BUSINESS.

     American Health Properties, Inc. (the "Company," which term refers to the Company and its subsidiaries unless the context otherwise requires) is a self-administered real estate investment trust ("REIT") that commenced operations in 1987. The Company has investments in health care facilities that are operated by qualified third party health care providers, as well as a medical office building.

     In July 1995, the Company sought to separate the economic attributes of its core portfolio of investments (the "Core Group") and its portfolio of psychiatric hospital investments (the "Psychiatric Group") into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. On July 25, 1995, the Company distributed one Psychiatric Group Depositary Share (the "Depositary Shares") for every ten shares of the Company's common stock, $.01 par value (the "Common Stock"), held of record on July 14, 1995, each such Depositary Share representing a one-tenth interest in one share of the Company's Psychiatric Group Preferred Stock, $.01 par value (the "Psychiatric Group Stock"). The assets, liabilities and expenses of the Company have been allocated between the two portfolios, and dividends and other payouts or distributions with respect to the Common Stock and the Psychiatric Group Stock are expected to be primarily a function of the individual financial performance of the Core Group and the Psychiatric Group. Accordingly, the Company has separated its business and properties into two distinct business units: (a) the Core Group, which includes the Company's acute care and rehabilitation hospitals, long-term care facilities, assisted living facilities, Alzheimer's facility and a medical office building, and (b) the Psychiatric Group, which includes all of the Company's investments in psychiatric hospitals. However, the change in the capital structure of the Company effected by the issuance of the Psychiatric Group Stock does not affect the legal title to assets or responsibility for liabilities of the Company, and each holder of the Company's Common Stock or Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to risks associated with an investment in the Company and all of its businesses, assets and liabilities.

     The Company's principal executive office is located at 6400 South Fiddler's Green Circle, Suite 1800, Englewood, Colorado 80111, and its telephone number at such address is (303) 796-9793.

THE CORE GROUP

     The Core Group's current portfolio of investments consists of 14 acute care hospitals, three rehabilitation hospitals, four long-term care facilities, four assisted living facilities (of which three facilities are under construction), one Alzheimer's care facility and a medical office building. As of December 31, 1995, the net book value of the Core Group's assets was $536.2 million. Of the Core Group's real estate assets at that date, 87% in net book value represented the acute care segment, and 1%, 1%, 3%, 2% and 6% represented the Alzheimer's care segment, assisted living segment, long-term care segment, the medical office building and rehabilitation segment, respectively. In addition, at December 31, 1995, the Core Group had funded $4.7 million out of a total commitment of $16.0 million related to three assisted living facilities under construction. As of December 31, 1995, all of the Core Group's real estate assets were held in fee.

     The Core Group's facilities are diversified geographically across 15 states, are distributed among large and small population centers, and are operated by 12 experienced management companies. These operators include the following companies or their subsidiaries: Columbia/HCA Healthcare Corporation, Dynamic Health, Inc., Horizon/CMS Healthcare Corporation, HealthSouth Corporation, Paracelsus Healthcare Corporation, Quorum Health Group, Inc., Signature Health Care Corporation, Emeritus Corporation, CDM/WestMar, Diversified Health Services, Shannon Health Systems and Tenet Healthcare Corporation. Facilities operated by Tenet represented 53% of the Core Group's total revenues for the twelve months ended December 31, 1995.

     Approximately 72% of the Core Group's property revenues for the twelve months ended December 31, 1995 were secured by corporate guarantees of these operating companies or their subsidiaries. Also, as of December 31, 1995, letters of credit from commercial banks and cash deposits aggregating $14 million were available to the Core Group as security for lease financings. Leases for 14 of the Core Group's facilities, representing 71% of the Core Group's property revenues for the twelve months ended December 31, 1995, contain cross-default provisions.

THE CORE GROUP FACILITIES

     The Company's 27 Core Group facilities consist of 14 acute care hospitals (the "Acute Care Hospitals"), three rehabilitation hospitals (the "Rehabilitation Hospitals"), four long-term care facilities (the "Long-Term Care Facilities"), four assisted living facilities (of which three are under construction) (the "Assisted Living Facilities"), one Alzheimer's Care Facility, and a medical office building (together, the "Core Group Facilities"). All of these Core Group facilities are owned by the Company.

     Acute Care Hospitals. The Acute Care Hospitals provide a wide range of services, which may include fully-equipped operating and recovery rooms, obstetrics, radiology, intensive care, open-heart surgery and coronary care, neurosurgery, neonatal intensive care, magnetic resonance imaging, nursing units, oncology, clinical laboratories, respiratory therapy, physical therapy, nuclear medicine, rehabilitation services and outpatient services.

     Rehabilitation Hospitals. The Rehabilitation Hospitals provide acute rehabilitation care on a multidisciplinary, physician-directed basis to severely disabled patients. In addition to general medical rehabilitation programs, the Rehabilitation Hospitals offer a number of specialty programs, including pulmonary, ventilator, neurobehavioral, brain injury and pain programs. Each of the Rehabilitation Hospitals is operated pursuant to a joint venture between a publicly-held, national rehabilitation hospital operator and a local health care provider.

     Long-Term Care Facilities. The Long-Term Care Facilities are skilled nursing centers that provide a broad range of health care services, including skilled nursing care, subacute care, rehabilitation therapy and other specialized services to the elderly and to other patients with medically complex needs who can be cared for outside of the acute care hospital environment and generally cannot be efficiently and effectively cared for at home.

     Assisted Living Facilities. The Assisted Living Facilities currently provide or will provide upon completion a special combination of housing, supportive services, personalized assistance and health care services designed to respond to the individual needs of the elderly and other persons who require help with activities of daily living. These services are available 24 hours a day to meet both scheduled and unscheduled needs in a way that promotes maximum dignity and independence for each resident.

     Alzheimer's Care Facility. The Alzheimer's Care Facility was developed in consultation with leading medical experts in the treatment of Alzheimer's disease and dementia. This facility has a strong health care orientation rather than the more customary residential care orientation.

     Medical Office Building. The Company owns a 60,000 square-foot medical office building located in Murrieta, California known as Walsh Medical Arts Center. The medical office building is located across the street from Sharp Healthcare Murrieta, a developing medical campus that includes 49 acute care beds and 42 skilled nursing beds operated by Sharp Healthcare system of San Diego.

     The following is a listing of the Core Group portfolio of investments as of March 1, 1996. Unless otherwise indicated, all Core Group Facilities listed are owned by the Company.

                             CORE GROUP FACILITIES

                                                                  YEAR
                                                                ACQUIRED/        TOTAL        ANNUAL BASE    INITIAL TERM
 DESCRIPTION & LOCATION                  OPERATOR                FUNDED      INVESTMENT(1)      RENT(2)      OF LEASE(3)
- ------------------------    ----------------------------------  ---------    -------------    -----------    ------------
                                                                                (DOLLARS IN THOUSANDS)
ACUTE CARE HOSPITALS
Chesterfield General        Dynamic Health, Inc.                   1995        $  11,407        $ 1,238          2005
  Hospital
  Cheraw, South Carolina
Cleveland Regional          Dynamic Health, Inc.                   1994            8,300            812          2003
  Medical Center
  Cleveland, Texas
Concho Valley Regional      Shannon Health Systems                 1991           16,452          1,478          2001
  Hospital
  San Angelo, Texas
Desert Valley               Quorum Health Group, Inc.(4)           1994           24,000          2,654          2004
  Hospital(4)
  Victorville,
  California
Elmwood Medical Center      Paracelsus Healthcare Corporation      1990           42,823          5,451          2004
  Jefferson, Louisiana
Frye Regional Medical       Tenet Healthcare Corporation(5)        1987           45,449          5,265          1999
  Center
  Hickory, North
  Carolina
Halstead Hospital           Paracelsus Healthcare Corporation      1993           14,250          1,600          2003
  Halstead, Kansas(6)
Irvine Medical Center       Tenet Healthcare Corporation(5)        1991           75,000         10,057          2004
  Irvine, California
Kendall Regional Medical    Columbia/HCA Healthcare                1987           69,012          7,884          1999
  Center                    Corporation
  Miami, Florida
Lucy Lee Hospital           Tenet Healthcare Corporation(5)        1987           23,566          2,731          1999
  Poplar Bluff, Missouri
Marlboro Park Hospital      Dynamic Health, Inc.                   1995            7,793            845          2005
  Bennettsville, South
  Carolina
North Fulton Medical        Tenet Healthcare Corporation(5)        1987           46,191          5,471          1999
  Center
  Roswell, Georgia
Palm Beach Gardens          Tenet Healthcare Corporation(5)        1987           45,648          5,283          1999
  Medical Center
  Palm Beach Gardens,
  Florida
Tarzana Regional Medical    Tenet Healthcare Corporation(5)        1987           73,700          8,308          2004
  Center
  Tarzana, California
                                                                             -------------    -----------
    Total Acute Care                                                           $ 503,591        $59,077
      Hospitals
                                                                             ============     ===========
ALZHEIMER'S CARE
  FACILITY
Pine Haven Alzheimer's      Diversified Health Services            1995        $   3,700        $   353          2005
  Care Center
  Houston, Texas                                                             ============     ===========
ASSISTED LIVING
  FACILITIES
Cambria Lodge(7)            Emeritus Corporation                   1995        $   5,209        $   547          2006
  El Paso, Texas
Garrison Creek Lodge(7)     Emeritus Corporation                   1995            5,608            589          2006
  Walla Walla,
  Washington
Sherwood Lodge(7)           Emeritus Corporation                   1995            5,143            540          2006
  Odessa, Texas
Summer Wind Residence       Emeritus Corporation                   1995            3,000            315          2005
  Boise, Idaho
                                                                             -------------    -----------
    Total Assisted                                                             $  18,960        $ 1,991
      Living Facilities
                                                                             ============     ===========
LONG-TERM CARE
  FACILITIES
Arkansas Manor              Signature Health Care Corporation      1995        $   4,066        $   406          2005
  Denver, Colorado

                                                                  YEAR
                                                                ACQUIRED/        TOTAL        ANNUAL BASE    INITIAL TERM
 DESCRIPTION & LOCATION                  OPERATOR                FUNDED      INVESTMENT(1)      RENT(2)      OF LEASE(3)
- ------------------------    ----------------------------------  ---------    -------------    -----------    ------------
                                                                                (DOLLARS IN THOUSANDS)
Cornerstone Care Center     Signature Health Care Corporation      1995            4,856            485          2005
  Lakewood, Colorado
Douglas Manor               Signature Health Care Corporation      1995            2,621            254          2005
  Douglas, Arizona
Safford Care                Signature Health Care Corporation      1995            4,934            478          2005
  Safford, Arizona
                                                                             -------------    -----------
    Total Long-Term Care                                                       $  16,477        $ 1,623
      Facilities
                                                                             ============     ===========
MEDICAL OFFICE BUILDING
Walsh Medical Arts          CDM/WestMar                            1994        $   8,800        $   956          2003
  Center
  Murrieta, California
                                                                             ============     ===========
REHABILITATION HOSPITALS
HCA Wesley                  Horizon/CMS Healthcare Corporation     1992        $  14,597        $ 1,615          2002
  Rehabilitation
  Hospital
  Wichita, Kansas
MountainView Regional       HealthSouth Corporation                1991           11,718          1,358          2001
  Rehabilitation
  Hospital
  Morgantown, West
  Virginia
Northwest Arkansas          Horizon/CMS Healthcare Corporation     1991            9,086          1,064          2001
  Rehabilitation
  Hospital
  Fayetteville, Arkansas
                                                                             -------------    -----------
    Total Rehabilitation                                                       $  35,401        $ 4,037
      Hospitals
                                                                             ============     ===========
        PORTFOLIO TOTAL                                                        $ 586,929        $68,037
                                                                             ============     ===========

- ---------------
(1) Reflects gross investment less write-downs, except for facilities under construction, for which the Company's total investment commitment is reflected.

(2) Reflects contract rate of annual base rent received or to be received upon completion of construction.

(3) Each lease provides the lessee with renewal options to extend the term of the lease beyond the primary term.

(4) Quorum is the operator and Desert Valley Hospital, Inc. is the lessee.

(5) These facilities are leased by subsidiaries of American Medical International, Inc. ("AMI"), which became a wholly owned subsidiary of Tenet Healthcare Corporation pursuant to a merger between AMI and National Medical Enterprises.

(6) The Company's investment in Halstead Hospital was consummated on June 30, 1993 by the acquisition of ten year industrial revenue bonds secured by the hospital, which the Company expects to exchange for ownership of the hospital at the end of the ten year term.

(7) Currently under construction.

     See the Notes to the Consolidated Financial Statements, the Notes to the Core Group Combined Financial Statements and Schedule III -- Real Estate and Accumulated Depreciation included in this Annual Report on Form 10-K for additional information regarding the Core Group Facilities and for the carrying value and accumulated depreciation of the Core Group Facilities.

THE PSYCHIATRIC GROUP

     The Psychiatric Group's portfolio of psychiatric hospital investments consists of three psychiatric hospitals owned by the Company and two mortgage loans secured by psychiatric hospitals (the "Psychiatric Hospitals"). As of December 31, 1995, the net book value of the Psychiatric Group assets was $64.6 million. Of the Psychiatric Group's real estate assets at that date, 36% in net book value were held in fee and 64% in net book value were held as mortgages.

     The Psychiatric Hospitals provide a wide range of inpatient and outpatient care for children, adolescents and adults, including specialized care relating to eating disorders, substance abuse and psychiatric illness. Fundamental changes in the psychiatric industry in recent years have reduced the operating cash flow at the Psychiatric Hospitals. These changes have had and will likely continue to have an adverse effect on the results of operations of the Psychiatric Hospital operators and borrowers. As a result, certain of the Psychiatric Hospital operators have had, and may continue to have, difficulty meeting their payment obligations to the Psychiatric Group. See "Management's Discussion and Analysis of Psychiatric Group Combined Financial Condition and Results of Operations -- Operating Results -- Future Operating Results" included elsewhere herein.

     The following is a listing of the current Psychiatric Group portfolio of investments as of March 1, 1996. Unless otherwise indicated, all Psychiatric Hospitals listed are owned by the Company.

                          PSYCHIATRIC GROUP HOSPITALS

                                                        YEAR                      ANNUAL BASE   INITIAL TERM
                                                      ACQUIRED/       TOTAL          RENT/       OF LEASE/
 DESCRIPTION & LOCATION            OPERATOR            FUNDED     INVESTMENT(1)   INTEREST(2)   MORTGAGE(3)
- ------------------------  --------------------------  ---------   -------------   -----------   ------------
                                                                    (DOLLARS IN THOUSANDS)
Four Winds Psychiatric    Four Winds, Inc.               1988        $27,600        $ 3,700         2002
  Hospital(4)
  Katonah, New York
Four Winds Psychiatric    FW of Saratoga, Inc.           1989         18,201          2,264         1999
  Hospital(4)
  Saratoga Springs,
     New York
Less: Mortgage note       N/A                             N/A         (7,950)           N/A          N/A
  receivable impairment
  reserve
The Manors(5)             Quorum Health Group, Inc.      1990          6,523            600         2000
  Tarpon Springs,
     Florida
The Retreat(5)            Quorum Health Group, Inc.      1990         11,934          1,100         2000
  Sunrise, Florida
Rock Creek Center         DHP, L.P.                      1989          6,505          1,000         1997
  Lemont, Illinois
                                                                  ----------      ---------
          Total Psychiatric Hospitals                                $62,813        $ 8,664
                                                                  ==========      =========

- ---------------
(1) Reflects gross investment less write-downs.

(2) Reflects contract rate of annual base rent or interest.

(3) Each lease and mortgage provides the lessee or borrower with renewal options to extend the term of the lease or mortgage beyond the primary term.

(4) Investment held in the form of a mortgage rather than owned by the Company.

(5) Quorum is the operator of these facilities. The Anclote Psychiatric Hospital, Ltd. is the lessee of The Manors and The Retreat Psychiatric Hospital, Ltd. is the lessee of The Retreat.

     See the Notes to the Consolidated Financial Statements, the Notes to the Psychiatric Group Combined Financial Statements and Schedule III -- Real Estate and Accumulated Depreciation included in this Annual Report on Form 10-K for additional information regarding the leased Psychiatric Hospitals and the mortgage loans and for the carrying value and accumulated depreciation of the Psychiatric Hospitals.

LEASES AND MORTGAGE LOANS

     The Company owns the 14 Acute Care Hospitals, the three Rehabilitation Hospitals, three of the Psychiatric Hospitals, the four Long-Term Care Facilities, the four Assisted Living Facilities (of which three facilities are under construction), the Alzheimer's Care Facility and a medical office building, which are collectively referred to herein as the "Leased Properties" or individually as a "Leased Property."

     The leases for the Leased Properties provide for base rental rates that generally range from 9.0% to 13.4% per annum of the acquisition price less write-downs of the related Leased Property. Rental rates vary by lease, taking into consideration many factors, including, but not limited to, credit of the lessee, operating performance of the Leased Property, interest rates, and location, type and physical condition of the Leased Property. The leases provide for additional rents that are generally based upon a percentage of increased revenues over specified base period revenues of the related Leased Properties.

     The obligations under the leases are generally guaranteed by the parent corporation of the lessee, if the lessee is a subsidiary, or have some other form of credit enhancement such as a letter of credit or a security deposit. Certain of the Company's leases are with subsidiaries of the operators described above and are non-recourse to such operators. Approximately 62% of the Company's property revenues for the twelve months ended December 31, 1995 were secured by corporate guarantees. Also, as of December 31, 1995, letters of credit from commercial banks and cash deposits aggregating $14 million were available to the Company as security for lease and construction development obligations.

     The leases are on a triple "net" basis, and the lessee is responsible thereunder, in addition to the base and additional rents, for all additional charges, including every fine, penalty, interest and cost that may be levied for non-payment or late payment thereof, for taxes, assessments, levies, fees, water and sewer rents and charges, all governmental charges with respect to the Leased Property and all utility and other charges incurred in the operation of the Leased Property. Each lessee is required, at its expense, to maintain the Leased Property in good order and repair. The Company is not required to repair, rebuild or maintain the Leased Properties.

Core Group Facilities

     Acute Care Hospitals. The Acute Care Hospital leases provide for a fixed term of from ten to 17 years and one or more renewal options of from five to ten years each. In addition to monthly base rent, all of the Acute Care Hospital leases provide for the quarterly payment of additional rent in an amount equal to (i) a specified percentage of the amount by which the Gross Revenues (as defined) attributable to the Leased Property for the year exceeded the Gross Revenues derived from such Leased Property during a specified base year ("Excess Gross Revenues") up to a designated dollar amount (the "Transition Amount"). Should the Transition Amount be reached in any year, additional rent is equal to a reduced percentage of the Excess Gross Revenues for the remainder of such year.

     Pursuant to the terms of the Acute Care Hospital leases, the Company has the right to approve capital expenditures (only in excess of $2 million for certain leases), the option to fund certain capital expenditures under some of the leases and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. The base and additional rent provisions of leases are amended when such capital expenditures are funded to reflect the Company's increased investment.

     Six of the Acute Care Hospitals are operated by subsidiaries of AMI, a subsidiary of Tenet Healthcare Corporation, under long-term leases with the Company, which comprised 53% of the Core Group's 1995 total revenues. AMI has guaranteed certain obligations of its subsidiaries under such leases and each such lease is cross-defaulted to the other AMI leases. Five of the AMI leases grant to AMI the option, exercisable on not less than six months nor more than 24 months notice, to purchase the Leased Property upon the expiration of any term of the lease at the Fair Market Value of the Leased Property at the expiration of said term. The expiration of the initial terms of such leases are shown in the table above. For purposes of the second preceding sentence, "Fair Market Value" means the price that a willing buyer not compelled to buy would pay to a willing seller not compelled to sell for such property at the applicable expiration less the portion of such price attributable to capital additions paid for by AMI. The determination of such price will take into account (i) that the applicable lease is assumed not to be in effect on the Leased Property and (ii) that the seller of such Leased Property must pay for title insurance and closing costs.

     Five of the other Acute Care Hospital leases generally provide the lessee with an option to purchase the property at the end of the term of the lease at the greater of fair market value or Total Investment Cost (as defined). Two of the leases provide the lessee with a purchase option during the term of the lease at a predetermined purchase price designed to provide the Company a favorable total return on its investment. Two of the leases provide the lessee with a purchase option during the term of the lease at the greater of fair market value or Total Investment Cost (as defined).

     Two of the Acute Care Hospitals are operated by subsidiaries of Paracelsus Healthcare Corporation ("Paracelsus") under long-term leases with the Company, which comprised 9% of the Core Group's 1995 total revenues. The leases for the two Acute Care Hospitals operated by Paracelsus contain reciprocal cross-default provisions.

     Rehabilitation Hospitals. The Rehabilitation Hospital leases provide for an initial term of ten years and three renewal periods of five years each, except in the case of the MountainView Regional Rehabilitation Hospital lease, which provides for two renewal periods of ten years each and a third renewal period of up to fifteen years. In addition to monthly base rent, the Rehabilitation Hospital leases provide for the quarterly payment of additional rent in an amount equal to a specified percentage of Excess Gross Revenues. The Rehabilitation Hospital leases each grant to the operator the option to purchase the Rehabilitation Hospital upon expiration of any term of the lease at the greater of the Fair Market Value of or the Company's cost basis in the Rehabilitation Hospital at the expiration of said term. One of the Rehabilitation Hospital leases grants an interim purchase option exercisable at the end of the fifth year of the lease at a purchase price equal to the greater of the fair market value of the facility based on the income approach or the Company's cost basis in the facility.

     Long-Term Care Facilities. The Long-Term Care Facility leases provide for an initial term of ten years and three renewal periods of ten years each. Each of the four Long-Term Care Facilities is operated by an affiliate of Signature Health Care Corporation ("Signature") and all of the facilities are cross-defaulted. Additionally, the obligations under each lease are guaranteed by Signature and an affiliate of Signature. The leases provide for a monthly base rent plus additional rent payable quarterly in an amount equal to the sum of (i) additional rent for the immediately preceding year and (ii) an amount equal to a specified percentage of the sum of base rent and additional rent payable for the immediately preceding year. Each of the Long-Term Care Facility leases provides the tenant with an option to purchase the property at the end of the fixed term or the end of any extended term at the greater of fair market value or the Total Investment Cost (as defined), provided that the option to purchase the property is simultaneously exercised on each of the four Long-Term Care Facilities. The leases also provide the tenant with a right of first refusal to purchase the property on the same terms and conditions as received by and acceptable to the Company.

     Assisted Living Facilities. The Assisted Living Facility leases provide for a ten year initial term with six renewal periods of five years each. The Company is currently providing construction financing for three of the Assisted Living Facilities and will enter into ten-year operating leases with operator of the Assisted Living Facilities, Emeritus Corporation ("Emeritus"), for each of the facilities upon completion. All of the properties leased to Emeritus are cross-defaulted. The Assisted Living Facility leases provide for monthly base rent plus additional rent payable quarterly in an amount equal to the sum of (i) the additional rent for the immediately preceding year and (ii) an amount equal to a specified percentage of the sum of base rent and additional rent payable for the immediately preceding year. The leases provide the tenant with the option to purchase the property at the end of the fixed term or at the end of any extended term at the greater of (i) fair market value minus the tenant's share of the Appreciation Amount (as defined) less the fair market value of any improvements funded by the tenant or (ii) the Company's Total Investment (as defined).

     Alzheimer's Care Facility. The Alzheimer's Care Facility lease provides for a ten year initial term with three renewal periods of ten years each. The Alzheimer's Care Facility lease provides for monthly base rent plus additional rent payable quarterly in an amount equal to the sum of (i) additional rent for the immediately preceding year and (ii) an amount equal to a specified percentage of the sum of base rent and additional rent payable for the immediately preceding year. The leases provide the tenant with the option to purchase the property at the end of the fixed term or at the end of any extended term at a purchase price equal to the greater of the fair market value or Total Investment Cost (as defined).

     Medical Office Building. The medical office building is master-leased for an eight-year remaining term to a partnership consisting of 22 physicians who are the primary tenants of the building.

  Psychiatric Group Facilities

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

     The Company has made mortgage loans to two of the Psychiatric Hospitals. The two mortgage loans are secured by first mortgages and security interests in the two separate Psychiatric Hospitals. The two mortgage loans have an initial term of ten years with two optional ten-year extension terms. Pursuant to the terms of the mortgage loans, the Company may receive additional interest each year in an amount equal to a specified percentage of Excess Gross Revenues. See also "Management's Discussion and Analysis of Psychiatric Group Combined Financial Condition and Results of Operations -- Operating Results -- Future Operating Results" and Notes to the Psychiatric Group Combined Financial Statements included elsewhere herein.

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

     The Company conducts Phase I environmental assessments on properties it acquires, which assessments are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. The Phase I assessments typically include a historical review, a public records review, a preliminary investigation of the site and surrounding properties, screening for the presence of asbestos, polychlorinated biphenyls and underground storage tanks and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations. In each case where Phase I assessments resulted in specific recommendations for remedial actions, the Company's management has taken action with respect to the issues raised.

     The Phase I assessments obtained by the Company have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or

(ii) the current environmental condition of the Facilities will not be affected by tenants and occupants of the Facilities, by the condition of properties in the vicinity of the Facilities (such as the presence of underground storage tanks) or by third parties unrelated to the Company.

     The Company believes that the Facilities are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. The Company has not been notified by any governmental authority and is not otherwise aware of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of its present or former properties.

GOVERNMENT REGULATIONS AND PAYOR ARRANGEMENTS

     Each of the Facilities is a health care related facility and the amount of additional rent or additional interest, if any, which is based on the lessee's or mortgagor's gross revenue, and the ability of the operators of the Facilities to meet their payment obligations to the Company, are subject to changes in the reimbursement policies of federal, state and local governments. In addition, the acquisition or construction of a health care facility is generally subject to state and local regulatory approval.

     The operators of most of the Facilities derive a substantial percentage of their total revenues from federal and state health care programs such as Medicare and Medicaid and from other third party payors such as private insurance companies, self-insured employers and health maintenance organizations. Such operators are also subject to extensive federal, state and local government regulation relating to their operations, and the Company's facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with mandated procedures, licensure requirements under state law and certification standards under the Medicare and Medicaid programs. A change in reimbursement levels under the Medicare or Medicaid programs, a reduction in reimbursement by other third party payors or an operator's failure to maintain its certification under the Medicare or Medicaid programs could adversely affect revenues to the Facilities.

     In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses and the requirement that all businesses offer health insurance to their employees. In addition, Congress is considering various proposals relating to the Medicare and Medicaid programs, including a proposal to offer medical savings accounts in lieu of Medicare coverage and a proposal to abandon the current Medicaid funding system in favor of federal block grants to states. The proposals adopted and under consideration by Congress are designed to reduce federal government spending on the Medicare and Medicaid programs. Accordingly, these proposed legislative changes could adversely affect revenues to the Facilities.

     Acute Care Hospitals. Acute care hospitals are subject to extensive federal, state and local legislation and regulation. Acute care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. In certain states the construction, acquisition or lease of an acute care hospital may be subject to certificate of need review. Various licenses and permits also are required for narcotics, laboratories, pharmacies, radioactive materials and certain equipment. Each facility eligible for accreditation is accredited by the Joint Commission on Accreditation of Health Care Organizations. Accreditation is required for participation in government-sponsored provider programs, such as Medicare and Medicaid.

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

     The lessees and mortgagors of the Facilities, which provide acute care hospital services, receive payments for patient care from the federal Medicare program for elderly and disabled patients. Medicaid and other state programs for medically indigent patients, private insurance carriers, employers, Blue Cross or Blue Shield plans, health maintenance organizations, preferred provider organizations and directly from patients.

     Medicare payments for most inpatient hospital services provided by acute care general hospitals are made under a "prospective payment system" ("PPS") under which a hospital is paid a prospectively determined rate per discharge. The PPS payment rate includes reimbursement for capital related costs. These rates vary according to a patient classification system that is based on clinical, diagnostic and other factors. Acute care hospitals are reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports and audits thereof by the Medicare fiscal intermediary. In general, payments made by Medicare are less than established charges for such services. Medicare payments may be delayed due to audits by Medicare fiscal intermediaries conducted under federal government regulations.

     Medicaid payments for acute care hospitals will vary from state to state. These payments may be based on a percentage of reasonable cost, a fixed rate per discharge, a capitated payment, or other payment arrangements. If a state selects a cost-based reimbursement methodology, acute care hospitals are reimbursed at a tentative rate with final settlement determined after submission of annual cost reports and audits thereof by Medicaid. In general, payments made by Medicaid are less than established charges for such services. Additionally, Medicaid payments may be delayed due to state budget deficits and audits by Medicaid fiscal intermediaries conducted under federal government regulations.

     Blue Cross and Blue Shield payments in different states and areas are based on cost, a per diem, or other negotiated rates and may also be subject to payment delay. Payments from health maintenance organizations and preferred provider organizations generally are negotiated, either at a discount from charges or on a per capita, risk-sharing basis with stop-loss provisions for high severity cases. In more developed markets such as California and Florida, the Company's hospitals are now entering into risk-sharing, or capitated, arrangements. These arrangements reimburse the hospital based on a fixed fee per participant in a managed care plan with the hospital assuming the costs of services provided, regardless of the level of utilization. If utilization is higher than anticipated and/or costs are not effectively controlled, such arrangements could produce low or negative operating margins.

     Rehabilitation Hospitals. Rehabilitation hospitals are also subject to extensive federal, state and local legislation and regulation. Rehabilitation hospitals are subject to periodic inspections and licensure requirements and construction, acquisition or lease of such hospitals may be subject to certificate of need review. Outpatient rehabilitation services and free-standing inpatient rehabilitation facilities are generally reimbursed under the same payment arrangement as acute care hospitals, except as noted below. Medicare payments for inpatient rehabilitative services are based on reasonable operating cost, subject to a per discharge limitation. If a facility operates below the cost per discharge limitation, it will qualify for a bonus payment. If a facility operates above the cost per discharge limitation, it will be reimbursed solely to the extent of the limitation. Defined capital costs and outpatient services related to Medicare beneficiaries are reimbursed based on reasonable cost. All Medicare inpatient and outpatient services are reimbursed at a tentative rate with final settlement determined after submission of annual cost reports and audits thereof by the Medicare fiscal intermediary. In general, payments made by Medicare are less than established charges for such services. Additionally, Medicare payments may be delayed due to audits by Medicare fiscal intermediaries under federal government regulations.

     Long-Term Care Facilities. Long-term care facilities are also subject to extensive federal, state and local legislation and regulation. Construction, acquisition or lease of long-term care facilities may also be subject to certificate of need review. Long-term care facilities are subject to licensure requirements, and are surveyed on a regular basis to determine whether such facilities are in compliance with the requirements for participation in the Medicare and Medicaid programs. Medicare provides coverage for beneficiaries who require skilled nursing and certain related medical services, such as physical, occupational and speech therapy, pharmaceuticals, medical supplies and ancillary, diagnostic and other necessary services of the type provided by skilled nursing facilities. Medicare benefits are not available for patients requiring intermediate and custodial levels of care. In general, Medicare payments for skilled nursing services are based on the lesser of actual allowable routine, ancillary and capital costs or charges. All Medicare inpatient services are reimbursed at a tentative rate with final settlement determined after submission of annual cost reports and audits thereof by the Medicare fiscal intermediary. Although Medicaid programs vary from state to state, reimbursement rates are typically determined by the state from cost reports filed annually by each facility, on a prospective or retrospective basis. Under most state Medicaid programs, individual facilities are reimbursed on a prospective rate system, subject to retroactive adjustment. Under a prospective system, per diem rates are established based upon certain historical costs of providing services during the prior year, adjusted to reflect factors such as inflation and any additional services required to be performed. Providers must accept reimbursement from Medicaid as payment in full for the services rendered.

     Assisted Living Facilities. Assisted living facilities are subject to state and local legislation and regulation. Assisted living facilities are not currently regulated by the federal government. Assisted living facilities are subject to licensure requirements, and are surveyed on a regular basis to determine whether such facilities are in compliance with the requirements for participation in the Medicaid program in the states where assisted living facilities are eligible for Medicaid reimbursement. The operator of the Company's Assisted Living Facilities targets the private pay sector of the assisted living services market, and does not target Medicaid patients for admission to its facilities. Private pay patients utilize private insurance sources for payment or use their income and savings to pay for care in assisted living facilities.

     Alzheimer's Care Facility. Alzheimer's care facilities are classified as long-term care facilities and are reimbursed under the same payment arrangements as long-term care facilities to the extent that the operator elects to participate in the Medicare and Medicaid programs.

     Psychiatric Hospitals. In addition to the licensing, certificate of need and Medicare/Medicaid rules and regulations, there are a number of specific federal and state laws affecting psychiatric hospitals, such as the regulation of civil commitments of patients, admitting procedures, and disclosure of information regarding patients being treated for chemical dependency. Many states have adopted a "patient's bill of rights" which sets forth standards governing the treatment of patients of psychiatric hospitals, such as using the least restrictive treatment method, allowing patient access to telephone and mail, allowing a patient to see a lawyer, and requiring the patient to be treated with dignity. The lessees and mortgagors of the Psychiatric Hospitals receive payments for patient care from the federal Medicare program for elderly and disabled patients, Medicaid and other state programs for medically indigent patients, private insurance carriers, employers, Blue Cross or Blue Shield plans, health maintenance organizations, preferred provider organizations and directly from patients.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

               NAME                    AGE                   OFFICE
- -----------------------------------    ----    -----------------------------------
Walter J. McNerney.................      70    Chairman of the Board of Directors
Joseph P. Sullivan.................      53    President and Chief Executive
                                               Officer
Michael J. McGee...................      40    Senior Vice President, Chief
                                               Financial Officer, Treasurer and
                                               Secretary
C. Gregory Schonert................      40    Senior Vice President and Chief
                                               Development Officer

     WALTER J. MCNERNEY -- Mr. McNerney has been Chairman of the Board since February 1988 and served as Chief Executive Officer of the Company from February 1988 to May 15, 1992 and from January 15, 1993 to February 11, 1993. He is also Herman Smith Professor of Health Policy, J.L. Kellogg Graduate School of Management, Northwestern University since 1982 and was managing partner of Walter J. McNerney and Associates, a management consulting firm in the health field during 1982-1992. He is a director of The Stanley Works, Nellcor Incorporated, Value Health, Inc., Medicus Systems, Inc., Hanger Orthopedic, Inc., Osteotech, Inc. and Ventritex, Inc. Mr. McNerney was elected a director of the Company in January 1987.

     JOSEPH P. SULLIVAN -- Mr. Sullivan was elected President and Chief Executive Officer of the Company and a member of the Board of Directors effective February 11, 1993. Prior to that, Mr. Sullivan spent 20 years with Goldman, Sachs & Co. where he had overall investment banking responsibility for numerous companies in the health care field.

     MICHAEL J. MCGEE -- Mr. McGee has been Senior Vice President and Chief Financial Officer and Secretary of the Company since January 1996, has served as Treasurer of the Company since August 1995 and has served as Controller of the Company since November 1989. Mr. McGee was a certified public accountant with Arthur Andersen LLP from 1977 to November 1989.

     C. GREGORY SCHONERT -- Mr. Schonert has been Senior Vice President and Chief Development Officer of the Company since April 1988. Prior to that Mr. Schonert was Assistance Administrator of Marketing and Planning at St. Joseph's Hospital, Houston, Texas from February 1987. From September 1985 until February 1987, Mr. Schonert was a Manager in the Corporate Development Department of AMI.

     Each executive officer is elected by the Board of Directors at its first meeting after each annual meeting of the shareholders and serves until such time as his successor is elected.

RECENT EVENTS

     The Company continues to be in active dialogue with the operator of the two New York Four Winds psychiatric facilities regarding the operator's desire to create an integrated behavioral health care delivery system in lower and upper New York State. Such a system likely will include these hospitals as the base for delivery systems in their respective markets and is intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the State of New York. The Company is supportive of the operator's strategy and has agreed in principle to release certain of its security interests in the operator's short-term assets on a staged basis to permit the operator to obtain the capital required to develop this system.

     The Company has received information from the owner of the two Florida psychiatric hospitals regarding wide-ranging objections by several large insurance companies and other payors with respect to claims presented for services rendered. There also have been a series of negative stories in the national media and the local press in Florida on psychiatric care provided in Florida, including criticism of admissions policies and practice patterns at psychiatric hospitals in the state generally, and at these two hospitals. There have been legislative hearings in Florida on these issues, and the Company believes that regulatory investigations are being conducted. In addition, the owner has informed the Company that the hospitals are experiencing operational and cash flow difficulties that have negatively impacted their ability to fund their rental and interest obligations to the Company as they become due. Although one of such facilities has made all of its required rental and interest payments in 1996 through March, the other facility has not made its required rental and interest payments for February or March of 1996 totaling $133,000.

     At the beginning of 1996, the owner of the Florida hospitals retained the Intensive Resource Division of Quorum Health Resources, Inc. ("Quorum"), a subsidiary of Quorum Health Group, Inc., to operate both hospitals on a contract basis. The Company is in active dialogue with the owner of the two Florida hospitals and Quorum regarding the revised plans for the hospitals for 1996 and beyond. The owner has requested that the Company consider an adjustment or deferral in the current lease and interest payments and other aspects of their agreements with the Company while the owner and Quorum carry out certain restructuring and restaffing of the hospitals. The Company and its financial advisors currently are evaluating the revised plans and the proposed adjustments to the hospitals' existing obligations to the Company and it is likely that some relief will be granted. Although the extent and duration of any rent and interest relief that may be granted has not been determined, any such modification of terms would have an adverse impact on the Company's Psychiatric Group results of operations and cash flow. The dividend on the Depositary Shares is determined quarterly based upon the Psychiatric Group's operating results each quarter. It is likely that any adjustment to either of the two Florida hospitals' rent and interest obligations and any failure of such hospitals to make required rental and interest payments would have a negative impact on the quarterly dividend payment on the Depositary Shares.

     The Company has been informed by the operator of Rock Creek Center ("RCC") in Lemont, Illinois that recent payor reimbursement issues may have an adverse impact on the cash flows of RCC. The operator remains current on its rental and interest obligations to the Company through March 1996. The Company has an active dialogue with the operator regarding the payor reimbursement issues and the potential impact of such issues on the operator's near-term cash flows and financial and operational plans for the remainder of 1996 and beyond.

     In September 1995, the Company retained an investment banking firm for an initial one-year period to provide a broad range of financial advisory services to the Psychiatric Group. These services include supplemental monitoring of the performance of individual assets, assistance in potential sales or restructurings of particular investments and continuing assessments of available strategic alternatives for the portfolio.

ITEM 2.  PROPERTIES.

     See "Item 1. Business" for a description of properties owned by the Company or subject to mortgages held by the Company.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not currently involved in any material litigation nor, to the Company's knowledge, is any litigation currently threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business that, if determined adversely, would not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S VOTING STOCK AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of American Health Properties, Inc. is traded on the New York Stock Exchange ("NYSE") under the trading symbol "AHE." The Psychiatric Group Depositary Shares of American Health Properties, Inc. are traded on the NASDAQ National Market System ("NASDAQ") under the trading symbol "AHEPZ." The table below shows the reported high and low sales prices (i) for the Company's Common Stock as reported by the NYSE Composite Tape for the last two fiscal years and the cash dividends declared per share with respect to such periods, and (ii) for the Company's Psychiatric Group Depositary

Shares as reported by NASDAQ for the last fiscal year and the cash dividends declared per share with respect to such period.

                                                                          PSYCHIATRIC GROUP
                                            COMMON STOCK                  DEPOSITARY SHARES
                                     ---------------------------     ---------------------------
                                                       DIVIDENDS                       DIVIDENDS
                QUARTER              HIGH     LOW      DECLARED      HIGH     LOW      DECLARED
    -------------------------------  ----     ----     ---------     ----     ----     ---------
    1995
    4th............................  $21 3/4  $19 3/4   $ .5050      $17      $12 3/8    $ .80
    3rd(1).........................   23 1/4   20 1/4     .4950       21       15 1/2      .80
    2nd(1).........................   22 1/8   19 5/8     .4950      N/A       N/A         .80
    1st............................   22 1/8   19 3/8     .5750      N/A       N/A         N/A
    1994
    4th............................  $23 3/8  $18 1/2   $ .5750      N/A       N/A         N/A
    3rd............................   24 5/8   22         .5750      N/A       N/A         N/A
    2nd............................   27       24         .5750      N/A       N/A         N/A
    1st............................   27 1/4   24 5/8     .5750      N/A       N/A         N/A

- ---------------
(1) On July 25, 1995, the Company made a distribution of one Depositary Share for every ten shares of Common Stock held of record on July 14, 1995, each such Depositary Share representing a one-tenth interest in one share of Psychiatric Group Stock. On July 11, 1995, the Company declared dividends totaling $.5750 for the second quarter of 1995, comprised of a dividend of $.4950 to be paid on the Common Stock and a dividend of $.08 to be paid on each one-hundredth of a share of Psychiatric Group Stock, which is equivalent to $.80 per Depositary Share. The high and low sales prices of the Common Stock for the periods subsequent to July 25, 1995 reflect the value of the Common Stock after the Distribution.

     As of March 11, 1996, the reported high and low sales prices (i) for the Company's Common Stock for 1996 were $23 7/8 and $21 1/2, respectively, and (ii) for the Company's Psychiatric Group Depositary Shares for 1996 were $17 1/2 and $14 1/4, respectively. As of March 11, 1996, there were approximately (i) 4,525 holders of record and 23,446,973 shares outstanding of the Company's Common Stock, and (ii) 3,970 holders of record and 2,084,282 shares outstanding of the Company's Psychiatric Group Depositary Shares.

     In general, dividends on the Company's capital stock are limited by the Company's unsecured revolving credit agreement to 95% of cash flow available for debt service, less interest expense, plus gains on asset dispositions and certain proceeds from the disposition of Psychiatric Group assets after the repayment of Psychiatric Group indebtedness ("PG Excess Proceeds"). Dividends or other distributions paid out of PG Excess Proceeds will be available only for the Psychiatric Group Stock and will be limited to $30 million in the aggregate and $15 million in any calendar year.

     The Company expects that quarterly dividends on the Common Stock and the Psychiatric Group Stock in the future will be based primarily upon the funds from operations attributable to the Core Group and the Psychiatric Group, respectively. Specifically, the Company expects to maintain the Common Stock dividend payout ratio at less than 90% of annual funds from operations attributable to the Core Group and the Psychiatric Group Stock dividend payout ratio (excluding distributions out of PG Excess Proceeds) at less than 95% of annual funds from operations attributable to the Psychiatric Group.

     In addition, the Company expects to use the net proceeds from the disposition of the Psychiatric Group assets initially to repay then outstanding inter-Group loans or other debt owed by the Psychiatric Group and then to distribute all remaining net proceeds, if any, to holders of Psychiatric Group Stock by dividend, tender offer, open market or privately negotiated repurchases or otherwise (in cash, or in Common Stock valued at a ten trading day average market value prior to the time of the distribution).

     The payment of dividends on the Common Stock and the Psychiatric Group Stock will also be dependent in part upon the financial condition of the Company as a whole.

     The Company expects the aggregate annual dividends paid on the Common Stock and the Psychiatric Group Stock to be at least sufficient to cause the Company to maintain its status as a REIT. In order to permit the Company to qualify as a REIT, the Company must distribute to stockholders at least 95% of its annual REIT taxable income (which essentially is its net ordinary income, excluding capital gains). Generally, as a result of non-cash items, primarily depreciation, cash dividends have exceeded and may continue to exceed the Company's REIT taxable income and to that extent represent a return of capital.

     Dividends on the Common Stock and the Psychiatric Group Stock will be limited to the available dividend amount attributable to the Core Group and the Psychiatric Group, respectively. The available dividend amount is similar to the amount that would be legally available under Delaware law for the payment of dividends by the Core Group or the Psychiatric Group, as the case may be, if such Group were a separate Delaware corporation. There can be no assurance that there will be an available dividend amount with respect to either Group. As of December 31, 1995, the available dividend amount attributable to the Core Group and the Psychiatric Group as of that date was at least $304.7 million and $48.1 million, respectively. All dividends on Common Stock will be deemed to be out of the Core Group's funds and all dividends on Psychiatric Group Stock will be deemed to be out of the Psychiatric Group's funds.

     Dividends on the Common Stock and Psychiatric Group Stock will be further limited to the amount of funds of the Company legally available under Delaware law for the payment of dividends by the Company on its capital stock. As of December 31, 1995, the funds of the Company legally available for the payment of dividends would have been at least $352.8 million. Payments of dividends on either the Common Stock or the Psychiatric Group Stock will decrease the amount of funds legally available for the payment of dividends on both the Common Stock and the Psychiatric Group Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     Set forth below for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 is (a) selected consolidated financial data with respect to the Company,
(b) selected combined financial data for the Core Group, and (c) selected combined financial data for the Psychiatric Group. The selected financial data should be read in conjunction with the Consolidated, Core Group Combined and Psychiatric Group Combined Financial Statements and accompanying Notes included elsewhere herein.

                                                              CONSOLIDATED
                                                        YEARS ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                        1995         1994         1993         1992         1991
                                      --------     --------     --------     --------     --------
                                                             (IN THOUSANDS)
Revenues............................  $ 91,230     $ 87,027     $ 81,523     $ 82,079     $ 80,129
Net income (loss)(1)(2).............  $ 42,381     $  9,693     $ 50,987     $ (6,317)    $ 33,753
Cash flows from operating
  activities........................  $ 57,471     $ 54,984     $ 45,884     $ 43,486     $ 46,805
Dividends declared..................  $ 50,769     $ 47,982     $ 44,766     $ 45,747     $ 43,243
Total assets........................  $586,316     $579,503     $614,453     $566,394     $630,511
Total debt..........................  $207,378     $245,663     $245,423     $286,859     $301,176
Stockholders' equity................  $353,060     $307,501     $343,303     $255,349     $303,069

                                                               CORE GROUP
                                                        YEARS ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                        1995         1994         1993         1992         1991
                                      --------     --------     --------     --------     --------
                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues............................  $ 82,913     $ 75,680     $ 73,036     $ 75,962     $ 69,845
Net income(1).......................  $ 36,107     $ 32,548     $ 48,616     $ 36,194     $ 25,987
Net income per common share(1)(3)...  $   1.69     $   1.56     $   2.58     $   2.10     $   1.61
Weighted average shares common
  outstanding(3)....................    21,405       20,856       18,843       17,247       16,168
Cash flows from operating
  activities........................  $ 50,413     $ 46,258     $ 41,276     $ 38,799     $ 38,572
Dividends declared..................  $ 44,095     $ 39,303     $ 38,078     $ 40,936     $ 34,935
Dividends declared per common
  share(3)..........................  $   1.99     $   1.88     $   1.91     $   2.36     $   2.12
Total assets........................  $536,199     $528,686     $532,461     $522,127     $538,725
Total attributed debt...............  $207,378     $245,663     $245,423     $286,859     $301,176
Total attributed equity.............  $304,947     $259,199     $263,832     $213,230     $214,512

                                                           PSYCHIATRIC GROUP
                                                        YEARS ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                        1995         1994         1993         1992         1991
                                      --------     --------     --------     --------     --------
                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues............................  $ 10,346     $ 15,388     $ 15,317     $ 15,163     $ 19,434
Net income (loss)(2)................  $  6,274     $(22,855)    $  2,371     $(42,511)    $  7,766
Net income (loss) per depositary
  share(2)(3).......................  $   3.00     $ (10.96)    $   1.26     $ (24.64)    $   4.80
Weighted average depositary shares
  outstanding(3)....................     2,091        2,086        1,884        1,725        1,617
Cash flows from operating
  activities........................  $  7,058     $  8,726     $  4,608     $  4,687     $  8,233
Dividends declared..................  $  6,674     $  8,679     $  6,688     $  4,811     $  8,308
Dividends declared per depositary
  share(3)..........................  $   3.20     $   4.16     $   3.36     $   2.78     $   5.03
Total assets........................  $ 64,555     $ 80,245     $116,820     $116,188     $161,032
Total attributed debt...............  $ 14,438     $ 29,428     $ 34,828     $ 71,921     $ 69,246
Total attributed equity.............  $ 48,113     $ 48,302     $ 79,471     $ 42,119     $ 88,557

- ---------------
(1) Includes gain of $19,742,000 and $11,064,000 in 1993 and 1992, respectively, on the sale of properties or partnership interests therein.

(2) Includes write-downs of $30,000,000 in 1994 and $45,000,000 in 1992 relating to investments in psychiatric properties.

(3) For purposes of computing per share and weighted average data for periods prior to the July 25, 1995 distribution of the Depositary Shares, the number of shares of Common Stock are assumed to be the same as the corresponding number of shares of the Common Stock outstanding prior to July 25, 1995, while the number of Depositary Shares are assumed to be one-tenth of the corresponding number of shares of the Common Stock outstanding prior to July 25, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Following is a discussion of the consolidated financial condition and results of operations of the Company which should be read in conjunction with the consolidated financial statements and accompanying notes. For discussions of the financial condition and results of operations of the Core Group and the Psychiatric Group, see the management's discussion and analysis of financial condition and results of operations of the Core Group and the Psychiatric Group included elsewhere herein.

     Distribution of Psychiatric Group Depositary Shares. On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its common stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of common stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock, a new series of preferred stock, par value $0.01 per share. The Distribution was designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. In connection with the Distribution, the Company specifically assigned or, if not directly assigned, allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Core Group. However, the change in the capital structure of the Company effected by the Distribution does not affect the respective legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

OPERATING RESULTS

  1995 Compared to 1994

     In 1995, the Company reported net income of $42,381,000 compared with net income of $9,693,000 in 1994. Net income in 1994 reflects a write-down of psychiatric real estate investments of $30,000,000 as a result of accelerating negative trends in the psychiatric industry, and net income in 1995 reflects a reduction in income due to the sale of three psychiatric properties and the lease restructurings of two psychiatric investments subsequent to September 1994. Net income in 1995 included a $2,652,000 premium from the prepayment of a mortgage loan while net income in 1994 included $710,000 of fee income related to the prepayment of a construction loan. Net income for 1995 and 1994 reflect costs related to the Distribution of $300,000 and $1,450,000, respectively. (See the Consolidated Statements of Operations for the comparative gross and per share amounts of net income or loss attributable to the Core Group Common Stock and the Psychiatric Group Depositary Shares.)

     Rental income was $67,793,000 in 1995, an increase of $61,000 from $67,732,000 in 1994. This net increase was primarily attributable to rental income from new properties acquired and various capital additions subsequent to the first quarter of 1994, which was partially offset by a reduction in rental income due to the sale of three psychiatric properties and the lease restructurings of two psychiatric investments. These factors, combined with lower depreciation expense on psychiatric properties written down in June 1994, resulted in a net increase in depreciation and amortization of $274,000 to $14,377,000 in 1995 compared with 1994.

     Mortgage interest income increased $945,000 to $6,732,000 in 1995 from $5,787,000 in 1994. This increase was primarily attributable to the conversion of a construction loan on a hospital located in Austin, Texas to a mortgage loan during the third quarter of 1995. In October 1995, the Company received $29.15 million as proceeds from the payoff of this mortgage loan, which represented $26.5 million in principal and a $2.65 million prepayment premium.

     Additional rental and interest income was $11,125,000 in 1995, an increase of $1,619,000 or 17% from $9,506,000 in 1994. This positive variation was attributable to increased additional rent from six of the Company's original acute care properties and more recently purchased properties generating additional rent for the first time in 1995.

     Other interest income increased $1,578,000 to $5,580,000 in 1995 from $4,002,000 in 1994. Other interest income in 1995 included a $2.65 million premium from the prepayment of a mortgage loan in October 1995. Other interest income in 1994 included $710,000 of fee income related to the prepayment of a construction loan in February 1994. The remaining net decrease in other interest income during 1995 resulted from a lower average construction loan balance, a lower average balance of short-term investments and a lower average balance of borrowings outstanding under revolving credit facilities provided to psychiatric hospital operators, which was partially offset by a higher average balance of direct financing leases.

     Interest expense was $27,057,000 in 1995, an increase of $956,000 or 4% from $26,101,000 in 1994. Interest expense increased as a result of higher average bank loan borrowings during 1995 and a reduction in capitalized interest in 1995 compared to 1994. This was partially offset by a reduction in interest expense on senior notes payable as a result of a $24 million maturity in May 1995.

     General and administrative expenses increased to $6,839,000 in 1995 from $5,376,000 in 1994. In the second quarter of 1994, the Company reversed $750,000 of a corporate relocation accrual recorded in the fourth quarter of 1993 after the Company decided to maintain its headquarters in Denver, Colorado. The remaining net increase in 1995 was primarily attributable to increased compensation and benefits expense and costs incurred related to financial advisory services provided to the Psychiatric Group by an investment banking firm.

     In 1994, $1,450,000 was accrued for the cost of the planned Distribution. The $300,000 of targeted stock issuance costs in 1995 was an additional accrual made in the second quarter of 1995 to reflect the increased costs of the Distribution. The increased costs primarily reflect higher legal and accounting fees and printing and shipping costs as a result of the extended filing period.

  1994 Compared to 1993

     In 1994, the Company reported net income of $9,693,000 compared with net income of $50,987,000 in 1993. Several significant items impacted net income in both 1994 and 1993. Net income in 1994 reflected a write-down of psychiatric hospital investments of $30,000,000 as a result of accelerating negative trends in the psychiatric industry. In 1994, $1,450,000 was accrued for the cost of the planned issuance of the Psychiatric Group Depositary Shares. Net income in 1993 included a gain of $19,742,000 on the sale of an acute care property in March 1993. Litigation costs were $2,234,000 in 1993 as a result of the defense and settlement of a shareholder class action lawsuit against the Company. (See the Consolidated Statements of Operations for the comparative gross and per share amounts of net income or loss attributable to the Core Group Common Stock and the Psychiatric Group Depositary Shares.)

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

  Future Operating Results

     The operators of most of the Company's facilities derive a substantial percentage of their total revenues from federal and state health care programs such as Medicare and Medicaid and from other third-party payors such as private insurance companies, self-insured employers and health maintenance organizations. Such operators also are subject to extensive federal, state and local government regulation relating to their operations, and the Company's facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with mandated procedures, licensure requirements under state law and certification standards under the Medicare and Medicaid programs. A change in reimbursement levels under the Medicare or Medicaid programs, a reduction in reimbursement by other third-party payors or an operator's failure to maintain its certification under Medicare or Medicaid programs could adversely affect revenues to the Company's facilities.

     The nature of health care delivery in the United States currently is undergoing change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed to both Houses of Congress. These plans have generally included revisions and limits on federal programs providing Medicaid reimbursement to state health care programs and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Company's Board and management are monitoring potential changes closely. The Company believes that these potential changes may pose risks for certain institutions that are unwilling or unable to respond. At the same time, the Company believes that this changing health care environment will provide the Core Group with new opportunities for investment.

     The ongoing changes in the health care industry include trends toward shorter lengths of hospital stay, increased use of outpatient services, increased federal, state and third-party oversight of health care company operations and business practices, and increased demand for discounted or capitated health care services (delivery of services at a fixed price per capita basis to a defined group of covered parties). Furthermore, federal, state and third-party payors continue to propose and adopt various cost containment measures that restrict the scope of reimbursable health care services and limit increases in reimbursement rates for such services. Payors also are continuing aggressively to enforce compliance with program requirements and to pursue providers that they believe have not complied with such requirements. Outpatient business is expected to increase as advances in medical technologies allow more procedures to be performed on an outpatient basis and as payors continue to direct more patients from inpatient care to outpatient care. In addition, the entrance of insurance companies into managed care programs is accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of health care services that are reimbursed under the Medicare and Medicaid programs continues to increase as the population ages and as states expand their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength. As a result of the foregoing, the revenues and margins may decrease at the Company's hospitals.

     Notwithstanding the potential for increasing government regulation, the Company believes that health care will continue to be delivered on a local and regional basis and that well-managed, high-quality, cost-controlled facilities will continue to be an integral part of local and regional health care delivery systems. The Company also believes that certain acute care hospitals will need to reconfigure or expand existing facilities or to affiliate themselves with other providers so as to become part of comprehensive and cost-effective health care systems. Such systems likely will include lower cost treatment settings, such as ambulatory care clinics, outpatient surgery centers, skilled nursing facilities and medical office buildings. In general, the Core Group facilities are part of local or regional health care delivery systems or are in the process of becoming integrated into such systems.

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

     Fundamental changes in the psychiatric industry continue to negatively impact the facility-specific operating cash flow at the Company's psychiatric properties. Institutions responsible for providing insurance coverage to patients who use inpatient psychiatric treatment services have directed efforts toward decreasing their payments for such services, thereby reducing hospital operating revenues. Some cost-cutting measures used by such institutions include decreasing the inpatient length of stay, intensively reviewing utilization, directing patients from inpatient care to outpatient care and negotiating reduced reimbursement rates for services. In addition, such institutions have extended the length of time for making payments, resulting in increases in accounts receivable. The wider use of psychotropic drugs also has resulted in significant declines in the average length of stay. Although the operators of the psychiatric hospitals are responding by developing lower cost outpatient and day-patient programs, increasing case management and reducing operating costs, their efforts are generally not consistently mitigating the negative impact of these fundamental psychiatric industry changes. As a result, certain of the psychiatric hospital operators have had difficulty meeting their payment obligations to the Company on a timely basis and there can be no assurance that psychiatric hospital operators will be able to meet their payment obligations in the future. Should this situation occur, it would negatively impact the cash flow of the Company's Psychiatric Group and the dividend payments to the holders of Psychiatric Group Depositary Shares.

     The Company currently is providing financing under revolving credit agreements to the operators of three of its psychiatric hospitals. As of March 20, 1996, outstanding borrowings under such agreements totaled $4,475,000, and the Company has committed to fund an additional $1,225,000 of borrowings upon request, subject to certain conditions. These borrowings, which are secured by accounts receivable and certain personal property and which contain events of default that would be triggered by defaults under the lease relating to the relevant psychiatric hospital, are the primary source of financing for these operators' operating and capital needs. These psychiatric hospitals have, from time to time, been unable to generate sufficient cash flow for working capital and the development of new programs. In certain cases, these psychiatric hospitals have not been able to pay down the outstanding borrowings under the revolving credit agreements provided by the Company or to secure replacement financing from third-party lenders. To the extent the psychiatric hospitals have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's Board of Directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital operator, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then-existing policies), although the Company's Board of Directors is under no obligation to do so.

     The fundamental ongoing changes in the psychiatric industry and the resulting impact on operator financial performance have resulted in the restructuring of psychiatric operator payment obligations and significant psychiatric investment write-downs, the most recent of which occurred during 1994 when the Company recorded a $30,000,000 write-down of its investments in the psychiatric hospitals. Although management believes that the recorded investments in the psychiatric hospitals are realizable, if the psychiatric operators are unable to successfully adapt to the fundamental ongoing changes in the psychiatric industry and consistently mitigate the negative impact of such changes on their financial performance, the

Company may be required to further restructure payment obligations or make additional write-downs of the value of its investments in the psychiatric hospitals. The Company does not intend to make further investments in the psychiatric sector, and over time, may sell, restructure or seek other means to reduce its investments in the psychiatric sector. The Company has sold three of its psychiatric properties since September 1994 and restructured the terms of its two Florida psychiatric hospital investments in March 1995. The Psychiatric Group Depositary Shares were distributed in July 1995 in an effort to effectively separate the economic attributes of the Company's psychiatric investments (the Psychiatric Group) from its core investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group). In September 1995, the Company retained an investment banking firm for an initial one-year period to provide a broad range of financial advisory services to the Psychiatric Group. These services include supplemental monitoring of the performance of individual assets, assistance in potential sales or restructurings of particular investments and continuing assessments of available strategic alternatives for the portfolio.

     Subsequent to the restructuring of the obligations of The Retreat and The Manors discussed above, the Company has become aware of additional operational and cash flow difficulties which have negatively impacted these hospitals' ability to fund their rental and interest obligations to the Company as they become due. Although The Retreat has made all required payments in 1996 through March, The Manors has not made its required rental and interest payments for February and March 1996. It is likely that some relief will be granted by the Company, although the extent and duration of such relief has not been determined. Additionally, although the operator of Rock Creek Center in Lemont, Illinois is current on all of its rental and interest obligations to the Company, the Company has become aware of payor reimbursement issues which may have an adverse impact on the cash flows of the hospital. The Company has active dialogues with the operators of these hospitals regarding the operators' plans to address these financial and operational issues. Any modification of terms covering the rental or interest obligations of these properties would have an adverse impact on the Company's Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares.

     The Company continues to be in active dialogue with the operator of the two New York Four Winds psychiatric facilities regarding the operator's desire to create an integrated behavioral health care delivery system in lower and upper New York State. Such a system likely will include these hospitals as the base for delivery systems in their respective markets and is intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the State of New York. The Company is supportive of the operator's strategy and has agreed in principle to release certain of its security interests in the operator's short-term assets on a staged basis to permit the operator to obtain the capital required to develop this system.

     Additional rental income and interest income from the Company's existing investments will be affected by changes in the revenues of the underlying business operations upon which such income is based. The Company's acute care investments accounted for 88% of net additional rental and interest income for the year ended December 31, 1995, while rehabilitation and psychiatric investments each accounted for 6%. Historically, a substantial portion of the Company's additional rental and interest income has been attributable to six of the Company's original acute care properties (the Original Properties). With the significant revenue growth at a majority of the Original Properties in recent years, four properties had reached the additional rent transition point at the end of 1995 and it is anticipated that other properties may do so over the next few years. The Company's revenue participation rate for the six Original Properties declines from 5% to 1% when the additional rent transition point is reached. At December 31, 1995, the amount of potential additional rent at the 5% revenue participation rate for the six Original Properties was approximately $2.1 million per annum.

     The future operating results of the Company will be affected by additional factors including the amount, timing and yield of additional real estate investments and the competition for such investments. Operating results also will be affected by the availability and terms of the Company's future equity and debt financing. The Company's financing strategy includes the objective to reduce its cost of capital over time and enhance its financial flexibility to facilitate future growth. The Company believes that the distribution of the Psychiatric Group Depositary Shares will facilitate achievement of this objective.

     The Company's senior debt carries an implied investment grade rating from two rating agencies. In August 1994, the Company's BBB- implied senior debt rating was affirmed by Standard & Poor's but the outlook was revised to negative from stable. Duff & Phelps Credit Rating Co. assigned an initial implied senior debt rating of BBB- in November 1994.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 20, 1996, the Company had commitments of $8.2 million to fund construction obligations and capital expenditures over approximately the next six months. Aggregate unfunded commitments under revolving credit agreements provided to psychiatric hospital operators totaled $1.2 million as of March 20, 1996.

     The Company has continued to increase its liquidity and enhance its financial flexibility. In October 1995, the Company received $29.15 million as proceeds from the payoff of its interest in a mortgage loan and completed an offering of 2,500,000 additional shares of Core Group Common Stock resulting in net proceeds of $50.3 million. Proceeds from the mortgage loan payoff and equity offering were used to pay off the outstanding balance under the Company's bank credit facility. In December 1995, the Company closed on a new $150 million unsecured revolving credit facility which matures on December 27, 1998. As of March 20, 1996, the Company had $1 million of outstanding borrowings under its revolving credit facility. The Company's total indebtedness as of March 20, 1996 was $208.4 million. The Company will utilize its revolving credit facility to fund its commitments and future acquisitions. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP COMBINED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following is a discussion of the combined financial condition and results of operations of the Core Group which should be read in conjunction with (a) the combined financial statements and accompanying notes of the Core Group and (b) management's discussion and analysis of financial condition and results of operations and the financial statements and accompanying notes of the Company and the Psychiatric Group included elsewhere herein.

OPERATING RESULTS

  1995 Compared to 1994

     In 1995, the Core Group reported net income of $36,107,000, or $1.69 per share compared with net income of $32,548,000, or $1.56 per share in 1994. Net income in 1995 included a premium of $2,652,000, or $.12 per share, from the prepayment of a mortgage loan while net income in 1994 included fee income of $710,000, or $.03 per share, related to the prepayment of a construction loan.

     Rental income was $64,740,000 in 1995, an increase of $4,985,000 or 8% from $59,755,000 in 1994. This increase was primarily attributable to rental income from new properties acquired and various capital additions subsequent to the first quarter of 1994. These property additions also resulted in an increase in depreciation and amortization of $1,273,000 to $13,575,000 in 1995 compared with 1994.

     Mortgage interest income in 1995 was $845,000 compared to $0 in 1994. This increase was attributable to the conversion of a construction loan on a hospital located in Austin, Texas to a mortgage loan during the third quarter of 1995. In October 1995, the Core Group received $29.15 million as proceeds from the payoff of this mortgage loan, which represented $26.5 million in principal and a $2.65 million prepayment premium.

     Additional rental income was $10,405,000 in 1995, an increase of $1,497,000 or 17% from $8,908,000 in 1994. This positive variation was attributable to increased additional rent from six of the Core Group's original acute care properties and more recently purchased properties generating additional rent for the first time.

     Other interest income increased $1,918,000 to $4,894,000 in 1995 from $2,976,000 in 1994. Other interest income in 1995 included a $2.65 million premium from the prepayment of a mortgage loan in October 1995. Other interest income in 1994 included $710,000 of fee income related to the prepayment of a construction loan in February 1994. The remaining net decrease in other interest income during 1995 resulted from a lower average construction loan balance and a lower average balance of short-term investments, which was partially offset by a higher average balance of direct financing leases.

     Interest income on inter-Group loans to the Psychiatric Group was $2,029,000 in 1995, a decrease of $2,012,000 or 50% from $4,041,000 in 1994.
This decrease reflects a lower average balance outstanding on loans to the Psychiatric Group, which was primarily attributable to $15,150,000 of repayments by the Psychiatric Group from the proceeds of asset sales and the paydown of borrowings under revolving credit agreements provided to Psychiatric Group hospital operators.

     Interest expense was $27,057,000 in 1995, an increase of $956,000 or 4% from $26,101,000 in 1994. Interest expense increased as a result of higher average bank loan borrowings during 1995 and a reduction in capitalized interest in 1995 compared to 1994. This was partially offset by a reduction in interest expense on senior notes payable as a result of a $24 million maturity in May 1995.

     General and administrative expenses increased to $5,898,000 in 1995 from $4,425,000 in 1994. This variation was attributable to an increase in the Company's consolidated general and administrative expenses which are allocated between the Core Group and Psychiatric Group primarily based on revenues, and an increase in Core Group revenues relative to the Company's consolidated revenues. In the second quarter of 1994, the Company reversed $750,000 of a corporate relocation accrual recorded in the fourth quarter of 1993 after the Company decided to maintain its headquarters in Denver, Colorado. The remaining net increase in the Company's consolidated general and administrative expenses in 1995 was primarily attributable to increased compensation and benefits expense.

  1994 Compared to 1993

     In 1994, the Core Group reported net income of $32,548,000, or $1.56 per share compared with net income of $48,616,000, or $2.58 per share in 1993. Net income in 1993 included a gain of $19,742,000, or $1.05 per share, on the sale of an acute care property in March 1993.

     Rental income was $59,755,000 in 1994, an increase of $3,532,000 or 6% from $56,223,000 in 1993. This net increase is primarily attributable to rental income from new properties acquired and various capital additions partially offset by a reduction in rental income due to the previously mentioned property sale in March 1993.

     Additional rental income was $8,908,000 in 1994, an increase of $234,000 or 3% from $8,674,000 in 1993. This increase is attributable to increased additional rent from six of the Core Group's original acute care properties and more recently purchased properties generating additional rent for the first time in 1994. This increase is net of the loss of additional rent due to the previously mentioned property sale.

     Other interest income increased $1,667,000 to $2,976,000 in 1994 from $1,309,000 in 1993. This increase resulted from higher average balances of construction loans and direct financing leases in 1994 compared with 1993. In addition, 1994 included the recognition of $710,000 of fee income related to the prepayment of a construction loan in February 1994.

     Interest income on inter-Group loans to the Psychiatric Group decreased to $4,041,000 in 1994 from $6,830,000 in 1993. This decrease reflects a lower average balance outstanding on loans to the Psychiatric Group following the attribution of equity to the Psychiatric Group in connection with an equity offering by the Company in July 1993.

     Depreciation and amortization increased $887,000 to $12,302,000 in 1994 compared with 1993 due to newly acquired properties and capital additions during 1994.

     Interest expense was $26,101,000 in 1994, a decrease of $1,168,000 or 4% from $27,269,000 in 1993. The previously mentioned equity offering resulted in lower average short-term borrowings during 1994 compared with 1993. A higher level of construction in progress during 1994 compared with 1993 resulted in an increase in capitalized interest. In addition, the Core Group prepaid mortgage notes payable of $14.4 million in February 1994.

     General and administrative expenses decreased to $4,425,000 in 1994 from $5,227,000 in 1993. This variation is attributable to a decrease in the Company's general and administrative expenses which are allocated between the Core Group and Psychiatric Group primarily based on revenues. The Company's decrease in consolidated general and administrative expenses for 1994 was attributable to the reversal of $750,000 of a corporate relocation accrual recorded in the fourth quarter of 1993, after the Company decided to maintain its headquarters in Denver, Colorado. This was partially offset by higher expense from the Company's stock incentive plans and increased shareholder reporting and distribution costs in 1994.

  Future Operating Results

     The operators of most of the Company's facilities derive a substantial percentage of their total revenues from federal and state health care programs such as Medicare and Medicaid and from other third-party payors such as private insurance companies, self-insured employers and health maintenance organizations. Such operators also are subject to extensive federal, state and local government regulation relating to their operations, and the Company's facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with mandated procedures, licensure requirements under state law and certification standards under the Medicare and Medicaid programs. A change in reimbursement levels under the Medicare or Medicaid programs, a reduction in reimbursement by other third-party payors or an operator's failure to maintain its certification under Medicare or Medicaid programs could adversely affect revenues to the Company's facilities.

     The nature of health care delivery in the United States currently is undergoing change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed to both Houses of Congress. These plans have generally included revisions and limits on federal programs providing Medicaid reimbursement to state health care programs and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Company's Board and management are monitoring potential changes closely. The Company believes that these potential changes may pose risks for certain institutions that are unwilling or unable to respond. At the same time, the Company believes that this changing health care environment will provide the Core Group with new opportunities for investment.

     The ongoing changes in the health care industry include trends toward shorter lengths of hospital stay, increased use of outpatient services, increased federal, state and third-party oversight of health care company operations and business practices, and increased demand for discounted or capitated health care services (delivery of services at a fixed price per capita basis to a defined group of covered parties). Furthermore, federal, state and third-party payors continue to propose and adopt various cost containment measures that restrict the scope of reimbursable health care services and limit increases in reimbursement rates for such services. Payors also are continuing aggressively to enforce compliance with program requirements and to pursue providers that they believe have not complied with such requirements. Outpatient business is expected to increase as advances in medical technologies allow more procedures to be performed on an outpatient basis and as payors continue to direct more patients from inpatient care to outpatient care. In addition, the entrance of insurance companies into managed care programs is accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of health care services that are reimbursed under the Medicare and Medicaid programs continues to increase as the population ages and as states expand their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength. As a result of the foregoing, the revenues and margins may decrease at the Core Group's hospitals.

     Notwithstanding the potential for increasing government regulation, the Company believes that health care will continue to be delivered on a local and regional basis and that well-managed, high-quality, cost-controlled facilities will continue to be an integral part of local and regional health care delivery systems. The Company also believes that certain acute care hospitals will need to reconfigure or expand existing facilities or to affiliate themselves with other providers so as to become part of comprehensive and cost-effective health care systems. Such systems likely will include lower cost treatment settings, such as ambulatory care clinics, outpatient surgery centers, skilled nursing facilities and medical office buildings. In general, the Core Group facilities are part of local or regional health care delivery systems or are in the process of becoming integrated into such systems.

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

     Additional rental income from the Core Group's existing investments will be affected by changes in the revenues of the underlying business operations upon which such income is based. The Core Group's acute care investments accounted for 94% of net additional rental income for the year ended December 31, 1995, while rehabilitation investments accounted for 6%. Historically, a substantial portion of the Core Group's additional rental income has been attributable to six of the Core Group's original acute care properties (the Original Properties). With the significant revenue growth at a majority of the Original Properties in recent years, four properties had reached the additional rent transition point at the end of 1995 and it is anticipated that other properties may do so over the next few years. The Core Group's revenue participation rate for the six Original Properties declines from 5% to 1% when the additional rent transition point is reached. At December 31, 1995, the amount of potential additional rent at the 5% revenue participation rate for the six Original Properties was approximately $2.1 million per annum.

     The future operating results of the Core Group will be affected by additional factors including the amount, timing and yield of additional real estate investments and the competition for such investments. Operating results also will be affected by the availability and terms of the Company's future equity and debt financing. The Company's financing strategy includes the objective to reduce its cost of capital over time and enhance its financial flexibility to facilitate future growth. The Company believes that the distribution of the Psychiatric Group Depositary Shares will facilitate achievement of this objective.

     The Company's senior debt carries an implied investment grade rating from two rating agencies. In August 1994, the Company's BBB- implied senior debt rating was affirmed by Standard & Poor's but the outlook was revised to negative from stable. Duff & Phelps Credit Rating Co. assigned an initial implied senior debt rating of BBB- in November 1994.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1995, the Core Group had $5,263,000 outstanding under its revolving inter-Group loan to the Psychiatric Group. Under management policies currently in effect, the Core Group may provide the Psychiatric Group with revolving inter-Group loans of up to $8,750,000. In addition, as of December 31, 1995, the Core Group had $9,175,000 in fixed rate inter-Group loans to the Psychiatric Group.

     As of March 20, 1996, the Core Group had commitments of $8.2 million to fund construction obligations and capital expenditures over approximately the next six months.

     The Company has continued to increase its liquidity and enhance its financial flexibility. In October 1995, the Company's Core Group received $29.15 million as proceeds from the payoff of its interest in a mortgage loan and completed an offering of 2,500,000 additional shares of Core Group Common Stock resulting in net proceeds of $50.3 million. Proceeds from the mortgage loan payoff and equity offering were used to pay off the outstanding balance under the Company's bank credit facility. In December 1995, the Company closed on a new $150 million unsecured revolving credit facility which matures on December 27, 1998. As of March 20, 1996, the Company had $1 million of outstanding borrowings under its revolving credit facility. The Company's total indebtedness as of March 20, 1996 was $208.4 million. The Company will utilize its revolving credit facility to fund its Core Group commitments and future acquisitions. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following is a discussion of the combined financial condition and results of operations of the Psychiatric Group which should be read in conjunction with
(a) the combined financial statements and accompanying notes of the Psychiatric Group and (b) management's discussion and analysis of financial condition and results of operations and the financial statements and accompanying notes of the Company and the Core Group included elsewhere herein.

OPERATING RESULTS

  1995 Compared to 1994

     In 1995, the Psychiatric Group reported net income of $6,274,000, or $3.00 per share compared with a net loss of ($22,855,000) or ($10.96) per share in 1994. The net loss in 1994 reflects a write-down of psychiatric real estate investments of $30,000,000, or $14.38 per share as a result of accelerating negative trends in the psychiatric industry. Net income for 1995 and 1994 reflect costs related to the Distribution of $300,000, or $.14 per share, and $1,450,000, or $.70 per share, respectively. Net income in 1995 reflects a reduction in income due to the sale of three psychiatric properties and the lease restructurings of two psychiatric investments subsequent to September 1994.

     Rental income was $3,053,000 in 1995, a decrease of $4,924,000 or 62% from $7,977,000 in 1994. This decrease was primarily attributable to a reduction in rental income due to the sale of three psychiatric properties and the lease restructurings of two psychiatric investments. The property sales, together with lower depreciation expense on psychiatric properties written down in June 1994, resulted in a decrease in depreciation and amortization of $999,000 to $802,000 in 1995 compared with 1994.

     Additional rental and interest income was $720,000 in 1995, an increase of $122,000 from $598,000 in 1994. This positive variation was attributable to an increase in the facility revenues upon which such additional rent and interest is based.

     Other interest income decreased $340,000 to $686,000 in 1995 from $1,026,000 in 1994. This decrease was primarily attributable to lower average borrowings under revolving credit agreements provided to psychiatric hospital operators as a result of the sale of two psychiatric properties and the lease restructurings of two psychiatric investments.

     Interest expense on inter-Group loans from the Core Group was $2,029,000 in 1995, a decrease of $2,012,000 or 50% from $4,041,000 in 1994. This decrease reflects a lower average balance outstanding on loans from the Core Group, which was primarily attributable to $15,150,000 of repayments to the Core Group from the proceeds of the previously mentioned property sales and restructurings.

     General and administrative expenses decreased to $941,000 in 1995 from $951,000 in 1994. The Company's consolidated general and administrative expenses are allocated between the Core Group and Psychiatric Group primarily based on revenues, however significant costs directly related to either Group are specifically charged to the applicable Group. Although costs allocated to the Psychiatric Group based on revenues decreased, the Psychiatric Group was specifically charged for $225,000 of costs related to financial advisory services provided to the Psychiatric Group by an investment banking firm.

     In 1994, $1,450,000 was accrued for the cost of the planned Distribution. The $300,000 of targeted stock issuance costs was an additional accrual made in the second quarter of 1995 to reflect the increased costs of the Distribution. The increased costs primarily reflect higher legal and accounting fees and printing and shipping costs as a result of the extended filing period.

  1994 Compared to 1993

     In 1994, the Psychiatric Group reported a net loss of ($22,855,000), or ($10.96) per share compared with net income of $2,371,000, or $1.26 per share in 1993.

     The net loss in 1994 and net income in 1993 were impacted by several significant items. The net loss in 1994 reflected a write-down of psychiatric hospital investments of $30,000,000, or $14.38 per share, as a result of accelerating negative trends in the psychiatric industry. In 1994, $1,450,000, or $.70 per share, was accrued for the cost of the planned issuance of the Psychiatric Group Depositary Shares. Litigation costs were $2,234,000, or $1.19 per share, in 1993 as a result of the defense and settlement of a shareholder class action lawsuit against the Company.

     Rental income was $7,977,000 in 1994, a decrease of $355,000 or 4% from $8,332,000 in 1993. This decrease is attributable to a reduction in rental income due to the sale of a property in October 1994. The property was sold at net book value.

     Additional rental and interest income was $598,000 in 1994, a decrease of $62,000 or 9% from $660,000 in 1993. This decrease is attributable to a decline in the psychiatric hospitals' revenues due to negative industry trends.

     Other interest income increased $388,000 to $1,026,000 in 1994 from $638,000 in 1993. This increase resulted from higher average balances of other notes receivable in 1994 compared with 1993.

     Depreciation and amortization decreased $871,000 to $1,801,000 in 1994 compared with 1993 primarily as a result of lower depreciation expense subsequent to the aforementioned write-down of psychiatric hospital investments.

     Interest expense on inter-Group loans from the Core Group was $4,041,000 in 1994, a decrease of $2,789,000 or 41% from $6,830,000 in 1993. This decrease reflects a lower average balance outstanding on loans from the Core Group following the attribution of equity to the Psychiatric Group in connection with an equity offering by the Company in July 1993.

     General and administrative expenses decreased to $951,000 in 1994 from $1,210,000 in 1993. This variation is attributable to a decrease in consolidated general and administrative expenses which are allocated between the Core Group and the Psychiatric Group primarily based on revenues. The Company's decrease in consolidated general and administrative expenses for 1994 was attributable to the reversal of $750,000 of a corporate relocation accrual recorded in the fourth quarter of 1993, after the Company decided to maintain its headquarters in Denver, Colorado. This was partially offset by higher expense from the Company's stock incentive plans and increased shareholder reporting and distribution costs in 1994.

  Future Operating Results

     The operators of most of the Company's facilities derive a substantial percentage of their total revenues from federal and state health care programs such as Medicare and Medicaid and from other third-party payors such as private insurance companies, self-insured employers and health maintenance organizations. Such operators also are subject to extensive federal, state and local government regulation relating to their operations, and the Company's facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with mandated procedures, licensure requirements under state law and certification standards under the Medicare and Medicaid programs. A change in reimbursement levels under the Medicare or Medicaid programs, a reduction in reimbursement by other third-party payors or an operator's failure to maintain its certification under Medicare or Medicaid programs could adversely affect revenues to the Company's facilities.

     The nature of health care delivery in the United States currently is undergoing change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed to both Houses of Congress. These plans have generally included revisions and limits on federal programs providing Medicaid reimbursement to state health care programs and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Company's Board and management are monitoring potential changes closely. The Company believes that these potential changes may pose risks for certain institutions that are unwilling or unable to respond.

     The ongoing changes in the health care industry include trends toward shorter lengths of hospital stay, increased use of outpatient services, increased federal, state and third-party oversight of health care company operations and business practices, and increased demand for discounted or capitated health care services (delivery of services at a fixed price per capita basis to a defined group of covered parties). Furthermore, federal, state and third-party payors continue to propose and adopt various cost containment measures that restrict the scope of reimbursable health care services and limit increases in reimbursement rates for such services. Payors also are continuing aggressively to enforce compliance with program requirements and to pursue providers that they believe have not complied with such requirements. Outpatient business is expected to increase as advances in medical technologies allow more procedures to be performed on an outpatient basis and as payors continue to direct more patients from inpatient care to outpatient care. In addition, the entrance of insurance companies into managed care programs is accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of health care services that are reimbursed under the Medicare and Medicaid programs continues to increase as the population ages and as states expand their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength.

     Fundamental changes in the psychiatric industry continue to negatively impact the facility-specific operating cash flow at the Psychiatric Group's properties. Institutions responsible for providing insurance coverage to patients who use inpatient psychiatric treatment services have directed efforts toward decreasing their payments for such services, thereby reducing hospital operating revenues. Some cost-cutting measures used by such institutions include decreasing the inpatient length of stay, intensively reviewing utilization, directing patients from inpatient care to outpatient care and negotiating reduced reimbursement rates for services. In addition, such institutions have extended the length of time for making payments, resulting in increases in accounts receivable. The wider use of psychotropic drugs also has resulted in significant declines in the average length of stay. Although the operators of the psychiatric hospitals are responding by developing lower cost outpatient and daypatient programs, increasing case management and reducing operating costs, their efforts are generally not consistently mitigating the negative impact of these fundamental psychiatric industry changes. As a result, certain of the Psychiatric Group hospital operators have had difficulty meeting their payment obligations to the Psychiatric Group on a timely basis and there can be no assurance that Psychiatric Group operators will be able to meet their payment obligations in the future. Should this situation occur, it would negatively impact the cash flow of the Psychiatric Group and its dividend payments to the holders of Psychiatric Group Depositary Shares.

     The Psychiatric Group currently is providing financing under revolving credit agreements to the operators of three of its psychiatric hospitals. As of March 20, 1996, outstanding borrowings under such agreements totaled $4,475,000, and the Psychiatric Group has committed to fund an additional $1,225,000 of borrowings upon request, subject to certain conditions. These borrowings, which are secured by accounts receivable and certain personal property and which contain events of default that would be triggered by defaults under the lease relating to the relevant psychiatric hospital, are the primary source of financing for these operators' operating and capital needs. These psychiatric hospitals have, from time to time, been unable to generate sufficient cash flow for working capital and the development of new programs. In certain cases, these psychiatric hospitals have not been able to pay down the outstanding borrowings under the revolving credit agreements provided by the Psychiatric Group or to secure replacement financing from third-party lenders. To the extent the psychiatric hospitals have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's Board of Directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital operator, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then-existing policies), although the Company's Board of Directors is under no obligation to do so.

     The fundamental ongoing changes in the psychiatric industry and the resulting impact on operator financial performance have resulted in the restructuring of operator payment obligations and significant investment write-downs, the most recent of which occurred during 1994 when the Psychiatric Group recorded a $30,000,000 write-down of its investments in the psychiatric hospitals. Although management believes that the recorded investments in the psychiatric hospitals are realizable, if the psychiatric operators are unable to successfully adapt to the fundamental ongoing changes in the psychiatric industry and consistently mitigate the negative impact of such changes on their financial performance, the Psychiatric Group may be required to further restructure payment obligations or make additional write-downs of the value of its investments in the psychiatric hospitals. The Psychiatric Group does not intend to make further investments, and over time, may sell, restructure or seek other means to reduce its investments. The Psychiatric Group sold its psychiatric property in Torrance, California in October 1994 for $5,772,000 in cash (at net book value), sold two of its psychiatric properties in Massachusetts in February 1995 for $13,825,000 in cash (at net book value) and restructured the terms of its two Florida psychiatric hospital investments in March 1995. The Psychiatric Group Depositary Shares were distributed in July 1995 in an effort to effectively separate the economic attributes of the Company's psychiatric investments (the Psychiatric Group) from its core investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group). In September 1995, the Company retained an investment banking firm for an initial one-year period to provide a broad range of financial advisory services to the Psychiatric Group. These services include supplemental monitoring of the performance of individual assets, assistance in potential sales or restructurings of particular investments and continuing assessments of available strategic alternatives for the portfolio. The cost of these services are specifically charged to the operating results of the Psychiatric Group.

     The Psychiatric Group has received information from the owner of the two Florida psychiatric hospitals regarding wide-ranging objections by several large insurance companies and other payors with respect to claims presented for services rendered. There also have been a series of negative stories in the national media and the local press in Florida on psychiatric care provided in Florida, including criticism of admissions policies and practice patterns at psychiatric hospitals in the state generally, and at these two hospitals. There have been legislative hearings in Florida on these issues, and the Psychiatric Group believes that regulatory investigations are being conducted. In addition, the owner has informed the Psychiatric Group that the hospitals are experiencing operational and cash flow difficulties which have negatively impacted their ability to fund their rental and interest obligations to the Psychiatric Group as they become due. Although The Retreat has made all of its required rental and interest payments in 1996 through March, The Manors has not made its required rental and interest payments for February or March of 1996. The net book values of the Psychiatric Group's investment in The Manors and The Retreat, including advances under existing revolving credit agreements, as of December 31, 1995 totaled $7,386,000 and $10,024,000, respectively. Quarterly base rent and interest obligations of The Manors and The Retreat total approximately $200,000 and $285,000 ($.10 and $.14 per Psychiatric Group Depositary Share), respectively.

     At the beginning of 1996, the owner retained the Intensive Resource Division of Quorum Health Resources, Inc. (Quorum), a subsidiary of Quorum Health Group, Inc., to operate both hospitals on a contract basis. The Psychiatric Group has an active dialogue with the owner of the two hospitals and Quorum regarding the revised plans for the hospitals for 1996 and beyond. The owner has requested that the Psychiatric Group consider an adjustment or deferral in the current lease and interest payments and other aspects of their agreements with the Psychiatric Group while the owner and Quorum carry out certain restructuring and restaffing of the hospitals. The Psychiatric Group and its financial advisors currently are evaluating the revised plans and the proposed adjustments to the hospitals' existing obligations to the Psychiatric Group and it is likely that some relief will be granted. Although the extent and duration of any rent and interest relief which may be granted has not been determined, any such modification of terms would have an adverse impact on the Psychiatric Group's results of operations and cash flow. The Psychiatric Group's dividend is determined quarterly based upon each quarter's operating results. It is likely that any adjustment to either of the two Florida hospitals' rent and interest obligations would have a negative impact on the Psychiatric Group's quarterly dividend payment.

     The Psychiatric Group has been informed by the operator of Rock Creek Center (RCC) in Lemont, Illinois that recent payor reimbursement issues may have an adverse impact on the cash flows of the facility. The operator remains current on its rental and interest obligations to the Psychiatric Group through March 1996. The Psychiatric Group has an active dialogue with the operator regarding the payor reimbursement issues and the potential impact of such issues on the operator's near-term cash flows and financial and operational plans for the remainder of 1996 and beyond.

     The Psychiatric Group has an active dialogue with the operator of the two New York Four Winds facilities regarding the operator's desire to create an integrated behavioral health care delivery system in lower and upper New York State. Such a system likely will include these hospitals as the base for delivery systems in their respective markets and is intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the State of New York. The Psychiatric Group is supportive of the operator's strategy and has agreed in principle to release certain of its security interests in the operator's short-term assets on a staged basis to permit the operator to obtain the capital required to develop this system.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 20, 1996, the Psychiatric Group had aggregate unfunded commitments under revolving credit agreements provided to psychiatric hospital operators of $1.2 million.

     At December 31, 1995, the Psychiatric Group had $5,263,000 and $9,175,000 outstanding under its revolving inter-Group loan from the Core Group and its fixed rate inter-Group loan from the Core Group, respectively. The Psychiatric Group is required to use the net proceeds from the disposition of Psychiatric Group assets to pay down its outstanding revolving inter-Group loan (to the extent of the psychiatric hospital operator borrowings under revolving credit agreements associated with the asset or assets sold) with any excess used to pay down the balance outstanding under the fixed rate inter-Group loan. The Psychiatric Group reduced the combined balance of the revolving inter-Group and fixed rate inter-Group loans by $15,150,000 in the first quarter of 1995 with proceeds from such asset sales and operator borrowing paydowns. The Company's Board of Directors has established certain management policies relating to the Psychiatric Group's inter-Group loans from the Core Group. Under the policies currently in effect, which may be modified or rescinded in the sole discretion of the Company's Board of Directors, the aggregate revolving inter-Group loans owed to the Core Group by the Psychiatric Group are limited to a maximum of $8,750,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar with any permanent repayment in the future of borrowings under revolving credit agreements provided to Psychiatric Group hospital operators. In addition, the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000, and except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced to the Psychiatric Group by the Core Group. The Psychiatric Group has no third-party sources of additional financing and, as a result, will be dependent on the Core Group for all such financing. Although the Core Group may make this financing available, there is no obligation of the Company's Board of Directors to cause the Core Group to provide funds to the Psychiatric Group if the Board of Directors determines that it is in the Company's best interest not to do so.

     The Psychiatric Group does not expect to make any additional acquisitions or capital investments except to the extent of existing unfunded commitments under revolving credit agreements provided to facility operators. Future dividend payments will be determined quarterly and will be primarily dependent upon the financial performance of the Psychiatric Group. The Psychiatric Group expects to distribute a substantial portion of its funds from operations and net proceeds from asset dispositions, after payments of inter-Group loan obligations, to holders of Psychiatric Group Depositary Shares. In general, the Psychiatric Group will not retain any significant amount of its cash flow, and as discussed above, its sources of financing and liquidity will be limited.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated balance sheets as of December 31, 1995 and 1994 and its consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993, together with a report of Arthur Andersen LLP, independent public accountants, are included elsewhere herein. The Core Group's and the Psychiatric Group's combined balance sheets as of December 31, 1995 and 1994, and their combined statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993, together with reports of Arthur Andersen LLP, independent public accountants, also are included elsewhere herein. See "Index to Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in the Company's proxy statement for its May 23, 1996 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995. See "Item 1. Business -- Executive Officers of the Company" for a description of the Executive Officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

     There is hereby incorporated by reference the information to appear under the caption "Compensation of Directors and Executive Officers" in the Company's proxy statement for its May 23, 1996 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     There is hereby incorporated by reference the information to appear under the caption "Principal Shareholders of the Company" in the Company's proxy statement for its May 23, 1996 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

(A)(1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

     The financial statements and schedule listed in the accompanying index to the consolidated, Core Group combined and Psychiatric Group combined financial statements, are filed as part of this Annual Report on Form 10-K.

(a)(3) EXHIBITS.

     3.1   --   Certificate of Incorporation, as amended to date, filed as Exhibit 4.1 to the
                Company's Registration Statement on Form S-3 (No. 33-61895), effective October
                17, 1995, and incorporated herein by reference.
     3.2   --   Amended and Restated Bylaws of the Company, filed as Exhibit 3.2 to the
                Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
     4.1   --   Rights Agreement dated as of April 10, 1990, filed as Exhibit 2 to the
                Company's Registration Statement on Form 8-A dated April 20, 1990, and incorporated herein by reference.
     4.2   --   Form of Note Agreement between the Company and various institutional investors, dated as of May 1, 1989, for the Company's $5,000,000 11.33% Series A Notes due
                May 30, 1996 and $120,000,000 11.44% Series B Notes due May 30, 1999, filed as
                Exhibit 4.1 to the Company's Registration Statement on Form S-11 (No.
                33-29387), effective August 4, 1989, and incorporated herein by reference.
     4.3   --   Form of Note Agreement between the Company and various institutional investors, dated as of September 1, 1990, for the Company's $100,000,000 10.41% Senior
                Notes due September 15, 2000, filed as Exhibit 4.2 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.
     4.4   --   Certificate of Designations of Psychiatric Group Preferred Stock, filed as
                Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the
                Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.
    10.1   --   American Health Properties, Inc. 1988 Stock Option Plan, filed as Exhibit 28 to the Company's Registration Statement on Form S-8 (No. 33-25781), filed with the
                Securities and Exchange Commission on November 28, 1988, and incorporated herein by reference.
    10.2   --   American Health Properties, Inc. 1990 Stock Incentive Plan, filed as Exhibit B to the Company's Proxy Statement for its 1990 Annual Meeting of Shareholders
                filed with the Securities and Exchange Commission on May 7, 1990, and
                incorporated herein by reference.
    10.3   --   Employment Agreements between the Company and Joseph P. Sullivan, C. Gregory
                Schonert and Michael J. McGee, filed as Exhibit 10.8 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
    10.4   --   American Health Properties, Inc. 1994 Stock Incentive Plan, filed as Appendix A to the Company's Proxy Statements for its 1994 Annual Meeting of Shareholders
                filed with the Securities and Exchange Commission on April 8, 1994, and
                incorporated herein by reference.
    10.5   --   American Health Properties, Inc. Nonqualified Stock Option Plan for Nonemployee
                Directors, filed as Appendix B to the Company's Proxy Statement for its 1994
                Annual Meeting of Shareholders filed with the Securities and Exchange
                Commission on April 8, 1994, and incorporated herein by reference.
    10.6   --   Credit Agreement dated as of December 27, 1995 among American Health
                Properties, Inc., the financial institutions listed therein, Banque Paribas as
                Co-Agent, First Union Bank of North Carolina as Co-Agent, NationsBank of Texas,
                N.A. as Co-Agent and Wells Fargo Bank, N.A. as Arranger, Agent and Facing Bank,
                filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 5, 1996, and incorporated herein by reference.
     *21   --   List of subsidiaries of the Company
     *23   --   Consent of Independent Public Accountants
     *24   --   Powers of Attorney (included in signature page at page 24)
     *27   --   Financial Data Schedule
   *99.1   --   Four Winds, Inc. Financial Highlights

- ---------------
* Filed herewith

(b) REPORTS ON FORM 8-K.

     On October 11, 1995, the Company filed a Current Report on Form 8-K pertaining to the receipt of proceeds from the sale of its interest in a mortgage loan.

     On October 17, 1995, the Company filed a Current Report on Form 8-K for the purpose of reporting selected financial information (statements of operations, funds from operations, net income (loss) per share, funds from operations per share, dividends per share, average shares outstanding, total assets, total debt and total shareholders' equity) with respect to the consolidated Company, Core Group and Psychiatric Group for the three and nine months ended September 30, 1995 and 1994.

     On October 18, 1995, the Company filed a Current Report on Form 8-K that contained as exhibits the Underwriting Agreement and Terms Agreement for the Company's public offering of 2,500,000 shares of Core Group Common Stock on October 17, 1995.

                        AMERICAN HEALTH PROPERTIES, INC.

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                        PAGE
                                                                                        -----
CONSOLIDATED FINANCIAL STATEMENTS:
  Report of independent public accountants............................................     36
  Consolidated balance sheets at December 31, 1995 and 1994...........................     37
  For the years ended December 31, 1995, 1994 and 1993:
     Consolidated statements of operations............................................     38
     Consolidated statements of stockholders' equity..................................     39
     Consolidated statements of cash flows............................................     40
  Notes to consolidated financial statements..........................................     41
SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:
  Report of independent public accountants............................................     53
  III -- Real Estate and Accumulated Depreciation.....................................     54
CORE GROUP COMBINED FINANCIAL STATEMENTS:
  Report of independent public accountants............................................     56
  Combined balance sheets at December 31, 1995 and 1994...............................     57
  For the years ended December 31, 1995, 1994 and 1993:
     Combined statements of operations................................................     58
     Combined statements of stockholders' equity......................................     59
     Combined statements of cash flows................................................     60
  Notes to combined financial statements..............................................     61
PSYCHIATRIC GROUP COMBINED FINANCIAL STATEMENTS:
  Report of independent public accountants............................................     71
  Combined balance sheets at December 31, 1995 and 1994...............................     72
  For the years ended December 31, 1995, 1994 and 1993:
     Combined statements of operations................................................     73
     Combined statements of stockholders' equity......................................     74
     Combined statements of cash flows................................................     75
  Notes to combined financial statements..............................................     76

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Health Properties, Inc.:

     We have audited the accompanying consolidated balance sheets of American Health Properties, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Health Properties, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado,
March 25, 1996.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1995          1994
                                                                       ---------     ---------
                                                                        (IN THOUSANDS EXCEPT
                                                                       PER SHARE AMOUNTS)
ASSETS
Real estate properties
  Buildings and improvements.........................................  $ 534,023     $ 503,047
  Accumulated depreciation...........................................    (82,435)      (70,617)
                                                                       ---------     ---------
                                                                         451,588       432,430
  Land...............................................................     61,853        62,948
  Construction in progress...........................................      6,016            --
                                                                       ---------     ---------
                                                                         519,457       495,378
Mortgage notes receivable, net.......................................     37,851        37,875
Construction loan....................................................         --        21,383
Other notes receivable...............................................      4,915         9,428
Direct financing leases..............................................      6,230         3,816
Cash and short-term investments......................................      7,571         1,838
Receivables..........................................................      7,141         6,974
Deferred financing costs and other assets............................      3,151         2,811
                                                                       ---------     ---------
                                                                       $ 586,316     $ 579,503
                                                                       =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Bank loans payable...................................................  $      --     $  14,500
Subordinated convertible bonds payable...............................      6,378         6,163
Senior notes payable.................................................    201,000       225,000
Accounts payable and accrued liabilities.............................      7,957         9,668
Dividends payable....................................................     13,506        11,989
Deferred income......................................................      4,415         4,682
                                                                       ---------     ---------
                                                                         233,256       272,002
                                                                       ---------     ---------
Commitments and contingencies
Stockholders' equity
  Preferred stock $.01 par value; 1,000 shares authorized; 208 and no
     shares issued and outstanding...................................          2            --
  Common stock $.01 par value; 100,000 shares authorized; 23,443 and
     20,851 shares issued and outstanding............................        234           209
  Additional paid-in capital.........................................    480,703       426,783
  Cumulative net income..............................................    212,312       169,931
  Cumulative dividends...............................................   (340,191)     (289,422)
                                                                       ---------     ---------
                                                                         353,060       307,501
                                                                       ---------     ---------
                                                                       $ 586,316     $ 579,503
                                                                       =========     =========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                              1995          1994         1993
                                                             -------      --------      -------
                                                               (IN THOUSANDS EXCEPT PER SHARE
                                                                          AMOUNTS)
REVENUES
  Rental income............................................  $67,793      $ 67,732      $64,555
  Mortgage interest income.................................    6,732         5,787        5,687
  Additional rental and interest income....................   11,125         9,506        9,334
  Other interest income....................................    5,580         4,002        1,947
                                                             -------      --------      -------
                                                              91,230        87,027       81,523
                                                             -------      --------      -------
EXPENSES
  Depreciation and amortization............................   14,377        14,103       14,087
  Interest expense.........................................   27,057        26,101       27,269
  General and administrative...............................    6,839         5,376        6,437
  Targeted stock issuance costs............................      300         1,450           --
  Litigation costs.........................................       --            --        2,234
  Write-down of real estate investments....................       --        30,000           --
                                                             -------      --------      -------
                                                              48,573        77,030       50,027
Minority interest..........................................      276           304          251
                                                             -------      --------      -------
Income before gain on sale of property.....................   42,381         9,693       31,245
Gain on sale of property...................................       --            --       19,742
                                                             -------      --------      -------
NET INCOME.................................................  $42,381      $  9,693      $50,987
                                                             =======      ========      =======
ATTRIBUTABLE TO --
  CORE GROUP COMMON STOCK
     Net income............................................  $36,107      $ 32,548      $48,616
     Net income per share..................................  $  1.69      $   1.56      $  2.58
     Weighted average shares outstanding...................   21,405        20,856       18,843
     Dividends declared per share..........................  $  1.99      $   1.88      $  1.91
  PSYCHIATRIC GROUP DEPOSITARY SHARES
     Net income (loss).....................................  $ 6,274      $(22,855)     $ 2,371
     Net income (loss) per share...........................  $  3.00      $ (10.96)     $  1.26
     Weighted average shares outstanding...................    2,091         2,086        1,884
     Dividends declared per share..........................  $  3.20      $   4.16      $  3.36

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    PREFERRED STOCK    COMMON STOCK     ADDITIONAL                                 TOTAL
                                    ---------------   ---------------    PAID-IN     CUMULATIVE   CUMULATIVE   STOCKHOLDERS'
                                    SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     NET INCOME   DIVIDENDS       EQUITY
                                    ------   ------   ------   ------   ----------   ----------   ----------   -------------
                                    (IN THOUSANDS)
BALANCES AT DECEMBER 31, 1992.....     --     $ --    17,260    $173     $342,599     $109,251    $(196,674)     $ 255,349
  Public offering of additional
    shares........................     --       --     3,450      35       80,806           --           --         80,841
  Stock incentives, net...........     --       --        25      --          399           --           --            399
  Exercise of stock options.......     --       --        20      --          493           --           --            493
  Net income......................     --       --        --      --           --       50,987           --         50,987
  Dividends.......................     --       --        --      --           --           --      (44,766)       (44,766)
                                      ---     ----    ------    ----     --------     --------    ---------       --------
BALANCES AT DECEMBER 31, 1993.....     --       --    20,755     208      424,297      160,238     (241,440)       343,303
  Stock incentives, net...........     --       --         6      --          524           --           --            524
  Exercise of stock options.......     --       --        90       1        1,962           --           --          1,963
  Net income......................     --       --        --      --           --        9,693           --          9,693
  Dividends.......................     --       --        --      --           --           --      (47,982)       (47,982)
                                      ---     ----    ------    ----     --------     --------    ---------       --------
BALANCES AT DECEMBER 31, 1994.....     --       --    20,851     209      426,783      169,931     (289,422)       307,501
  Public offering of additional
    shares........................     --       --     2,500      25       50,292           --           --         50,317
  Stock incentives, net...........     --       --        15      --        1,916           --           --          1,916
  Exercise of stock options.......     --       --        77      --        1,732           --           --          1,732
  Distribution of Psychiatric
    Group Preferred Stock.........    208        2        --      --          (20)          --           --            (18)
  Net income......................     --       --        --      --           --       42,381           --         42,381
  Dividends.......................     --       --        --      --           --           --      (50,769)       (50,769)
                                      ---     ----    ------    ----     --------     --------    ---------       --------
BALANCES AT DECEMBER 31, 1995.....    208     $  2    23,443    $234     $480,703     $212,312    $(340,191)     $ 353,060
                                      ===     ====    ======    ====     ========     ========    =========       ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...............................................  $ 42,381     $  9,693     $ 50,987
  Depreciation, amortization and other non-cash items......    16,584       16,041       15,414
  Deferred income..........................................      (340)         269         (412)
  Write-down of real estate investments....................        --       30,000           --
  Gain on sale of property.................................        --           --      (19,742)
  Change in receivables and other assets...................      (636)        (383)         109
  Change in accounts payable and accrued liabilities.......      (518)        (636)        (472)
                                                             --------     --------     --------
                                                               57,471       54,984       45,884
                                                             --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition and construction of real estate properties...   (49,333)     (40,142)     (28,502)
  Proceeds from sale of properties.........................    10,825        5,772       41,940
  Principal payments on mortage notes receivable...........    26,543           --           --
  Construction loan fundings...............................    (5,136)     (23,180)     (15,039)
  Construction loan paid...................................        --       16,836           --
  Other notes receivable...................................     4,513         (830)      (2,548)
  Direct financing leases..................................    (2,414)      (1,013)      (2,803)
  Administrative capital expenditures......................       (96)        (183)         (44)
                                                             --------     --------     --------
                                                              (15,098)     (42,740)      (6,996)
                                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings (payments) on bank loans payable..............   (14,500)      14,500      (40,500)
  Principal payments on senior notes payable...............   (24,000)          --           --
  Principal payments on mortgage notes payable.............        --      (14,468)      (1,137)
  Financing costs paid.....................................      (919)        (248)      (1,371)
  Proceeds from sale of stock..............................    50,317           --       80,841
  Proceeds from exercise of stock options..................     1,732        1,963          493
  Cash paid in lieu of fractional shares...................       (18)          --           --
  Dividends paid...........................................   (49,252)     (47,823)     (42,436)
                                                             --------     --------     --------
                                                              (36,640)     (46,076)      (4,110)
                                                             --------     --------     --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS.....     5,733      (33,832)      34,778
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR.........     1,838       35,670          892
                                                             --------     --------     --------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR...............  $  7,571     $  1,838     $ 35,670
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

     Distribution of Psychiatric Group Depositary Shares. On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its common stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of common stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock, a new series of preferred stock, par value $0.01 per share. The Distribution was designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. In connection with the Distribution, the Company specifically assigned or, if not directly assigned, allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Core Group. However, the change in the capital structure of the Company effected by the Distribution does not affect the respective legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of the Core Group and the Psychiatric Group also are included elsewhere herein. For purposes of computing per share data for periods prior to the actual Distribution, the number of shares of Core Group Common Stock are assumed to be the same as the corresponding number of shares of the Company's common stock prior to the Distribution, while the number of Psychiatric Group Depositary Shares are assumed to be one-tenth of the corresponding number of shares of the Company's common stock prior to the Distribution.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New Accounting Standard. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires the recognition of an impairment loss on long-lived assets to be held and used if the carrying amount of an asset is less than the estimated future undiscounted cash flows expected to result from the use of the asset and its

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES eventual disposition, and requires that measurement of such impairment loss should be based on the fair value of the asset. Long-lived assets to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. SFAS 121 is effective in fiscal 1996. Management believes that adoption of SFAS 121 will not have a material impact on the accompanying consolidated financial statements.

     Real Estate Properties. The Company accounts for its property leases as operating leases. The Company records properties at cost and allocates the cost between land and buildings and improvements based on independent appraisals. Depreciation of properties is recorded on a straight-line basis over the estimated useful lives of the buildings and improvements (21 to 42 years).

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

     Qualification as a REIT under Sections 856 to 860 of the Internal Revenue Code applies to the Company as a whole, rather than the Core Group or Psychiatric Group individually. Dividends paid by the Company on its Core Group Common Stock and Psychiatric Group Depositary Shares must be sufficient in the aggregate for the Company to meet the minimum distribution requirements of the Internal Revenue Code. The Company's earnings and profits as a whole, without reference to the Core Group or Psychiatric Group individually, is used to determine the taxable character of dividends paid to holders of its Core Group Common Stock and Psychiatric Group Depositary Shares.

     Earnings and profits, which determine the taxable character of dividends paid to stockholders, differ from net income for financial reporting purposes due primarily to timing differences in the recognition of fee income, real estate property write-downs, mortgage note impairment reserves and various accruals and differences between the estimated useful lives used to compute depreciation for financial statement purposes and a 40-year life used in determining earnings and profits. The cost basis of the Company's real estate properties is generally the same for financial reporting and earnings and profits purposes, except for properties written down for financial reporting purposes and properties for which the previous owner's basis is required to be carried forward for tax purposes.

     Cash and Short-Term Investments. Cash and short-term investments consist of cash and all highly liquid investments with an original maturity date of less than three months and are stated at cost which approximates fair value.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

REAL ESTATE PROPERTIES

     The following table summarizes the Company's investment in health care real estate properties as of December 31, 1995:

                                                                            BUILDINGS AND     ACCUMULATED        NET
                                                                 LAND       IMPROVEMENTS      DEPRECIATION    BOOK VALUE
                                                                -------     -------------     -----------     ----------
                                                                                     (IN THOUSANDS)
Acute care general properties:
  Chesterfield General Hospital Cheraw, South Carolina........  $   720         10,687          $   237        $ 11,170
  Cleveland Regional Medical Center Cleveland, Texas..........      300          8,000              593           7,707
  Concho Valley Regional Hospital San Angelo, Texas...........      255         16,197            1,724          14,728
  Desert Valley Hospital Victorville, California..............    1,755         22,245              718          23,282
  Elmwood Medical Center Jefferson, Louisiana.................    4,412         38,411            5,429          37,394
  Frye Regional Medical Center Hickory, North Carolina........    1,247         44,202            9,738          35,711
  Halstead Hospital Halstead, Kansas..........................       80         14,170            1,181          13,069
  Irvine Medical Center Irvine, California....................   17,987         57,013            6,711          68,289
  Kendall Regional Medical Center Miami, Florida..............    4,163         64,849           13,750          55,262
  Lucy Lee Hospital Poplar Bluff, Missouri....................      404         23,162            4,747          18,819
  Marlboro Park Hospital Bennettsville, South Carolina........      640          7,153              159           7,634
  North Fulton Medical Center Roswell, Georgia................    4,149         42,042            7,114          39,077
  Palm Beach Gardens Medical Center Palm Beach Gardens,
    Florida...................................................    4,024         41,624            9,145          36,503
  Tarzana Regional Medical Center Tarzana, California.........   12,421         61,279           13,202          60,498
                                                                -------        -------          -------        --------
                                                                 52,557        451,034           74,448         429,143
                                                                -------        -------          -------        --------
Alzheimer's care property:
  Pine Haven Alzheimer's Care Facility Houston, Texas.........      225          3,420                7           3,638
                                                                -------        -------          -------        --------
Assisted living property:
  Summer Wind Residence Boise, Idaho..........................      110          2,890               24           2,976
                                                                -------        -------          -------        --------
Long-term care properties:
  Arkansas Manor Nursing Home Denver, Colorado................      154          3,912               79           3,987
  Cornerstone Care Center Lakewood, Colorado..................      125          4,731               73           4,783
  Douglas Manor Douglas, Arizona..............................      175          2,446               30           2,591
  Safford Care Center Safford, Arizona........................      100          4,834               58           4,876
                                                                -------        -------          -------        --------
                                                                    554         15,923              240          16,237
                                                                -------        -------          -------        --------
Medical office building:
  Walsh Medical Arts Plaza Murrieta, California...............      285          8,515              373           8,427
                                                                -------        -------          -------        --------
Psychiatric properties:
  The Manors Tarpon Springs, Florida..........................    1,457          5,066              812           5,711
  The Retreat Sunrise, Florida................................    3,325          8,609            2,210           9,724
  Rock Creek Center Lemont, Illinois..........................      440          6,065              922           5,583
                                                                -------        -------          -------        --------
                                                                  5,222         19,740            3,944          21,018
                                                                -------        -------          -------        --------
Rehabilitation properties:
  HCA Wesley Rehabilitation Hospital Wichita, Kansas..........    1,938         12,659            1,200          13,397
  Mountain View Regional Rehabilitation Hospital Morgantown,
    West Virginia.............................................       --         11,718            1,285          10,433
  Northwest Arkansas Rehabilitation Hospital Fayetteville,
    Arkansas..................................................      962          8,124              914           8,172
                                                                -------        -------          -------        --------
                                                                  2,900         32,501            3,399          32,002
                                                                -------        -------          -------        --------
                                                                $61,853        534,023          $82,435        $513,441
                                                                =======        =======          =======        ========

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     As of December 31, 1995, the Company had the following construction in progress:

                                                                          FUNDED
                                                                            TO       REMAINING
                                                                          DATE       COMMITMENT
                                                                          ------     ----------
                                                                             (IN THOUSANDS)
Cambria Lodge (a)
  El Paso, Texas........................................................  $1,741      $  3,468
Desert Valley Hospital (capital addition)
  Victorville, California...............................................   1,288         1,512
Garrison Creek Lodge (a)
  Seattle, Washington...................................................   2,313         3,295
Sherwood Place (a)
  Odessa, Texas.........................................................     674         4,469
                                                                          ------       -------
                                                                          $6,016      $ 12,744
                                                                          ======       =======

- ---------------
(a) The Company will own the real property of these 80-bed assisted living facilities upon completion of construction.

     Fundamental ongoing changes in the psychiatric industry and the resulting impact on operator financial performance have resulted in the restructuring of psychiatric operator payment obligations and significant psychiatric investment write-downs, the most recent of which occurred during 1994 when the Company recorded a $30,000,000 write-down of its investments in psychiatric hospitals. Of the $30,000,000 write-down, $22,050,000 related to the Company's investments in psychiatric hospital properties and $7,950,000 was established as a mortgage note impairment reserve. Although management believes that the recorded investments in the psychiatric hospitals are realizable, if the psychiatric operators are unable to successfully adapt to the fundamental ongoing changes in the psychiatric industry and consistently mitigate the negative impact of such changes on their financial performance, the Company may be required to further restructure payment obligations or make additional write-downs of the value of its investments in the psychiatric hospitals. The Company does not intend to make further investments in the psychiatric sector, and over time, may sell, restructure or seek other means to reduce its investments in the psychiatric sector. The Company has sold three of its psychiatric properties since September 1994. The Company also restructured the terms of its two Florida psychiatric hospital investments in March 1995. Pursuant to the restructuring, the annual minimum rental obligation of The Retreat psychiatric hospital in Sunrise, Florida was reduced from $2,359,000 to $1,100,000, and the annual minimum rental obligation of The Manors psychiatric hospital in Tarpon Springs, Florida was reduced from $855,000 to $600,000.

     Subsequent to the restructuring of the obligations of The Retreat and The Manors discussed above, the Company has become aware of additional operational and cash flow difficulties which have negatively impacted these hospitals' ability to fund their rental and interest obligations to the Company as they become due. Although The Retreat has made all required payments in 1996 through March, The Manors has not made its required rental and interest payments for February and March 1996. It is likely that some relief will be granted by the Company, although the extent and duration of such relief has not been determined. Additionally, although the operator of Rock Creek Center in Lemont, Illinois is current on all of its rental and interest obligations to the Company, the Company has become aware of payor reimbursement issues which may have an adverse impact on the cash flows of the hospital. The Company has active dialogues with the operators of these hospitals regarding the operators' plans to address these financial and operational issues. Any modification of terms covering the rental or interest obligations of these properties would have an adverse impact on the Company's Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     The Company's properties are leased under "net" leases pursuant to which the lessees are responsible for all maintenance, repairs, taxes, and insurance of the leased properties. The leases provide for the payment of minimum base rent and additional rent during the fixed term and any renewal terms. Additional rent is generally based on the increase in annual gross revenues of the related hospital as specified in the lease agreements.

     The Company has the right to approve capital expenditures at all properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. The Company has committed to fund approximately $1,512,000 of capital expenditures pursuant to these rights and obligations. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Company's increased investment.

     Six of the Company's acute care properties are leased to subsidiaries of American Medical International, Inc. (AMI), a subsidiary of Tenet Healthcare Corporation. The six leases are covered by cross-default provisions and the lease obligations are unconditionally guaranteed by AMI. In 1995, income from these leases accounted for 49% of the Company's total revenues.

     Future minimum annual rentals under the Company's noncancellable operating leases for calendar years 1996 through 2000 and thereafter are approximately $69,400,000, $69,400,000, $68,400,000, $45,500,000, $41,300,000 and
$119,100,000, respectively.

MORTGAGE NOTES RECEIVABLE

     Four Winds Hospital -- Saratoga $18,201,000. The Company has a mortgage note receivable secured by a first mortgage and security interest in the real property of Four Winds Hospital in Saratoga Springs, New York. The note has an initial term of ten years with two optional ten-year extension terms. The initial term maturity date is June 30, 1999. The interest rate on the note is 12.42%. Interest was payable monthly for the first six years, and thereafter, principal and interest payments of $194,000 are payable monthly.

     Four Winds Hospital -- Katonah $27,600,000. The Company has a mortgage note receivable secured by a first mortgage and security interest in the real property of Four Winds Hospital in Katonah (Westchester County), New York (the Four Winds Note). At June 30, 1992, the Company recorded a $33,600,000 write-down on the original $61,200,000 Four Winds Note which reduced the Company's recorded investment in the Four Winds Note to its present amount of $27,600,000.

     At the end of 1992, a formal restructuring of the Four Winds Note was completed, pursuant to which monthly interest payments were $3,400,000 in the first year, increase $100,000 annually in each of the succeeding six years and remain at $4,000,000 per year through maturity. The restructured note has an initial term of ten years with two optional ten-year extension terms. The initial term maturity date is November 30, 2002. Base interest received and recognized by the Company on the Four Winds Note in 1995, 1994 and 1993 was $3,608,000, $3,508,000 and $3,408,000, respectively. Annual base interest of approximately $7,600,000 would have been recorded in each of those years had the Four Winds Note performed in accordance with its original terms.

     In June 1994, in view of negative trends that caused declining cash flows at a number of the psychiatric hospitals, the Company recorded a $30,000,000 write-down of its investments in psychiatric hospitals. In connection with a review of Four Winds Hospital -- Saratoga and Four Winds Hospital -- Katonah, as well as uncertainties surrounding possible changes in Medicaid reimbursement and potential impact of increasing managed care in the State of New York, $7,950,000 of the $30,000,000 write-down was recorded as a mortgage note impairment reserve. The Company records interest on such mortgage notes as interest payments are received.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     The Company has an active dialogue with the operator of the two Four Winds psychiatric hospitals regarding the operator's desire to create an integrated behavioral health care delivery system in lower and upper New York State. Such a system likely will include these hospitals as the base for delivery systems in their respective markets and is intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the State of New York. The Company is supportive of the operator's strategy and has agreed in principle to release certain of its security interests in the operator's short-term assets on a staged basis to permit the operator to obtain the capital required to develop this system.

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

OTHER NOTES RECEIVABLE

     The Company provides financing at variable rates to certain psychiatric hospital operators under revolving credit agreements. The aggregate commitment under these credit agreements is $5,700,000 as of December 31, 1995. Borrowings under the credit agreements are subject to compliance with various covenants and may not exceed a specified percentage of the operators' net accounts receivable. Borrowings under the credit agreements are secured by accounts receivable and other personal property of the operators. As of December 31, 1995, $4,475,000 was outstanding under revolving credit agreements at a weighted average interest rate of 11.5%. The weighted average amount of borrowings under revolving credit agreements outstanding during 1995 was $5,066,000 at a weighted average interest rate of 11.9% with a maximum of $8,800,000 outstanding during the year.

     In connection with the Four Winds Note restructuring, the $950,000 balance outstanding under a revolving credit agreement was converted to a five-year amortizing term note. The note bears interest at an annual rate of 10.5%, and requires monthly principal and interest payments of $21,000 through maturity on December 1, 1997. As of December 31, 1995, the outstanding balance of this note was $440,000.

     The Company's pricing and terms of variable-rate financing and commitments provided to certain psychiatric hospital operators and a term note are indicative of current rates and credit risk, and therefore, the carrying amount of these financial instruments is a reasonable estimate of fair value.

DIRECT FINANCING LEASES

     In connection with certain of its investments in health care properties, the Company also has provided equipment leasing for terms of five to seven years which are classified as direct financing leases. As of December 31, 1995, the Company's aggregate net investment in these direct financing leases was $6,230,000, represented by total minimum lease payments receivable of $7,607,000 less unearned income of $1,377,000. Future minimum annual lease payments under these leases for calendar years 1996 through 2000 and thereafter are approximately $2,009,000, $2,020,000, $1,687,000, $1,255,000, $618,000 and
$18,000, respectively.

DEBT

     Bank Loans Payable. The Company has a $150 million unsecured revolving credit agreement with a syndicate of banks that matures on December 27, 1998 and bears an annual facility fee of 20 to 37.5 basis points. This agreement provides for interest on outstanding borrowings at either LIBOR plus a margin of 37.5 to 150 basis points or the prime rate plus, in certain circumstances, a margin of 25 to 50 basis points. The

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES margin on LIBOR or prime rate borrowings and the annual facility fee are dependent upon various conditions, including the Company's debt ratings and the level of borrowings outstanding. Currently, the Company is able to borrow at either LIBOR plus 87.5 basis points or the prime rate, and the annual facility fee is 25 basis points.

     The weighted average amount of borrowings under bank credit agreements outstanding during 1995, 1994 and 1993 was $27,467,000, $5,404,000 and
$11,227,000 at weighted average interest rates of 7.5%, 6.9% and 4.7%, respectively. The maximum amount outstanding under bank credit agreements in 1995, 1994 and 1993 was $73,000,000, $20,500,000 and $44,500,000, respectively.
As of December 31, 1995, the Company had no outstanding balance under its bank credit agreement.

     The duration of borrowings under the Company's unsecured revolving credit agreement are generally less than 90 days at variable pricing indicative of current short-term borrowing rates. Accordingly, carrying amount is a reasonable estimate of fair value.

     Senior Notes Payable. The Company's two issues of unsecured senior notes (the Senior Notes) were sold pursuant to private placements with institutional investors.

     In May 1989, the Company sold $5 million of 11.33% Series A Senior Notes and $120 million of 11.40% Series B Senior Notes. As provided under the terms of the note agreement, the interest rates on these notes were automatically adjusted to 11.38% on Series A and 11.45% on Series B effective as of October 25, 1989, concurrent with the downgrading of AMI's publicly-rated unsecured senior debt obligations. In the event that such AMI debt obligations are subsequently upgraded to an investment grade rating, the interest rates on the Series A and Series B Senior Notes automatically will readjust to 11.33% and 11.40%, respectively. Interest is payable quarterly in arrears. The Series A Senior Notes mature May 31, 1996, and the remaining $96 million of Series B Senior Notes require annual principal payments of $24 million on May 31, 1996 through maturity on May 31, 1999.

     In September 1990, the Company sold $100 million of 10.41% Senior Notes. Interest is payable semi-annually in arrears. The Senior Notes require annual principal payments of $20 million on September 15, 1996 through maturity on September 15, 2000.

     An estimate of rates currently available to the Company for debt with similar terms was used to determine the fair value of the Company's senior notes payable. As of December 31, 1995 and 1994, the estimated fair value of senior notes payable was $215 million and $231 million, respectively. Substantial make-whole premiums are required if the senior notes are paid off prior to contractual maturity.

     Subordinated Convertible Bonds Payable. The Company's Convertible Dual Currency Subordinated Bonds (the Swiss Bonds) were sold in Switzerland pursuant to public subscription in 1990.

     The Swiss Bonds have a coupon rate of 8 1/2% and are convertible at the option of the holder at any time until July 9, 2000 into shares of the Company's common stock at a conversion price of $23.45 per share and a fixed exchange rate of Sfr. 1.41 per U.S. $1.00. In 1995, 1994 and 1993, no conversions of Swiss Bonds were made. Final redemption of the 1,491 remaining Swiss Bonds will be made in U.S. dollars of $7,455,000 on July 19, 2000 provided additional conversions or redemption have not occurred earlier. The conversion price of the Swiss Bonds was adjusted in accordance with the indenture to reflect the Distribution.

     Interest on outstanding Swiss Bonds is payable annually in arrears in Swiss francs in July. Accrued and accreted interest is not paid on Swiss Bonds converted into common stock.

     The Company has reserved approximately 225,000 unissued shares of common stock for potential future Swiss Bond conversions.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     The fair value of the Company's subordinated convertible bonds payable is based on the quoted market price of the bonds as traded in Switzerland. As of December 31, 1995 and 1994, the estimated fair value of subordinated convertible bonds payable was $6,573,000 and $5,894,000, respectively.

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

     Annual Maturities. The aggregate amount of annual maturities of the Company's debt for calendar years 1996 through 2000 is $49,000,000, $44,000,000, $44,000,000, $44,000,000 and $27,455,000, respectively.

     Interest. Interest capitalized on construction in progress was $198,000, $883,000 and $577,000 in 1995, 1994 and 1993, respectively. Interest paid, net of interest capitalized, in 1995, 1994 and 1993 was $26,232,000, $24,924,000 and
$26,686,000, respectively.

PENSION PLANS

     The Company has a defined contribution pension plan covering all of its employees. Pension expense in 1995, 1994 and 1993 was $238,000, $207,000 and $202,000, respectively.

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

     The following table sets forth the amounts recognized in the Company's financial statements:

     Actuarial present value of benefit obligations:

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                        1995       1994
                                                                      --------   ---------
    Vested benefit obligation.......................................  $721,000   $ 580,000
                                                                      --------   ---------
    Accumulated benefit obligation..................................   737,000     580,000
                                                                      --------   ---------
    Projected benefit obligation....................................   762,000     596,000
    Unrecognized prior service cost.................................   (56,000)   (106,000)
    Unrecognized net gain...........................................    65,000     144,000
                                                                      --------   ---------
    Pension liability...............................................  $771,000   $ 634,000
                                                                      ========   =========

     Net pension cost included the following components:

                                                               1995       1994       1993
                                                             --------   --------   --------
    Current service cost...................................  $ 80,000   $ 70,000   $ 99,000
    Interest cost..........................................    50,000     39,000     43,000
    Amortization of prior service cost.....................    49,000     49,000     49,000
    Amortization of net gain...............................   (18,000)    (9,000)        --
                                                             --------   --------   --------
    Net periodic pension cost..............................  $161,000   $149,000   $191,000
                                                             ========   ========   ========

A discount rate of 7.0% and 8.5% for 1995 and 1994, respectively, and a 10.0% increase in annual base director fees once every five years were used in determining the actuarial present value of the projected benefit obligation.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

STOCK INCENTIVE PLANS

     The following is a summary of stock incentives activity:

                                      CORE GROUP COMMON STOCK                           PSYCHIATRIC GROUP DEPOSITARY SHARES
                        ----------------------------------------------------   -----------------------------------------------------
                               STOCK OPTIONS                                           STOCK OPTIONS
                        ----------------------------   DEFERRED                -----------------------------   DEFERRED
                        NUMBER OF       EXERCISE       AND DER    RESTRICTED   NUMBER OF        EXERCISE       AND DER    RESTRICTED
                         SHARES          PRICE          SHARES      STOCK        SHARES          PRICE          SHARES      STOCK
                        ---------   ----------------   --------   ----------   ----------   ----------------   --------   ----------
December 31,  1992.....  521,070    $18.00 to $35.25     1,636       32,554
 Granted/accumulated...  204,596    $23.50 to $27.75     7,562       25,164
 Exercised/restrictions
   lapsed..............  (20,000)   $23.50 to $25.75        --      (13,834)
Expired/canceled.......  (17,500)   $27.75 to $35.25        --           --
                         -------                       -------      -------
December 31, 1993......  688,166    $18.00 to $35.25     9,198       43,884
 Granted/accumulated...  174,964    $26.00 to $27.13    18,658        5,807
 Exercised/restrictions
   lapsed..............  (90,000)   $18.13 to $25.75        --      (16,750)
Expired/canceled.......  (20,000)   $27.13 to $35.25        --           --
                         -------                       -------      -------
December 31, 1994......  753,130    $18.00 to $35.25    27,856       32,941           --                            --          --
 Granted/accumulated ..  183,537    $20.63 to $21.23    37,885       14,859           --                         1,668          --
 Adjustment for
   Distribution........       --    $16.37 to $32.06        --           --       93,668    $16.31 to $31.94     5,718       4,777
 Exercised/restrictions
   lapsed..............  (77,547)   $18.76 to $26.60   (13,922)     (16,112)          --                            --      (1,610)
Expired/canceled....... (142,190)   $18.76 to $25.24    (5,594)     (12,639)     (21,974)   $18.69 to $26.50    (2,179)     (1,263)
                         -------                       -------      -------      -------                        ------      ------
December 31, 1995......  716,930    $16.37 to $32.06    46,225       19,049       71,694    $16.31 to $31.94     5,207       1,904
                         =======                       =======      =======      =======                        ======      ======

     The Company's stock incentive plans provide for the issuance of up to 2,600,000 shares of stock to directors and key employees of the Company. There were 1,293,896 shares available to grant further stock incentives at December 31, 1995. Pursuant to the terms of the Company's stock incentive plans, stock options, restricted stock, deferred shares and dividend equivalent rights (DERs) were adjusted to reflect the Distribution.

     Restrictions on shares of restricted stock lapse each year following the date of award with respect to one-sixth, one-fifth, one-quarter or one-half of the total number of shares awarded, as the case may be. Expense is determined based on the market value at the date of award and is recognized over the period such restrictions lapse. Expense recorded in 1995, 1994 and 1993 related to restricted stock awards was $277,000, $367,000 and $399,000, respectively.

     The exercise price of stock options is equal to the fair market value of the shares on the dates the options were granted. Stock options granted to directors become exercisable immediately or over two years and stock options granted to key employees become exercisable over two to four years. At December 31, 1995, options to purchase 536,815 shares of Core Group Common Stock were exercisable at prices of $16.37 to $32.06 and options to purchase 53,683 shares of Psychiatric Group Depositary Shares were exercisable at prices of $16.31 to $31.94. Stock options terminate ten years from the date of grant.

     DERs have been granted in tandem with some of the stock options granted to key employees. At each dividend declaration date, a calculation is made to determine the number of shares that could be acquired if dividends were paid on shares under option and accumulated DER shares, and such number of shares are accumulated for the benefit of option holders for a period of five years from the date of the option grant. Upon exercise or expiration of the related option, each option holder is entitled to receive additional shares equivalent to the accumulated number of related DER shares. Expense related to the DER shares is equal to the equivalent amount of dividends used to determine the number of DER shares. Expense recorded in 1995, 1994 and 1993 related to DER shares was $715,000, $577,000 and $255,000, respectively. Directors may elect

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES to receive payment of their annual Board fees on a deferred basis in the form of stock of the Company. These deferred shares, and related accumulated DER shares, are issued to the director making such an election at the end of each three-year deferral period. At December 31, 1995, substantially all deferred and DER shares were issuable upon exercise of the related vested options or otherwise unrestricted.

PREFERRED STOCK PURCHASE RIGHTS PLAN

     On April 20, 1990, the Company distributed to shareholders one preferred stock purchase right (each a Right) for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of preferred stock, Series A, par value $.01 per share (the Series A Preferred Shares), of the Company at a price of $45. The Company's Psychiatric Group Depositary Shares do not include the Rights or entitle holders thereof to receive the Rights, which are applicable only to the Company's Core Group Common Stock. The total number of Rights currently issued or issuable, including Rights issuable in connection with common stock which may be issued under the Company's stock incentive plans and upon the conversion of the Company's outstanding Swiss Bonds, is approximately 25,726,000. Approximately 257,000 Series A Preferred Shares could be purchased upon the exercise of all Rights currently issued or issuable. The number of Rights outstanding and Series A Preferred Shares issuable upon exercise, as well as the Series A Preferred Share purchase price, are subject to customary antidilution adjustments.

     The Rights are evidenced by the certificates for shares of common stock, and in general are not transferable apart from the common stock or exercisable until after a party has acquired beneficial ownership of, or made a tender offer for, 10% or more of the outstanding common stock of the Company (an Acquiring Person), or the occurrence of other events as specified in the Rights Plan. Under certain conditions as specified in the Rights Plan, including but not limited to the acquisition by a party of 15% or more of the outstanding common stock of the Company or the acquisition of the Company in a merger or other business combination, each holder of a Right (other than an Acquiring Person whose Rights will be void) will receive upon exercise thereof and payment of the exercise price that number of shares of common stock of the Company or of the other party, as applicable, having a market value of two times the exercise price of the Right.

     The Rights expire on April 20, 2000, and until exercised, the holder thereof, as such, will have no rights as a shareholder of the Company. At the Company's option, the Rights may be redeemed in whole at a price of $.01 per Right at any time prior to becoming exercisable. In general, the Company also may exchange the Rights at a ratio of one share of common stock per Right after becoming exercisable but prior to the acquisition of 50% or more of the outstanding shares of common stock by any party.

     Series A Preferred Shares issuable upon exercise of the Rights will not be redeemable. Each Series A Preferred Share will have 100 votes and will be entitled to (a) dividends in an amount equal to the greater of $1.00 or 100 times the amount of the dividends per share paid on the common stock, (b) a liquidation preference in an amount equal to the greater of $100 or 100 times the amount per share paid on the common stock and (c) a payment in connection with a business combination (in which shares of common stock are exchanged) equal to 100 times the amount per share paid on the common stock.

DIVIDENDS

     A quarterly dividend of $.505 per share for Core Group Common Stock, or approximately $11,838,000, was declared by the Board of Directors on January 24, 1996, payable on February 23, 1996 to shareholders of record on February 9, 1996. A quarterly dividend of $.80 per share for Psychiatric Group Depositary Shares, or approximately $1,668,000, was declared by the Board of Directors on January 24, 1996, payable on February 23, 1996 to shareholders of record on February 9, 1996. The aggregate dividends of $13,506,000 have been reflected as dividends payable in the accompanying consolidated financial statements as of December 31,

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

1995. Dividends of $2.14 per share paid on Core Group Common Stock during the year ended December 31, 1995 are characterized as $1.67 of ordinary income and $.47 of return of capital for tax purposes. Dividends of $1.60 per share paid on Psychiatric Group Depositary Shares during the year ended December 31, 1995 are characterized as $1.25 of ordinary income and $.35 of return of capital for tax purposes.

     In general, dividends on the Company's capital stock are limited by the Company's unsecured revolving credit agreement to 95% of cash flow available for debt service, less interest expense, plus gains on asset dispositions and certain proceeds (PG Excess Proceeds) from the disposition of Psychiatric Group assets after the repayment of Psychiatric Group indebtedness. Dividends or other distributions paid out of PG Excess Proceeds will be available only for the Psychiatric Group Depositary Shares and will be limited to $30 million in the aggregate and $15 million in any calendar year.

LEGAL PROCEEDINGS

     In August 1992, a shareholder class action lawsuit was filed against the Company and certain directors and officers of the Company in the Federal District Court in Denver, Colorado, alleging that among other things, the defendants knowingly or recklessly disseminated false and misleading information regarding the performance and creditworthiness of two of the Psychiatric Group's mortgage loan investments. On May 28, 1993, the Company reached an agreement with the plaintiffs, the other defendants to the lawsuit and its insurance carrier regarding settlement and dismissal of the case with prejudice. The Company contributed $2,615,000 to the settlement in 1993. The Company's total costs related to this matter were $3,020,000 including the Company's settlement contribution, legal fees and other expenses. Of this amount, $786,000 was accrued in the fourth quarter of 1992, and the remaining $2,234,000 was charged against income in 1993. The settlement became effective upon approval by the court in December 1993.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        FIRST      SECOND         THIRD      FOURTH
                                       QUARTER     QUARTER       QUARTER     QUARTER        TOTAL
                                       -------     -------       -------     -------       -------
                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1995
Consolidated --
  Revenues...........................  $21,731     $21,973       $22,405     $25,121       $91,230
  Net income.........................    9,667       9,545(1)      9,884      13,285(2)     42,381
Attributable to --
  Core Group Common Stock
     Revenues........................  $19,575     $19,966       $20,304     $23,068       $82,913
     Net income......................    7,976       8,206         8,235      11,690(2)     36,107
     Net income per share............      .38         .39           .39         .51          1.69
  Psychiatric Group Depositary Shares
     Revenues........................  $ 2,891     $ 2,441       $ 2,534     $ 2,480       $10,346
     Net income......................    1,691       1,339(1)      1,649       1,595         6,274
     Net income per share............      .81         .64           .79         .76          3.00
1994
Consolidated --
  Revenues...........................  $21,553     $21,653       $21,774     $22,047       $87,027
  Net income (loss)..................    9,784     (19,256)(3)    10,395       8,770(1)      9,693
Attributable to --
  Core Group Common Stock
     Revenues........................  $18,752     $18,721       $18,770     $19,437       $75,680
     Net income......................    7,924       8,638         7,919       8,067        32,548
     Net income per share............      .38         .41           .38         .39          1.56
  Psychiatric Group Depositary Shares
     Revenues........................  $ 3,836     $ 3,974       $ 4,051     $ 3,527       $15,388
     Net income (loss)...............    1,860     (27,894)(3)     2,476         703(1)    (22,855)
     Net income (loss) per share.....      .89      (13.37)         1.19         .34        (10.96)

- ---------------

(1) The second quarter of 1995 and the fourth quarter of 1994 include costs related to the Distribution of $300,000 and $1,450,000, respectively.
(2) Includes a premium of $2,652,000 received in connection with the prepayment of a mortgage note receivable.
(3) Includes a write-down of $30,000,000 relating to investments in psychiatric properties.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Annual Report on Form 10-K, and have issued our report thereon dated March 25, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado,
March 25, 1996.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

                        AMERICAN HEALTH PROPERTIES, INC.
                               DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                                                                  GROSS
                                                                                                                 CARRYING
                                                                                                                 AMOUNT
                                                                            INITIAL COST TO                        AT
                                                                                                                 DECEMBER
                                                                                                                   31,
                                                                                COMPANY                          1995(a)
                                                                         ----------------------                  -------
                                                                                    BUILDINGS      SUBSEQUENT
                                                              LICENSED                 AND          CAPITAL
                   DESCRIPTION & LOCATION                       BEDS      LAND     IMPROVEMENTS   IMPROVEMENTS    LAND
- ------------------------------------------------------------- --------   -------   ------------   ------------   -------
Acute care general properties:
Cheraw, South Carolina.......................................     66     $   720     $ 10,687       $     --     $   720
Cleveland, Texas.............................................    104         300        8,000             --         300
San Angelo, Texas............................................    171         165       15,867            420         255
Victorville, California......................................     77       1,755       22,245             --       1,755
Jefferson, Louisiana.........................................    135       3,012       32,138          7,673       4,412
Hickory, North Carolina......................................    275       1,247       38,753          5,449       1,247
Halstead, Kansas.............................................    190          80       14,170             --          80
Irvine, California...........................................    177      17,987       57,013             --      17,987
Miami, Florida...............................................    412       4,163       55,837          9,012       4,163
Poplar Bluff, Missouri.......................................    201         404       19,596          3,566         404
Bennettsville, South Carolina................................     60         640        7,153             --         640
Roswell, Georgia.............................................    167       4,149       20,851         21,191       4,149
Palm Beach Gardens, Florida..................................    204       4,024       40,976            648       4,024
Tarzana, California..........................................    233      11,921       43,079         18,700      12,421
                                                                         -------     --------        -------     -------
                                                                          50,567      386,365         66,659      52,557
                                                                         -------     --------        -------     -------
Alzheimer's care property:
Houston, Texas...............................................     96         225        3,420             --         225
                                                                         -------     --------        -------     -------
Assisted living property:
Boise, Idaho.................................................     60         110        2,890             --         110
                                                                         -------     --------        -------     -------
Long-term care properties:
Denver, Colorado.............................................    120         154        3,912             --         154
Lakewood, Colorado...........................................    144         125        4,731             --         125
Douglas, Arizona.............................................     64         175        2,446             --         175
Safford, Arizona.............................................    128         100        4,834             --         100
                                                                         -------     --------        -------     -------
                                                                             554       15,923             --         554
                                                                         -------     --------        -------     -------
Medical office building:
Murrieta, California.........................................    n/a         285        8,515             --         285
                                                                         -------     --------        -------     -------
Psychiatric properties:
Tarpon Springs, Florida......................................    130       1,457        2,904          2,162       1,457
Sunrise, Florida.............................................    100       3,325       15,209             --       3,325
Lemont, Illinois.............................................     60         440        8,372             --         440
                                                                         -------     --------        -------     -------
                                                                           5,222       26,485          2,162       5,222
                                                                         -------     --------        -------     -------
Rehabilitation properties:
Wichita, Kansas..............................................     60       1,938       12,659             --       1,938
Morgantown, West Virginia....................................     80          --       10,084          1,634          --
Fayetteville, Arkansas.......................................     60         962        8,124             --         962
                                                                         -------     --------        -------     -------
                                                                           2,900       30,867          1,634       2,900
                                                                         -------     --------        -------     -------
                                                                         $59,863     $474,465       $ 70,455     $61,853
                                                                         =======     ========        =======     =======

                                                                       GROSS
                                                                 CARRYING AMOUNT AT
                                                                DECEMBER 31, 1995(a)
                                                               -----------------------
                                                                BUILDINGS
                                                                   AND                      ACCUMULATED       DATE OF         DATE
                   DESCRIPTION & LOCATION                      IMPROVEMENTS    TOTAL        DEPRECIATION  CONSTRUCTION(b)   ACQUIRED
- -------------------------------------------------------------  ------------   --------      -----------   ---------------   --------
Acute care general properties:
Cheraw, South Carolina.......................................    $ 10,687     $ 11,407        $   237      1982-1993        05/02/95
Cleveland, Texas.............................................       8,000        8,300            593      1968-1986        01/03/94
San Angelo, Texas............................................      16,197       16,452          1,724      1960-1991        09/30/91
Victorville, California......................................      22,245       24,000            718         1994          09/20/94
Jefferson, Louisiana.........................................      38,411       42,823          5,429      1987-1992        05/11/90
Hickory, North Carolina......................................      44,202       45,449          9,738      1974-1993        02/27/87
Halstead, Kansas.............................................      14,170       14,250          1,181         1976          06/30/93
Irvine, California...........................................      57,013       75,000          6,711         1990          04/23/91
Miami, Florida...............................................      64,849       69,012         13,750      1973-1994        02/27/87
Poplar Bluff, Missouri.......................................      23,162       23,566          4,747      1980-1995        02/27/87
Bennettsville, South Carolina................................       7,153        7,793            159      1984-1993        05/02/95
Roswell, Georgia.............................................      42,042       46,191          7,114      1983-1993        02/27/87
Palm Beach Gardens, Florida..................................      41,624       45,648          9,145      1964-1992        02/27/87
Tarzana, California..........................................      61,279       73,700         13,202      1973-1994        02/27/87
                                                                 --------     --------        -------
                                                                  451,034      503,591         74,448
                                                                 --------     --------        -------
Alzheimer's care property:
Houston, Texas...............................................       3,420        3,645              7         1995          12/21/95
                                                                 --------     --------        -------
Assisted living property:
Boise, Idaho.................................................       2,890        3,000             24         1994          09/01/95
                                                                 --------     --------        -------
Long-term care properties:
Denver, Colorado.............................................       3,912        4,066             79         1971          06/13/95
Lakewood, Colorado...........................................       4,731        4,856             73      1970-1974        06/13/95
Douglas, Arizona.............................................       2,446        2,621             30         1982          07/28/95
Safford, Arizona.............................................       4,834        4,934             58         1982          07/28/95
                                                                 --------     --------        -------
                                                                   15,923       16,477            240
                                                                 --------     --------        -------
Medical office building:
Murrieta, California.........................................       8,515        8,800            373         1991          04/01/94
                                                                 --------     --------        -------
Psychiatric properties:
Tarpon Springs, Florida......................................       5,066        6,523            812      1928-1993        08/15/90
Sunrise, Florida.............................................       8,609       11,934(d)       2,210         1988          08/15/90
Lemont, Illinois.............................................       6,065        6,505(c)(d)       922        1989          12/31/92
                                                                 --------     --------        -------
                                                                   19,740       24,962          3,944
                                                                 --------     --------        -------
Rehabilitation properties:
Wichita, Kansas..............................................      12,659       14,597          1,200         1992          03/16/92
Morgantown, West Virginia....................................      11,718       11,718          1,285      1991-1994        02/25/91
Fayetteville, Arkansas.......................................       8,124        9,086            914         1991          07/01/91
                                                                 --------     --------        -------
                                                                   32,501       35,401          3,399
                                                                 --------     --------        -------
                                                                 $534,023     $595,876        $82,435
                                                                 ========     ========        =======


                                                               DEPRECIABLE
                   DESCRIPTION & LOCATION                         LIFE
- -------------------------------------------------------------  -----------
Acute care general properties:
Cheraw, South Carolina.......................................    30 years
Cleveland, Texas.............................................    27 years
San Angelo, Texas............................................    40 years
Victorville, California......................................    40 years
Jefferson, Louisiana.........................................    40 years
Hickory, North Carolina......................................    38 years
Halstead, Kansas.............................................    30 years
Irvine, California...........................................    40 years
Miami, Florida...............................................    38 years
Poplar Bluff, Missouri.......................................    40 years
Bennettsville, South Carolina................................    30 years
Roswell, Georgia.............................................    42 years
Palm Beach Gardens, Florida..................................    40 years
Tarzana, California..........................................    34 years

Alzheimer's care property:
Houston, Texas...............................................    40 years

Assisted living property:
Boise, Idaho.................................................    40 years

Long-term care properties:
Denver, Colorado.............................................    27 years
Lakewood, Colorado...........................................    35 years
Douglas, Arizona.............................................    34 years
Safford, Arizona.............................................    35 years

Medical office building:
Murrieta, California.........................................    40 years

Psychiatric properties:
Tarpon Springs, Florida......................................    25 years
Sunrise, Florida.............................................    25 years
Lemont, Illinois.............................................    25 years

Rehabilitation properties:
Wichita, Kansas..............................................    40 years
Morgantown, West Virginia....................................    40 years
Fayetteville, Arkansas.......................................    40 years


- ---------------

(a) The cost basis of the properties for Federal income tax purposes is the same as the gross carrying amount; except for those properties for which a write-down was recorded in 1994 and the property in Cheraw, South Carolina for which the previous owner's basis of $3.7 million is required to be carried forward. For Federal income tax purposes, the gross carrying amount for the Halstead, Kansas facility is classified as an investment in an Industrial Revenue Bond and is not depreciated.

(b) Most properties have had improvements since their initial construction. The range of dates reflects the construction date of the original structures through the latest date of improvements.

(c) This property was conveyed to the Company in December 1992 in connection with the restructuring and forgiveness of a mortgage note receivable. The $21.4 million mortgage note receivable had been written down in June 1992 to $10 million. Subsequent recovery of a $1.1 million interest reserve fund from the mortgagee reduced the Company's recorded investment in the note to $8.8 million (net of unamortized fees) which became the Company's basis in the property upon its conveyance. The property was written down by $3 million in 1994 to its current gross carrying amount of $6.5 million.

(d) In view of negative trends that caused declining cash flow at these psychiatric hospitals, the Company recorded a write-down of its investment in each of these properties in 1994. The write-downs by property were:
    Sunrise, Florida $6.6 million and Lemont, Illinois $2.3 million, net.

                        AMERICAN HEALTH PROPERTIES, INC.
                               DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION ACTIVITY:

                                          1995                     1994                     1993
                                 ----------------------   ----------------------   ----------------------
                                            ACCUMULATED              ACCUMULATED              ACCUMULATED
                                   COST     DEPRECIATION    COST     DEPRECIATION    COST     DEPRECIATION
                                 --------   -----------   --------   -----------   --------   -----------
Balance at Beginning of Year...  $565,995     $70,617     $543,093     $58,157     $536,845     $47,829
Acquisitions...................    39,370         n/a       30,020         n/a       14,250         n/a
Cost of Real Estate Sold.......   (13,435)     (2,433)      (7,309)     (1,537)     (26,000)     (3,642)
Construction Projects
  Completed....................     3,645         n/a       15,000         n/a          n/a         n/a
Capital Improvements...........       301         n/a        7,241         n/a       17,998         n/a
Write-Down of Real Estate
  Investments..................       n/a         n/a      (22,050)        n/a           --         n/a
Depreciation...................       n/a      14,251          n/a      13,997          n/a      13,970
                                 --------     -------     --------     -------     --------     -------
Balance at End of Year.........  $595,876     $82,435     $565,995     $70,617     $543,093     $58,157
                                 ========     =======     ========     =======     ========     =======

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Health Properties, Inc.:

     We have audited the accompanying combined balance sheets of the Core Group (a business unit of American Health Properties, Inc.) as of December 31, 1995 and 1994, and the related combined statements of operations, total attributed equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the management of American Health Properties, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Core Group as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado,
March 25, 1996.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                       CORE GROUP COMBINED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
                                                                         (IN THOUSANDS)
ASSETS
Real estate properties
  Buildings and improvements...........................................  $514,283     $473,908
  Accumulated depreciation.............................................   (78,491)     (65,042)
                                                                         --------     --------
                                                                          435,792      408,866
  Land.................................................................    56,631       54,383
  Construction in progress.............................................     6,016           --
                                                                         --------     --------
                                                                          498,439      463,249
Construction loan......................................................        --       21,383
Direct financing leases................................................     6,230        3,816
Revolving inter-Group loan to Psychiatric Group........................     5,263        9,428
Fixed rate inter-Group loan to Psychiatric Group.......................     9,175       20,000
Cash and short-term investments........................................     7,571        1,838
Receivables............................................................     6,520        6,179
Deferred financing costs and other assets..............................     3,001        2,793
                                                                         --------     --------
                                                                         $536,199     $528,686
                                                                         ========     ========
ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Bank loans payable.....................................................  $     --     $ 14,500
Subordinated convertible bonds payable.................................     6,378        6,163
Senior notes payable...................................................   201,000      225,000
Accounts payable and accrued liabilities...............................     7,806        9,480
Dividends payable......................................................    11,838       10,112
Deferred income........................................................     4,230        4,232
                                                                         --------     --------
                                                                          231,252      269,487
                                                                         --------     --------
Commitments and contingencies
Total attributed Core Group equity.....................................   304,947      259,199
                                                                         --------     --------
                                                                         $536,199     $528,686
                                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                  CORE GROUP COMBINED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                             1995          1994          1993
                                                            -------       -------       -------
                                                              (IN THOUSANDS EXCEPT PER SHARE
                                                                         AMOUNTS)
REVENUES
  Rental income...........................................  $64,740       $59,755       $56,223
  Mortgage interest income................................      845            --            --
  Additional rental income................................   10,405         8,908         8,674
  Other interest income...................................    4,894         2,976         1,309
  Interest income on inter-Group loans to Psychiatric
     Group................................................    2,029         4,041         6,830
                                                            -------       -------       -------
                                                             82,913        75,680        73,036
                                                            -------       -------       -------
EXPENSES
  Depreciation and amortization...........................   13,575        12,302        11,415
  Interest expense........................................   27,057        26,101        27,269
  General and administrative..............................    5,898         4,425         5,227
                                                            -------       -------       -------
                                                             46,530        42,828        43,911
Minority interest.........................................      276           304           251
                                                            -------       -------       -------
Income before gain on sale of property....................   36,107        32,548        28,874
Gain on sale of property..................................       --            --        19,742
                                                            -------       -------       -------
NET INCOME................................................  $36,107       $32,548       $48,616
                                                            =======       =======       =======
NET INCOME PER COMMON SHARE...............................  $  1.69       $  1.56       $  2.58
                                                            =======       =======       =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING................   21,405        20,856        18,843
                                                            =======       =======       =======
DIVIDENDS DECLARED PER COMMON SHARE.......................  $  1.99       $  1.88       $  1.91
                                                            =======       =======       =======

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

           CORE GROUP COMBINED STATEMENTS OF TOTAL ATTRIBUTED EQUITY

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                             (IN THOUSANDS)
BALANCES AT BEGINNING OF YEAR..............................  $259,199     $263,832     $213,230
  Public offering of additional shares.....................    50,317           --       39,341
  Stock incentives, net....................................     1,687          431          324
  Exercise of stock options................................     1,732        1,691          399
  Net income...............................................    36,107       32,548       48,616
  Dividends................................................   (44,095)     (39,303)     (38,078)
                                                             --------     --------     --------
BALANCES AT END OF YEAR....................................  $304,947     $259,199     $263,832
                                                             ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                  CORE GROUP COMBINED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...............................................  $ 36,107     $ 32,548     $ 48,616
  Depreciation, amortization and other non-cash items......    15,717       14,175       12,667
  Deferred income..........................................      (305)         344         (312)
  Gain on sale of property.................................        --           --      (19,742)
  Change in receivables and other assets...................      (625)        (214)         224
  Change in accounts payable and accrued liabilities.......      (481)        (595)        (177)
                                                             --------     --------     --------
                                                               50,413       46,258       41,276
                                                             --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition and construction of real estate properties...   (48,640)     (40,142)     (27,861)
  Proceeds from sale of property...........................        --           --       41,940
  Principal payment on mortgage note receivable............    26,519           --           --
  Construction loan fundings...............................    (5,136)     (23,180)     (15,039)
  Construction loan paid...................................        --       16,836           --
  Direct financing leases..................................    (2,414)      (1,013)      (2,803)
  Paydowns (fundings) on revolving inter-Group loan to
     Psychiatric Group.....................................     4,001         (672)      (4,501)
  Paydowns on fixed rate inter-Group loan to Psychiatric
     Group.................................................    10,825        6,044       41,594
  Administrative capital expenditures......................       (96)        (183)         (44)
                                                             --------     --------     --------
                                                              (14,941)     (42,310)      33,286
                                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings (payments) on bank loans payable..............   (14,500)      14,500      (40,500)
  Principal payments on senior notes payable...............   (24,000)          --           --
  Principal payments on mortgage notes payable.............        --      (14,468)      (1,137)
  Financing costs paid.....................................      (919)        (248)      (1,371)
  Proceeds from sale of stock..............................    50,317           --       39,341
  Proceeds from exercise of stock options..................     1,732        1,691          399
  Dividends paid...........................................   (42,369)     (39,255)     (36,516)
                                                             --------     --------     --------
                                                              (29,739)     (37,780)     (39,784)
                                                             --------     --------     --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS.....     5,733      (33,832)      34,778
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR.........     1,838       35,670          892
                                                             --------     --------     --------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR...............  $  7,571     $  1,838     $ 35,670
                                                             ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

               NOTES TO CORE GROUP COMBINED FINANCIAL STATEMENTS

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

     Distribution of Psychiatric Group Depositary Shares. On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its common stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of common stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock, a new series of preferred stock, par value $0.01 per share. The Distribution was designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. In connection with the Distribution, the Company specifically assigned or, if not directly assigned, allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group, as more fully described below. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Core Group.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The financial statements of the Core Group include the financial position, results of operations and cash flows of the Company's core investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building, an allocated portion of the Company's general and administrative expense, all corporate assets and liabilities and related transactions associated with the ongoing operations of the Company which are not separately identified with either operating group, an attributed amount of inter-Group loans receivable from the Psychiatric Group and an attributed amount of the Company's stockholders' equity. For purposes of computing per share data for periods prior to the actual Distribution, the number of shares of Core Group Common Stock are assumed to be the same as the corresponding number of shares of the Company's common stock prior to the Distribution. The Core Group financial statements are prepared using the amounts included in the Company's consolidated financial statements.

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

     Each holder of Core Group Common Stock or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to risks associated with an investment in the Company and all of its businesses, assets and liabilities. Financial effects arising from one Group that affect the Company's consolidated results of operations, financial condition, cash flows or borrowing costs can affect the results of operations, financial condition, cash flows or borrowing costs of the other Group. Net losses of either Group, as well as dividends and distributions on, and repurchases of, Core Group Common Stock or Psychiatric Group Depositary Shares will reduce the funds of the Company legally available for dividends on both the Core Group Common Stock and Psychiatric Group Depositary Shares. Furthermore, fundamental

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES changes in the psychiatric industry continue to negatively impact the facility-specific operating cash flow at the Psychiatric Group hospitals. Accordingly, the Core Group's financial statements should be read in conjunction with the Company's consolidated financial statements and the financial statements of the Psychiatric Group.

     These financial statements include the accounts of the Core Group business. The Core Group and the Psychiatric Group financial statements, taken together, comprise all of the accounts included in the Company's consolidated financial statements.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New Accounting Standard. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires the recognition of an impairment loss on long-lived assets to be held and used if the carrying amount of an asset is less than the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition, and requires that measurement of such impairment loss should be based on the fair value of the asset. Long-lived assets to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. SFAS 121 is effective in fiscal 1996. Management believes that adoption of SFAS 121 will not have a material impact on the accompanying Core Group combined financial statements.

     Real Estate Properties. The Core Group accounts for its property leases as operating leases. The Core Group records properties at cost and allocates the cost between land and buildings and improvements based on independent appraisals. Depreciation of Core Group real estate properties is recorded on a straight-line basis over the estimated useful lives of the buildings and improvements (27 to 42 years).

     Deferred Income. Fees received, net of related direct costs, associated with the origination or amendment of leases are deferred and amortized at a constant effective rate over the remaining initial term of the related leases.

     Deferred Costs. Deferred financing costs are amortized over the term of the related debt at a constant effective rate.

     Federal Income Taxes. The Company intends at all times to operate so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code. As such, the Company will not be subject to federal income tax.

     Qualification as a REIT under Sections 856 to 860 of the Internal Revenue Code applies to the Company as a whole, rather than the Core Group or Psychiatric Group individually. Dividends paid by the Company on its Core Group Common Stock and Psychiatric Group Depositary Shares must be sufficient in the aggregate for the Company to meet the minimum distribution requirements of the Internal Revenue Code. The Company's earnings and profits as a whole, without reference to the Core Group or Psychiatric Group individually, is used to determine the taxable character of dividends paid to holders of its Core Group Common Stock and Psychiatric Group Depositary Shares.

     Earnings and profits, which determine the taxable character of dividends paid to stockholders, differ from net income for financial reporting purposes due primarily to timing differences in the recognition of fee income, real estate property write-downs, mortgage note impairment reserves and various accruals and

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES differences between the estimated useful lives used to compute depreciation for financial statement purposes and a 40-year life used in determining earnings and profits. The cost basis of the Company's real estate properties is generally the same for financial reporting and earnings and profits purposes, except for properties written down for financial reporting purposes and properties for which the previous owner's basis is required to be carried forward for tax purposes.

     Cash and Short-Term Investments. Cash and short-term investments consist of cash and all highly liquid investments with an original maturity date of less than three months and are stated at cost which approximates fair value.

CORPORATE ACTIVITIES, INTER-GROUP LOANS, THIRD-PARTY DEBT AND EQUITY

     Financial Activities. As a matter of policy, the Company manages all financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance and repayment of all short-term and long-term debt; and the issuance of common and preferred stock. These activities are then attributed to the Core Group and the Psychiatric Group in the manner described herein.

     Historical Debt and Equity Transactions. All third-party debt ($207,378,000 and $245,663,000 at December 31, 1995 and 1994, respectively) has been attributed to the Core Group in the financial statements set forth herein. However, the Psychiatric Group was attributed (a) fixed rate inter-Group loans owing to the Core Group at December 31, 1994 of $20,000,000, an amount determined by the Board to be appropriate in relation to the assets and expected cash flow of the Psychiatric Group and its cash requirements and (b) revolving inter-Group loans owing to the Core Group at December 31, 1994 of $9,428,000, an amount equal to the outstanding borrowings owed to the Psychiatric Group from psychiatric hospital operators under revolving credit agreements at that date. As a result of such attributed inter-Group loans, and in light of the carrying value of each Group's assets and its other liabilities at December 31, 1994, the equity attributed to the Core Group at that date was $259,199,000 and the equity attributed to the Psychiatric Group at that date was $48,302,000.

     Historically, the Psychiatric Group was attributed inter-Group loans owing to the Core Group from the date of the first Psychiatric Group asset purchase in 1988 to December 31, 1994 in amounts equal to the Psychiatric Group's net cash requirements not otherwise covered by the proceeds of equity issuances attributed to the Psychiatric Group. All such inter-Group loans were initially designated as floating rate loans (with an interest rate equal to the prevailing prime rate plus 2%), but portions of such inter-Group loans were re-designated as fixed rate loans in amounts that correspond to designated portions of third-party fixed rate senior debt issued by the Company from time to time (with an interest rate equal to that borne by third-party fixed rate senior debt plus 2%). Proceeds of equity issuances after 1988 were attributed to the Psychiatric Group in amounts determined to be appropriate in relation to the assets and expected cash flow of the Psychiatric Group, its cash requirements and its inter-Group debt at the time of such issuances; proceeds attributed to the Psychiatric Group were deemed to correspondingly reduce inter-Group debt. In general, dividends paid by the Company were attributed to the Core Group and the Psychiatric Group on the basis of their respective contributions to funds from operations, excluding expenses associated with litigation, relocation, issuance of Psychiatric Group Depositary Shares and termination of purchase commitments which were not considered to be routine costs of ongoing operations.

     Third-Party Debt. All of the Company's third-party debt has been attributed to the Core Group. This debt and its relevant terms are summarized in the following paragraphs.

     Bank loans payable. The Company has a $150 million unsecured revolving credit agreement with a syndicate of banks that matures on December 27, 1998 and bears an annual facility fee of 20 to 37.5 basis points. This agreement provides for interest on outstanding borrowings at either LIBOR plus a margin of 37.5 to 150 basis points or the prime rate plus, in certain circumstances, a margin of 25 to 50 basis points. The

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES margin on LIBOR and prime rate borrowings and the annual facility fee are dependent upon various conditions, including the Company's debt ratings and the level of borrowings outstanding. Currently, the Company is able to borrow at either LIBOR plus 87.5 basis points or the prime rate, and the annual facility fee is 25 basis points.

     The weighted average amount of borrowings under bank credit agreements outstanding during 1995, 1994 and 1993 was $27,467,000, $5,404,000 and
$11,227,000 at weighted average interest rates of 7.5%, 6.9% and 4.7%, respectively. The maximum amount outstanding under bank credit agreements in 1995, 1994 and 1993 was $73,000,000, $20,500,000 and $44,500,000, respectively.
As of December 31, 1995, the Company had no outstanding balance under its bank credit agreement. The duration of borrowings under the Company's unsecured revolving credit agreement are generally less than 90 days at variable pricing indicative of current short-term borrowing rates. Accordingly, carrying amount is a reasonable estimate of fair value.

     Senior notes payable. The Company's two issues of unsecured senior notes (the Senior Notes) were sold pursuant to private placements with institutional investors.

     In May 1989, the Company sold $5 million of 11.33% Series A Senior Notes and $120 million of 11.40% Series B Senior Notes. As provided under the terms of the note agreement, the interest rates on these notes were automatically adjusted to 11.38% on Series A and 11.45% on Series B effective as of October 25, 1989, concurrent with the downgrading of AMI's publicly-rated unsecured senior debt obligations. In the event that such AMI debt obligations are subsequently upgraded to an investment grade rating, the interest rates on the Series A and Series B Senior Notes automatically will readjust to 11.33% and 11.40%, respectively. Interest is payable quarterly in arrears. The Series A Senior Notes mature May 31, 1996, and the remaining $96 million of Series B Senior Notes require annual principal payments of $24 million on May 31, 1996 through maturity on May 31, 1999.

     In September 1990, the Company sold $100 million of 10.41% Senior Notes. Interest is payable semi-annually in arrears. The Senior Notes require annual principal payments of $20 million on September 15, 1996 through maturity on September 15, 2000.

     An estimate of rates currently available to the Company for debt with similar terms was used to determine the fair value of the Company's senior notes payable. As of December 31, 1995 and 1994, the estimated fair value of senior notes payable was $215 million and $231 million, respectively. Substantial make-whole premiums are required if the senior notes are paid off prior to contractual maturity.

     Subordinated convertible bonds payable. The Company's Convertible Dual Currency Subordinated Bonds (the Swiss Bonds) were sold in Switzerland pursuant to public subscription in 1990.

     The Swiss Bonds have a coupon rate of 8 1/2% and are convertible at the option of the holder at any time until July 9, 2000 into shares of the Company's common stock at a conversion price of $23.45 per share and a fixed exchange rate of Sfr. 1.41 per U.S. $1.00. In 1995, 1994 and 1993, no conversions of Swiss Bonds were made. Final redemption of the 1,491 remaining Swiss Bonds will be made in U.S. dollars of $7,455,000 on July 19, 2000 provided additional conversions or redemption have not occurred earlier. The conversion price of the Swiss Bonds was adjusted in accordance with the indenture to reflect the Distribution.

     Interest on outstanding Swiss Bonds is payable annually in arrears in Swiss francs in July. Accrued and accreted interest is not paid on Swiss Bonds converted into common stock.

     The Company has reserved approximately 225,000 unissued shares of common stock for potential future Swiss Bond conversions.

     The fair value of the Company's subordinated convertible bonds payable is based on the quoted market price of the bonds as traded in Switzerland. As of December 31, 1995 and 1994, the estimated fair value of subordinated convertible bonds payable was $6,573,000 and $5,894,000, respectively.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

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

     Annual maturities. The aggregate amount of annual maturities of the Company's debt for calendar years 1996 through 2000 is $49,000,000, $44,000,000, $44,000,000, $44,000,000 and $27,455,000, respectively.

     Interest. Interest capitalized on construction in progress was $198,000, $883,000 and $577,000 in 1995, 1994 and 1993, respectively. Interest paid, net of interest capitalized, in 1995, 1994 and 1993 was $26,232,000, $24,924,000 and
$26,686,000, respectively.

     Inter-Group Loans. The weighted average outstanding amount of revolving inter-Group loans owed by the Psychiatric Group to the Core Group during 1995, 1994 and 1993 was $5,497,000, $9,106,000 and $6,533,000 at weighted average interest rates of 10.82%, 9.15% and 8.0%, respectively.

     The weighted average outstanding amount of fixed rate inter-Group loans owed by the Psychiatric Group to the Core Group during 1995, 1994 and 1993 was $10,979,000, $24,706,000 and $48,570,000 at a weighted average interest rate of 13% for all three years. There were no new fixed rate loans made to the Psychiatric Group during these three years. Paydowns were received from the proceeds of equity transactions prior to 1995 attributed to the Psychiatric Group and the net proceeds from sales of Psychiatric Group real estate investments in 1995 and 1994.

     Repayment of inter-Group loans by the Psychiatric Group is dependent upon the amount and timing of sales of the Psychiatric Group's assets and paydowns received by the Psychiatric Group on borrowings provided to psychiatric hospital operators under revolving credit agreements. In the first quarter of 1995, the Core Group received $4,325,000 of revolving inter-Group loan repayments and $10,825,000 of fixed rate inter-Group loan repayments from the Psychiatric Group as a result of such operator borrowing paydowns and asset sales.

     The Company's Board has established certain management policies relating to the Core Group's inter-Group loans to the Psychiatric Group. Under the policies currently in effect, which may be modified or rescinded in the sole discretion of the Company's Board, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group are limited to a maximum of $8,750,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar with any permanent repayment in the future of borrowings under revolving credit agreements provided to Psychiatric Group hospital operators. In addition, the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000, and except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced by the Core Group to the Psychiatric Group.

     If the Psychiatric Group sells any assets out of the ordinary course, the net proceeds from such sales (after transaction costs and reserves for contingencies) will be applied, first, to repay revolving inter-Group loans owed by the Psychiatric Group to the Core Group to the extent of outstanding borrowings provided to psychiatric hospital operators under revolving credit agreements associated with the asset or assets sold, second, to repay the outstanding fixed rate inter-Group loans owed by the Psychiatric Group to the Core Group (until repaid in full), and third, to repay other revolving inter-Group loans owed by the Psychiatric Group to the Core Group (until repaid in full), before any remaining net proceeds from such sales may be used to make distributions to holders of Psychiatric Group Depositary Shares.

     Excess cash received by the Psychiatric Group (other than net proceeds from asset sales) will be applied to reduce revolving inter-Group loans owed by the Psychiatric Group to the Core Group (until repaid in full), subject to the ability of the Psychiatric Group, at the option of the Board, to re-borrow cash from the Core

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Group up to the limitations mentioned previously to cover future cash needs of the Psychiatric Group (including, without limitation, to fund dividends in a manner consistent with the dividend policy then applicable to the Psychiatric Group Depositary Shares).

     Fixed rate inter-Group loans owed by the Psychiatric Group to the Core Group are unsecured, bear interest at a fixed rate of approximately 13% per annum (which is equal to the original weighted average interest rate on the Company's fixed rate senior debt issues plus 2%), and are prepayable without premium at any time, at the option of the Board.

     Revolving inter-Group loans owed by the Psychiatric Group to the Core Group are unsecured, bear interest at a floating rate equal to the prevailing prime rate plus 2% (10.5% at December 31, 1995) and are prepayable without premium at any time, at the option of the Board.

     The carrying amounts of the inter-Group loans owed to the Core Group by the Psychiatric Group are a reasonable estimate of fair value, as the pricing and terms of the loans are indicative of current rates and credit risk.

     Cash received by the Psychiatric Group in excess of required repayments of inter-Group loans owed by the Psychiatric Group may, at the option of the Company's Board, be advanced to the Core Group as revolving inter-Group loans (to the extent such cash can be used beneficially by the Core Group), or otherwise be invested on behalf of the Psychiatric Group. Revolving inter-Group loans owed by the Core Group to the Psychiatric Group bear interest at a floating rate equal to the weighted average interest rate borne by the Company's revolving debt (or, for periods in which there is no such revolving debt outstanding, the interest rate at which the Company could borrow on a revolving basis), and are prepayable without premium at any time, at the option of the Board.

     Nothing in the foregoing policies obligates the Board to cause the Core Group to provide funds to the Psychiatric Group if the Board determines it is in the best interests of the Company not to do so.

     Equity Transactions Subsequent to the Distribution. Subsequent to the Distribution, the proceeds of Core Group Common Stock issuances as well as cash required to fund Core Group Common Stock dividends or repurchases are attributed solely to the Core Group and the proceeds of Psychiatric Group Depositary Share issuances (e.g., upon exercise of management stock options) as well as cash required to fund Psychiatric Group Depositary Share dividends or repurchases are attributed solely to the Psychiatric Group.

     General and Administrative Expenses. General and administrative expenses of the Company that cannot be directly attributed to either Group have been allocated to the Core Group and the Psychiatric Group on the basis of their respective contributions to revenues (excluding inter-Group revenues and revenues from investment dispositions), provided that at no time will such expenses allocated to either Group be less than $250,000. The Company's general and administrative expenses consist primarily of employment and related benefits, professional services, shareholder reporting, franchise taxes, travel and other related corporate activity.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

REAL ESTATE PROPERTIES

     The following table summarizes the Core Group's investment in health care real estate properties as of December 31, 1995:

                                                                            BUILDINGS AND     ACCUMULATED        NET
                                                                 LAND       IMPROVEMENTS      DEPRECIATION    BOOK VALUE
                                                                -------     -------------     -----------     ----------
                                                                                     (IN THOUSANDS)
Acute care general properties:
  Chesterfield General Hospital Cheraw, South Carolina........  $   720         10,687          $   237        $ 11,170
  Cleveland Regional Medical Center Cleveland, Texas..........      300          8,000              593           7,707
  Concho Valley Regional Hospital San Angelo, Texas...........      255         16,197            1,724          14,728
  Desert Valley Hospital Victorville, California..............    1,755         22,245              718          23,282
  Elmwood Medical Center Jefferson, Louisiana.................    4,412         38,411            5,429          37,394
  Frye Regional Medical Center Hickory, North Carolina........    1,247         44,202            9,738          35,711
  Halstead Hospital Halstead, Kansas..........................       80         14,170            1,181          13,069
  Irvine Medical Center Irvine, California....................   17,987         57,013            6,711          68,289
  Kendall Regional Medical Center Miami, Florida..............    4,163         64,849           13,750          55,262
  Lucy Lee Hospital Poplar Bluff, Missouri....................      404         23,162            4,747          18,819
  Marlboro Park Hospital Bennettsville, South Carolina........      640          7,153              159           7,634
  North Fulton Medical Center Roswell, Georgia................    4,149         42,042            7,114          39,077
  Palm Beach Gardens Medical Center Palm Beach Gardens,
    Florida...................................................    4,024         41,624            9,145          36,503
  Tarzana Regional Medical Center Tarzana, California.........   12,421         61,279           13,202          60,498
                                                                -------        -------          -------        --------
                                                                 52,557        451,034           74,448         429,143
                                                                -------        -------          -------        --------
Alzheimer's care property:
  Pine Haven Alzheimer's Care Facility Houston, Texas.........      225          3,420                7           3,638
                                                                -------        -------          -------        --------
Assisted living property:
  Summer Wind Residence Boise, Idaho..........................      110          2,890               24           2,976
                                                                -------        -------          -------        --------
Long-term care properties:
  Arkansas Manor Nursing Home Denver, Colorado................      154          3,912               79           3,987
  Cornerstone Care Center Lakewood, Colorado..................      125          4,731               73           4,783
  Douglas Manor Douglas, Arizona..............................      175          2,446               30           2,591
  Safford Care Center Safford, Arizona........................      100          4,834               58           4,876
                                                                -------        -------          -------        --------
                                                                    554         15,923              240          16,237
                                                                -------        -------          -------        --------
Medical office building:
  Walsh Medical Arts Plaza Murrieta, California...............      285          8,515              373           8,427
                                                                -------        -------          -------        --------
Rehabilitation properties:
  HCA Wesley Rehabilitation Hospital Wichita, Kansas..........    1,938         12,659            1,200          13,397
  Mountain View Regional Rehabilitation Hospital Morgantown,
    West Virginia.............................................       --         11,718            1,285          10,433
  Northwest Arkansas Rehabilitation Hospital
    Fayetteville, Arkansas....................................      962          8,124              914           8,172
                                                                -------        -------          -------        --------
                                                                  2,900         32,501            3,399          32,002
                                                                -------        -------          -------        --------
                                                                $56,631        514,283          $78,491        $492,423
                                                                =======        =======          =======        ========

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     As of December 31, 1995, the Core Group had the following construction in progress:

                                                                         FUNDED
                                                                           TO       REMAINING
                                                                          DATE      COMMITMENT
                                                                         ------     ----------
                                                                            (IN THOUSANDS)
Cambria Lodge(a)
  El Paso, Texas.......................................................  $1,741      $  3,468
Desert Valley Hospital (capital addition)
  Victorville, California..............................................   1,288         1,512
Garrison Creek Lodge(a)
  Seattle, Washington..................................................   2,313         3,295
Sherwood Place(a)
  Odessa, Texas........................................................     674         4,469
                                                                         ------       -------
                                                                         $6,016      $ 12,744
                                                                         ======       =======

- ---------------
(a) The Core Group will own the real property of these 80-bed assisted living facilities upon completion of construction.

     The Core Group's properties are leased under "net" leases pursuant to which the lessees are responsible for all maintenance, repairs, taxes, and insurance of the leased properties. The leases provide for the payment of minimum base rent and additional rent during the fixed term and any renewal terms. Additional rent is generally based on the increase in annual gross revenues of the related hospital as specified in the lease agreements.

     The Core Group has the right to approve capital expenditures at all properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. The Core Group has committed to fund approximately $1,512,000 of capital expenditures pursuant to these rights and obligations. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Core Group's increased investment.

     Six of the Core Group's acute care properties are leased to subsidiaries of American Medical International, Inc. (AMI), a subsidiary of Tenet Healthcare Corporation. The six leases are covered by cross-default provisions and the lease obligations are unconditionally guaranteed by AMI. In 1995, income from these leases accounted for 53% of the Core Group's total revenues.

     Future minimum annual rentals under the Core Group's noncancellable operating leases for calendar years 1996 through 2000 and thereafter are approximately $66,700,000, $66,700,000, $66,700,000, $43,800,000, $40,200,000
and $119,100,000, respectively.

DIRECT FINANCING LEASES

     In connection with certain of its investments in health care properties, the Core Group also has provided equipment leasing for terms of five to seven years which are classified as direct financing leases. As of December 31, 1995, the Core Group's aggregate net investment in these direct financing leases was $6,230,000, represented by total minimum lease payments receivable of $7,607,000 less unearned income of $1,377,000. Future minimum annual lease payments under these leases for calendar years 1996 through 2000 and thereafter are approximately $2,009,000, $2,020,000, $1,687,000, $1,255,000, $618,000 and
$18,000, respectively.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

PENSION PLANS

     The Company has a defined contribution pension plan covering all of its employees. Consolidated pension expense of the Company in 1995, 1994 and 1993 was $238,000, $207,000 and $202,000, respectively.

     The Company has an unfunded defined benefit pension plan covering non-employee members of its Board of Directors upon completion of sixty months of membership on the Board. The benefits, limited to ten years, are based on years of service and the annual base director fee in effect as of the date a director ceases to be a member of the Board. The consolidated accrued pension liability of the Company was $771,000 and $634,000 as of December 31, 1995 and 1994, respectively. Consolidated net periodic pension cost of the Company in 1995, 1994 and 1993 was $161,000, $149,000 and $191,000, respectively. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding this plan.

     A portion of the cost of the Company's pension plans has been allocated to the Core Group under the general and administrative expense allocation methodology described previously.

STOCK INCENTIVE PLANS

     The Company's stock incentive plans provide for the issuance of shares of the Company's stock to directors and key employees as stock incentives. Pursuant to the terms of the Company's stock incentive plans, stock options, restricted stock, deferred shares and dividend equivalent rights (DERs) were adjusted to reflect the Distribution. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding the Company's stock incentive plans. The Company's consolidated cost of its stock incentive plans is allocated to the Core Group under the general and administrative expense allocation methodology described previously.

PREFERRED STOCK PURCHASE RIGHTS PLAN

     The Company has a preferred stock purchase rights plan which provides for the distribution of one preferred stock purchase right (each a Right) to shareholders for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of preferred stock, Series A, par value $.01 per share (the Series A Preferred Shares), of the Company at a price of $45. The Company's Psychiatric Group Depositary Shares do not include the Rights or entitle holders thereof to receive the Rights, which are applicable only to the Company's Core Group Common Stock. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding the Company's preferred stock purchase rights plan.

DIVIDENDS

     A quarterly dividend of $.505 per share for Core Group Common Stock, or approximately $11,838,000, was declared by the Board of Directors on January 24, 1996, payable on February 23, 1996 to shareholders of record on February 9, 1996. This dividend has been reflected as dividends payable in the accompanying financial statements as of December 31, 1995. Dividends of $2.14 per share paid on Core Group Common Stock during the year ended December 31, 1995 are characterized as $1.67 of ordinary income and $.47 of return of capital for tax purposes.

     In general, dividends on the Company's capital stock are limited by the Company's unsecured revolving credit agreement to 95% of cash flow available for debt service, less interest expense, plus gains on asset dispositions and certain proceeds (PG Excess Proceeds) from the disposition of Psychiatric Group assets after the repayment of Psychiatric Group indebtedness. Dividends or other distributions paid out of PG Excess Proceeds will be available only for the Psychiatric Group Depositary Shares and will be limited to $30 million in the aggregate and $15 million in any calendar year.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  FIRST    SECOND     THIRD    FOURTH
                                                 QUARTER   QUARTER   QUARTER   QUARTER      TOTAL
                                                 -------   -------   -------   -------     -------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1995
Revenues.......................................  $19,575   $19,966   $20,304   $23,068     $82,913
Net income.....................................    7,976     8,206     8,235    11,690(1)   36,107
Net income per common share....................      .38       .39       .39       .51        1.69
1994
Revenues.......................................  $18,752   $18,721   $18,770   $19,437     $75,680
Net income.....................................    7,924     8,638     7,919     8,067      32,548
Net income per common share....................      .38       .41       .38       .39        1.56

- ---------------

(1) Includes a premium of $2,652,000 received in connection with the prepayment of a mortgage note receivable.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Health Properties, Inc.:

     We have audited the accompanying combined balance sheets of the Psychiatric Group (a business unit of American Health Properties, Inc.) as of December 31, 1995 and 1994, and the related combined statements of operations, total attributed equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the management of American Health Properties, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Psychiatric Group as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado,
March 25, 1996.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                   PSYCHIATRIC GROUP COMBINED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1995          1994
                                                                       ---------     ---------
                                                                       (IN THOUSANDS)
ASSETS
Real estate properties
  Buildings and improvements.........................................  $  19,740     $  29,139
  Accumulated depreciation...........................................     (3,944)       (5,575)
                                                                       ---------     ---------
                                                                          15,796        23,564
  Land...............................................................      5,222         8,565
                                                                       ---------     ---------
                                                                          21,018        32,129
Mortgage notes receivable, net.......................................     37,851        37,875
Other notes receivable...............................................      4,915         9,428
Receivables..........................................................        621           795
Other assets.........................................................        150            18
                                                                       ---------     ---------
                                                                       $  64,555     $  80,245
                                                                       =========     =========
ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Revolving inter-Group loan from Core Group...........................  $   5,263     $   9,428
Fixed rate inter-Group loan from Core Group..........................      9,175        20,000
Accounts payable and accrued liabilities.............................        151           188
Dividends payable....................................................      1,668         1,877
Deferred income......................................................        185           450
                                                                       ---------     ---------
                                                                          16,442        31,943
                                                                       ---------     ---------
Commitments and contingencies
Total attributed Psychiatric Group equity............................     48,113        48,302
                                                                       ---------     ---------
                                                                       $  64,555     $  80,245
                                                                       =========     =========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

              PSYCHIATRIC GROUP COMBINED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                            1995           1994          1993
                                                           -------       --------       -------
                                                              (IN THOUSANDS EXCEPT PER SHARE
                                                                         AMOUNTS)
REVENUES
  Rental income..........................................  $ 3,053       $  7,977       $ 8,332
  Mortgage interest income...............................    5,887          5,787         5,687
  Additional rental and interest income..................      720            598           660
  Other interest income..................................      686          1,026           638
                                                           -------       --------       -------
                                                            10,346         15,388        15,317
                                                           -------       --------       -------
EXPENSES
  Depreciation and amortization..........................      802          1,801         2,672
  Interest expense on inter-Group loans from Core
     Group...............................................    2,029          4,041         6,830
  General and administrative.............................      941            951         1,210
  Targeted stock issuance costs..........................      300          1,450            --
  Litigation costs.......................................       --             --         2,234
  Write-down of real estate investments..................       --         30,000            --
                                                           -------       --------       -------
                                                             4,072         38,243        12,946
                                                           -------       --------       -------
NET INCOME (LOSS)........................................  $ 6,274       $(22,855)      $ 2,371
                                                           =======       ========       =======
NET INCOME (LOSS) PER DEPOSITARY SHARE...................  $  3.00       $ (10.96)      $  1.26
                                                           =======       ========       =======
WEIGHTED AVERAGE DEPOSITARY SHARES OUTSTANDING...........    2,091          2,086         1,884
                                                           =======       ========       =======
DIVIDENDS DECLARED PER DEPOSITARY SHARE..................  $  3.20       $   4.16       $  3.36
                                                           =======       ========       =======

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

        PSYCHIATRIC GROUP COMBINED STATEMENTS OF TOTAL ATTRIBUTED EQUITY

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                             (IN THOUSANDS)
BALANCES AT BEGINNING OF YEAR..............................  $ 48,302     $ 79,471     $ 42,119
  Public offering of additional shares.....................        --           --       41,500
  Stock incentives, net....................................       229           93           75
  Exercise of stock options................................        --          272           94
  Distribution of Psychiatric Group Preferred Stock........       (18)          --           --
  Net income (loss)........................................     6,274      (22,855)       2,371
  Dividends................................................    (6,674)      (8,679)      (6,688)
                                                             --------     --------     --------
BALANCES AT END OF YEAR....................................  $ 48,113     $ 48,302     $ 79,471
                                                             ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

              PSYCHIATRIC GROUP COMBINED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)........................................  $  6,274     $(22,855)    $  2,371
  Depreciation, amortization and other non-cash items......       867        1,866        2,747
  Deferred income..........................................       (35)         (75)        (100)
  Write-down of real estate investments....................        --       30,000           --
  Change in receivables and other assets...................       (11)        (169)        (115)
  Change in accounts payable and accrued liabilities.......       (37)         (41)        (295)
                                                             --------     --------     --------
                                                                7,058        8,726        4,608
                                                             --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition and construction of real estate properties...      (693)          --         (641)
  Proceeds from sale of properties.........................    10,825        5,772           --
  Principal payments on mortage notes receivable...........        24           --           --
  Other notes receivable...................................     4,513         (830)      (2,548)
                                                             --------     --------     --------
                                                               14,669        4,942       (3,189)
                                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings (payments) on revolving inter-Group loan from
     Core Group............................................    (4,001)         672        4,501
  Payments on fixed rate inter-Group loan from Core
     Group.................................................   (10,825)      (6,044)     (41,594)
  Proceeds from sale of stock..............................        --           --       41,500
  Proceeds from exercise of stock options..................        --          272           94
  Cash paid in lieu of fractional shares...................       (18)          --           --
  Dividends paid...........................................    (6,883)      (8,568)      (5,920)
                                                             --------     --------     --------
                                                              (21,727)     (13,668)      (1,419)
                                                             --------     --------     --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS.....        --           --           --
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR.........        --           --           --
                                                             --------     --------     --------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR...............  $     --     $     --     $     --
                                                             ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

            NOTES TO PSYCHIATRIC GROUP COMBINED FINANCIAL STATEMENTS

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

     Distribution of Psychiatric Group Depositary Shares. On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its common stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of common stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock, a new series of preferred stock, par value $0.01 per share. The Distribution was designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. In connection with the Distribution, the Company specifically assigned or, if not directly assigned, allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Psychiatric Group and Core Group, as more fully described below. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Core Group.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The financial statements of the Psychiatric Group include the financial position, results of operations and cash flows of the Company's psychiatric hospital investments, an allocated portion of the Company's general and administrative expense, an attributed amount of inter-Group debt payable to the Core Group and an attributed amount of the Company's stockholders' equity. For purposes of computing per share data for periods prior to the actual Distribution, the number of Psychiatric Group Depositary Shares are assumed to be one-tenth of the corresponding number of shares of the Company's common stock prior to the Distribution. The Psychiatric Group financial statements are prepared using the amounts included in the Company's consolidated financial statements.

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

     Each holder of Psychiatric Group Depositary Shares or Core Group Common Stock is a holder of an issue of capital stock of the entire Company and is subject to risks associated with an investment in the Company and all of its businesses, assets and liabilities. Financial effects arising from one Group that affect the Company's consolidated results of operations, financial condition, cash flows or borrowing costs can affect the results of operations, financial condition, cash flows or borrowing costs of the other Group. In addition, net losses of either Group, as well as dividends and distributions on, and repurchases of, Psychiatric Group Depositary Shares or Core Group Common Stock will reduce the funds of the Company legally available for dividends on both the Psychiatric Group Depositary Shares and Core Group Common Stock. Accordingly, the Psychiatric Group's financial statements should be read in conjunction with the Company's consolidated financial statements and the financial statements of the Core Group.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     These financial statements include the accounts of the Psychiatric Group business. The Psychiatric Group and the Core Group financial statements, taken together, comprise all of the accounts included in the Company's consolidated financial statements.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New Accounting Standard. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires the recognition of an impairment loss on long-lived assets to be held and used if the carrying amount of an asset is less than the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition, and requires that measurement of such impairment loss should be based on the fair value of the asset. Long-lived assets to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. SFAS 121 is effective in fiscal 1996. Management believes that adoption of SFAS 121 will not have a material impact on the accompanying Psychiatric Group combined financial statements.

     Real Estate Properties. The Psychiatric Group accounts for its property leases as operating leases. The Psychiatric Group records properties at cost and allocates the cost between land and buildings and improvements based on independent appraisals. Depreciation of Psychiatric Group real estate properties is recorded on a straight-line basis over 21 years, the estimated useful lives of the buildings and improvements.

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

     Qualification as a REIT under Sections 856 to 860 of the Internal Revenue Code applies to the Company as a whole, rather than the Core Group or Psychiatric Group individually. Dividends paid by the Company on its Core Group Common Stock and Psychiatric Group Depositary Shares must be sufficient in the aggregate for the Company to meet the minimum distribution requirements of the Internal Revenue Code. The Company's earnings and profits as a whole, without reference to the Core Group or Psychiatric Group individually, is used to determine the taxable character of dividends paid to holders of its Core Group Common Stock and Psychiatric Group Depositary Shares.

     Earnings and profits, which determine the taxable character of dividends paid to stockholders, differ from net income for financial reporting purposes due primarily to timing differences in the recognition of fee income, real estate property write-downs, mortgage note impairment reserves and various accruals and differences between the estimated useful lives used to compute depreciation for financial statement purposes and a 40-year life used in determining earnings and profits. The cost basis of the Company's real estate properties is generally the same for financial reporting and earnings and profits purposes, except for properties written down for financial reporting purposes and properties for which the previous owner's basis is required to be carried forward for tax purposes.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CORPORATE ACTIVITIES, INTER-GROUP LOANS, THIRD-PARTY DEBT AND EQUITY

     Financial Activities. As a matter of policy, the Company manages all financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance and repayment of all short-term and long-term debt; and the issuance of common and preferred stock. These activities are then attributed to the Core Group and the Psychiatric Group in the manner described herein.

     Historical Debt and Equity Transactions. All third-party debt ($207,378,000 and $245,663,000 at December 31, 1995 and 1994, respectively) has been attributed to the Core Group in the financial statements set forth herein. However, the Psychiatric Group was attributed (a) fixed rate inter-Group loans owing to the Core Group at December 31, 1994 of $20,000,000, an amount determined by the Board to be appropriate in relation to the assets and expected cash flow of the Psychiatric Group and its cash requirements and (b) revolving inter-Group loans owing to the Core Group at December 31, 1994 of $9,428,000, an amount equal to the outstanding borrowings owed to the Psychiatric Group from psychiatric hospital operators under revolving credit agreements at that date. As a result of such attributed inter-Group loans, and in light of the carrying value of each Group's assets and its other liabilities at December 31, 1994, the equity attributed to the Core Group at that date was $259,199,000 and the equity attributed to the Psychiatric Group at that date was $48,302,000.

     Historically, the Psychiatric Group was attributed inter-Group loans owing to the Core Group from the date of the first Psychiatric Group asset purchase in 1988 to December 31, 1994 in amounts equal to the Psychiatric Group's net cash requirements not otherwise covered by the proceeds of equity issuances attributed to the Psychiatric Group. All such inter-Group loans were initially designated as floating rate loans (with an interest rate equal to the prevailing prime rate plus 2%), but portions of such inter-Group loans were re-designated as fixed rate loans in amounts that correspond to designated portions of third-party fixed rate senior debt issued by the Company from time to time (with an interest rate equal to that borne by third-party fixed rate senior debt plus 2%). Proceeds of equity issuances after 1988 were attributed to the Psychiatric Group in amounts determined to be appropriate in relation to the assets and expected cash flow of the Psychiatric Group, its cash requirements and its inter-Group debt at the time of such issuances; proceeds attributed to the Psychiatric Group were deemed to correspondingly reduce inter-Group debt. In general, dividends paid by the Company were attributed to the Core Group and the Psychiatric Group on the basis of their respective contributions to funds from operations, excluding expenses associated with litigation, relocation, issuance of Psychiatric Group Depositary Shares and termination of purchase commitments which were not considered to be routine costs of ongoing operations.

     Third-party Debt. All of the Company's third-party debt has been attributed to the Core Group; however, the Psychiatric Group, together with the Core Group, is subject to all of the terms, restrictions and covenants relating to such third-party debt. These include limitations on secured borrowings, restrictions covering the use of proceeds from asset sales and payments of dividends and requirements relating to the maintenance of specified financial covenants, including those relating to minimum tangible net worth, fixed charge coverage and ratios of liabilities to minimum tangible net worth and asset values. The third-party debt attributed to the Core Group at December 31, 1995 includes $201,000,000 of unsecured senior notes payable and $6,378,000 of subordinated convertible bonds payable. The aggregate amount of annual maturities of the Company's third-party debt for calendar years 1996 through 2000 is $49,000,000, $44,000,000, $44,000,000, $44,000,000 and $27,455,000,
respectively.

  Inter-Group Loans. The weighted average outstanding amount of revolving inter-Group loans owed by the Psychiatric Group to the Core Group during 1995, 1994 and 1993 was $5,497,000, $9,106,000 and $6,533,000 at weighted average interest rates of 10.82%, 9.15% and 8.0%, respectively.

     The weighted average outstanding amount of fixed rate inter-Group loans owed by the Psychiatric Group to the Core Group during 1995, 1994 and 1993 was $10,979,000, $24,706,000 and $48,570,000 at a weighted

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES average interest rate of 13% for all three years. There were no new fixed rate loans made to the Psychiatric Group during these three years. Paydowns were funded with the proceeds of equity transactions prior to 1995 attributed to the Psychiatric Group and the net proceeds from sales of Psychiatric Group real estate investments in 1995 and 1994.

     Repayment of inter-Group loans by the Psychiatric Group is dependent upon the amount and timing of sales of the Psychiatric Group's assets and paydowns received by the Psychiatric Group on borrowings provided to psychiatric hospital operators under revolving credit agreements. In the first quarter of 1995, the Psychiatric Group made $4,325,000 of revolving inter-Group loan repayments and $10,825,000 of fixed rate inter-Group loan repayments to the Core Group as a result of such operator borrowing paydowns and asset sales.

     The Company's Board has established certain policies relating to the Core Group's inter-Group loans to the Psychiatric Group. Under the policies currently in effect, which may be modified or rescinded in the sole discretion of the Company's Board, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group are limited to a maximum of $8,750,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar with any permanent repayment in the future of borrowings under revolving credit agreements provided to Psychiatric Group hospital operators. In addition, the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000, and except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced by the Core Group to the Psychiatric Group.

     If the Psychiatric Group sells any assets out of the ordinary course, the net proceeds from such sales (after transaction costs and reserves for contingencies) will be applied, first, to repay revolving inter-Group loans owed by the Psychiatric Group to the Core Group to the extent of outstanding borrowings provided to psychiatric hospital operators under revolving credit agreements associated with the asset or assets sold, second, to repay the outstanding fixed rate inter-Group loans owed by the Psychiatric Group to the Core Group (until repaid in full), and third, to repay other revolving inter-Group loans owed by the Psychiatric Group to the Core Group (until repaid in full), before any remaining net proceeds from such sales may be used to make distributions to holders of Psychiatric Group Depositary Shares.

     Excess cash received by the Psychiatric Group (other than net proceeds from asset sales) will be applied to reduce revolving inter-Group loans owed by the Psychiatric Group to the Core Group (until repaid in full), subject to the ability of the Psychiatric Group, at the option of the Board, to re-borrow cash from the Core Group up to the limitations mentioned previously to cover future cash needs of the Psychiatric Group (including, without limitation, to fund dividends in a manner consistent with the dividend policy then applicable to the Psychiatric Group Depositary Shares).

     Fixed rate inter-Group loans owed by the Psychiatric Group to the Core Group are unsecured, bear interest at a fixed rate of approximately 13% per annum (which is equal to the original weighted average interest rate on the Company's fixed rate senior debt issues plus 2%) and are prepayable without premium at any time, at the option of the Board.

     Revolving inter-Group loans owed by the Psychiatric Group to the Core Group are unsecured, bear interest at a floating rate equal to the prevailing prime rate plus 2% (10.5% at December 31, 1995) and are prepayable without premium at any time, at the option of the Board.

     The carrying amounts of the inter-Group loans owed by the Psychiatric Group to the Core Group are a reasonable estimate of fair value, as the pricing and terms of the loans are indicative of current rates and credit risk.

     Cash received by the Psychiatric Group in excess of required repayments of inter-Group loans owed by the Psychiatric Group may, at the option of the Company's Board, be advanced to the Core Group as revolving inter-Group loans (to the extent such cash can be used beneficially by the Core Group) or otherwise

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES be invested on behalf of the Psychiatric Group. Revolving inter-Group loans owed by the Core Group to the Psychiatric Group bear interest at a floating rate equal to the weighted average interest rate borne by the Company's revolving debt (or, for periods in which there is no such revolving debt outstanding, the interest rate at which the Company could borrow on a revolving basis), and are prepayable without premium at any time, at the option of the Board.

     Nothing in the foregoing policies obligates the Board to cause the Core Group to provide funds to the Psychiatric Group if the Board determines it is in the best interests of the Company not to do so.

     Equity Transactions Subsequent to the Distribution. Subsequent to the Distribution, the proceeds of Core Group Common Stock issuances as well as cash required to fund Core Group Common Stock dividends or repurchases are attributed solely to the Core Group, and the proceeds of Psychiatric Group Depositary Share issuances (e.g., upon exercise of management stock options) as well as cash required to fund Psychiatric Group Depositary Share dividends or repurchases are attributed solely to the Psychiatric Group.

     General and Administrative Expenses. General and administrative expenses of the Company that cannot be directly attributed to either Group have been allocated to the Psychiatric Group and the Core Group on the basis of their respective contributions to revenues (excluding inter-Group revenues and revenues from investment dispositions), provided that at no time will such expenses allocated to either Group be less than $250,000. All general and administrative expenses allocated to the Psychiatric Group are paid currently, regardless of when such expenses are paid to third parties by the Company. As such, the Psychiatric Group financial statements do not reflect any liabilities for such allocated general and administrative expenses. The Company's general and administrative expenses consist primarily of employment and related benefits, professional services, shareholder reporting, franchise taxes, travel and other related corporate activity.

PSYCHIATRIC BUSINESS

     Fundamental changes in the psychiatric industry continue to negatively impact the facility-specific operating cash flow at the Psychiatric Group hospitals. Institutions responsible for providing insurance coverage to patients who use inpatient psychiatric treatment services have directed efforts toward decreasing their payments for such services, thereby reducing hospital operating revenue. Some cost-cutting measures used by such institutions include decreasing the inpatient length of stay, intensively reviewing utilization, directing patients from inpatient care to outpatient care and negotiating reduced reimbursement rates for services. In addition, such institutions have extended the length of time for making payments, resulting in increases in accounts receivable. The wider use of psychotropic drugs also has resulted in significant declines in the average length of stay. Although the operators of the Psychiatric Group hospitals are responding by developing lower cost outpatient and daypatient programs, increasing case management and reducing operating costs, their efforts are generally not consistently mitigating the negative impact of these fundamental psychiatric industry changes. As a result, certain of the Psychiatric Group hospital operators have had difficulty meeting their payment obligations to the Psychiatric Group on a timely basis and there can be no assurance that Psychiatric Group operators will be able to meet their payment obligations in the future. Should this situation occur, it would negatively impact the cash flow of the Psychiatric Group and its dividend payments to the holders of Psychiatric Group Depositary Shares.

     The Psychiatric Group has provided working capital financing under revolving credit agreements to the operators of three of its psychiatric hospitals. As of December 31, 1995, outstanding borrowings under such agreements totaled $4,475,000, and the Psychiatric Group has committed to fund an additional $1,225,000 of borrowings upon request, subject to certain conditions. These borrowings, which are secured by accounts receivable and certain personal property and which contain events of default that would be triggered by defaults under the lease or mortgage loan relating to the relevant psychiatric hospital, are the primary source of financing for these operators' operating and capital needs. These psychiatric hospitals have, from time to time, been unable to generate sufficient cash flow for working capital and the development of new programs.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

In certain cases, these psychiatric hospitals have not been able to pay down the outstanding borrowings under the revolving credit agreements provided by the Psychiatric Group or to secure replacement loans from third-party lenders. To the extent the psychiatric hospitals have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's Board of Directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital operator, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then-existing policies), although the Company's Board of Directors is under no obligation to do so.

     As more fully discussed under "Real Estate Properties" and "Mortgage Notes Receivable", the fundamental ongoing changes in the psychiatric industry and the resulting impact on operator financial performance have resulted in the restructuring of operator payment obligations and significant investment write-downs, the most recent of which occurred during 1994 when the Psychiatric Group recorded a $30,000,000 write-down of its investments in the psychiatric hospitals. Of the $30,000,000 write-down, $22,050,000 related to the Psychiatric Group's investments in psychiatric hospital properties and $7,950,000 was established as a mortgage note impairment reserve. Although management believes that the recorded investments in the psychiatric hospitals are realizable, if the psychiatric operators are unable to successfully adapt to the fundamental ongoing changes in the psychiatric industry and consistently mitigate the negative impact of such changes on their financial performance, the Psychiatric Group may be required to further restructure payment obligations or make additional write-downs of the value of its investments in the psychiatric hospitals. The Psychiatric Group has sold three of its investments and does not intend to make further investments. Over time, the Psychiatric Group may sell, restructure or seek other means to further reduce its investments. The Psychiatric Group expects to use the net proceeds of any sales of Psychiatric Group investments (after transaction costs and reserves for contingencies) to repay then outstanding inter-Group loans or other debt owed by the Psychiatric Group and to distribute all remaining net proceeds, if any, in cash or common stock to holders of Psychiatric Group Depositary Shares.

REAL ESTATE PROPERTIES

     The following table summarizes the Psychiatric Group's investment in health care real estate properties as of December 31, 1995:

                                                           BUILDINGS AND   ACCUMULATED      NET
                                                   LAND    IMPROVEMENTS    DEPRECIATION  BOOK VALUE
                                                  ------   -------------   -----------   ----------
                                                  (IN THOUSANDS)
    Psychiatric properties:
      The Manors
         Tarpon Springs, Florida................  $1,457      $ 5,066        $   812      $  5,711
      The Retreat
         Sunrise, Florida.......................   3,325        8,609          2,210         9,724
      Rock Creek Center
         Lemont, Illinois.......................     440        6,065            922         5,583
                                                  ------   -------------   -----------   ----------
                                                  $5,222      $19,740        $ 3,944      $ 21,018
                                                  ======   ==========      =========      ========

     The total revenues, including interest income from other notes receivable, from each of the above psychiatric hospitals, excluding The Manors, were in excess of 10% of total Psychiatric Group revenues in 1995.

     In February 1995, the Psychiatric Group sold its Westwood and Pembroke psychiatric hospital investments to a third party. The cash proceeds of $13,825,000 represented payment for the $10,825,000 net book value of the real property and repayment of the $3,000,000 balance outstanding under a revolving credit

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES agreement provided by the Psychiatric Group. The Psychiatric Group applied $10,825,000 of the cash proceeds to pay down its fixed rate inter-Group loan from the Core Group and applied $3,000,000 of the cash proceeds to pay down its revolving inter-Group loan from the Core Group. The Psychiatric Group's total revenues from these two investments were $412,000 and $3,000,000 in 1995 and 1994, respectively.

     In March 1995, the Psychiatric Group restructured the terms of its two Florida psychiatric hospital investments. Pursuant to the restructuring, which was effective January 1, 1995, the annual minimum rental obligation of The Retreat psychiatric hospital in Sunrise, Florida was reduced from $2,359,000 to $1,100,000, and the annual minimum rental obligation of The Manors psychiatric hospital in Tarpon Springs, Florida was reduced from $855,000 to $600,000. As part of the restructuring, The Retreat used an existing $1,000,000 lease reserve fund to pay down outstanding borrowings under a revolving credit agreement provided by the Psychiatric Group, and the maximum amount available for borrowing under the credit agreement was reduced from $2,250,000 to $1,000,000. The Manors used an existing $325,000 lease reserve fund to pay down outstanding borrowings under a $2,000,000 revolving credit agreement provided by the Psychiatric Group. The payments received by the Psychiatric Group were used to pay down its revolving inter-Group loan from the Core Group.

     The Psychiatric Group has received information from the owner of the two Florida psychiatric hospitals regarding wide-ranging objections by several large insurance companies and other payors with respect to claims presented for services rendered. There also have been a series of negative stories in the national media and the local press in Florida on psychiatric care provided in Florida, including criticism of admissions policies and practice patterns at psychiatric hospitals in the state generally, and at these two hospitals. There have been legislative hearings in Florida on these issues, and the Psychiatric Group believes that regulatory investigations are being conducted. In addition, the owner has informed the Psychiatric Group that the hospitals are experiencing operational and cash flow difficulties which have negatively impacted their ability to fund their rental and interest obligations to the Psychiatric Group as they become due. Although The Retreat has made all of its required rental and interest payments in 1996 through March, The Manors has not made its required rental and interest payments for February or March of 1996. The net book values of the Psychiatric Group's investment in The Manors and The Retreat, including advances under existing revolving credit agreements, as of December 31, 1995 totaled $7,386,000 and $10,024,000, respectively. Quarterly base rent and interest obligations of The Manors and The Retreat total approximately $200,000 and $285,000 ($.10 and $.14 per Psychiatric Group Depositary Share), respectively.

     At the beginning of 1996, the owner retained the Intensive Resource Division of Quorum Health Resources, Inc. (Quorum), a subsidiary of Quorum Health Group, Inc., to operate both hospitals on a contract basis. The Psychiatric Group has an active dialogue with the owner of the two hospitals and Quorum regarding the revised plans for the hospitals for 1996 and beyond. The owner has requested that the Psychiatric Group consider an adjustment or deferral in the current lease and interest payments and other aspects of their agreements with the Psychiatric Group while the owner and Quorum carry out certain restructuring and restaffing of the hospitals. The Psychiatric Group and its financial advisors currently are evaluating the revised plans and the proposed adjustments to the hospitals' existing obligations to the Psychiatric Group and it is likely that some relief will be granted. Although the extent and duration of any rent and interest relief which may be granted has not been determined, any such modification of terms would have an adverse impact on the Psychiatric Group's results of operations and cash flow. The Psychiatric Group's dividend is determined quarterly based upon each quarter's operating results. It is likely that any adjustment to either of the two Florida hospitals' rent and interest obligations would have a negative impact on the Psychiatric Group's quarterly dividend payment.

     The Psychiatric Group has been informed by the operator of Rock Creek Center (RCC) in Lemont, Illinois that recent payor reimbursement issues may have an adverse impact on the cash flows of the facility. The operator remains current on its rental and interest obligations to the Psychiatric Group through March

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

1996. The Psychiatric Group has an active dialogue with the operator regarding the payor reimbursement issues and the potential impact of such issues on the operator's near-term cash flows and financial and operational plans for the remainder of 1996 and beyond.

     In October 1994, the Psychiatric Group sold its Torrance, California psychiatric property to a third party for its net book value of $5,772,000 in cash.

     The Psychiatric Group's properties are leased under "net" leases pursuant to which the lessees are responsible for all maintenance, repairs, taxes, and insurance of the leased properties. The leases provide for the payment of minimum base rent and additional rent during the fixed term and any renewal terms. Additional rent is generally based on the increase in annual gross revenues of the related hospital as specified in the lease agreements.

     The Psychiatric Group has the right to approve capital expenditures at all properties and the option to fund certain capital expenditures on terms comparable to the original investment. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Psychiatric Group's increased investment.

     Future minimum annual rentals under the Psychiatric Group's noncancellable operating leases for calendar years 1996 through 2000 are approximately $2,700,000, $2,700,000, $1,700,000, $1,700,000 and $1,100,000, respectively.
These amounts do not reflect any reductions or deferrals which may be granted to the Manors or The Retreat as discussed above.

MORTGAGE NOTES RECEIVABLE

     Four Winds Hospital -- Saratoga $18,201,000. The Psychiatric Group has a mortgage note receivable secured by a first mortgage and security interest in the real property of Four Winds Hospital in Saratoga Springs, New York. The note has an initial term of ten years with two optional ten-year extension terms. The initial term maturity date is June 30, 1999. The interest rate on the note is 12.42%. Interest was payable monthly for the first six years, and thereafter, principal and interest payments of $194,000 are payable monthly.

     Four Winds Hospital -- Katonah $27,600,000. The Psychiatric Group has a mortgage note receivable secured by a first mortgage and security interest in the real property of Four Winds Hospital in Katonah (Westchester County), New York (the Four Winds Note). At June 30, 1992, the Psychiatric Group recorded a $33,600,000 write-down on the original $61,200,000 Four Winds Note which reduced the Psychiatric Group's recorded investment in the Four Winds Note to its present amount of $27,600,000.

     At the end of 1992, a formal restructuring of the Four Winds Note was completed, pursuant to which monthly interest payments were $3,400,000 in the first year, increase $100,000 annually in each of the succeeding six years and remain at $4,000,000 per year through maturity. The restructured note has an initial term of ten years with two optional ten-year extension terms. The initial term maturity date is November 30, 2002. Base interest received and recognized by the Psychiatric Group on the Four Winds Note in 1995, 1994 and 1993 was $3,608,000, $3,508,000 and $3,408,000, respectively. Annual base interest of approximately $7,600,000 would have been recorded in each of those years had the Four Winds Note performed in accordance with its original terms.

     In June 1994, in view of negative trends that caused declining cash flows at a number of the psychiatric hospitals, the Psychiatric Group recorded a $30,000,000 write-down of its investments in psychiatric hospitals. In connection with a review of Four Winds Hospital -- Saratoga and Four Winds Hospital -- Katonah, as well as uncertainties surrounding possible changes in Medicaid reimbursement and potential impact of increasing managed care in the State of New York, $7,950,000 of the $30,000,000 write-down was recorded as a mortgage note impairment reserve. The Psychiatric Group records interest on such mortgage notes as interest payments are received.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     The Psychiatric Group has an active dialogue with the operator of the two Four Winds hospitals regarding the operator's desire to create an integrated behavioral health care delivery system in lower and upper New York State. Such a system likely will include these hospitals as the base for delivery systems in their respective markets and is intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the State of New York. The Psychiatric Group is supportive of the operator's strategy and has agreed in principle to release certain of its security interests in the operator's short-term assets on a staged basis to permit the operator to obtain the capital required to develop this system.

     Pursuant to the terms of the mortgage notes receivable, the Psychiatric Group may receive additional interest each year based on the increase in annual operating revenues of the related psychiatric facility. The Psychiatric Group may provide permanent financing for capital additions at the facilities.

     The carrying amount of mortgage notes receivable is a reasonable estimate of fair value, as the pricing and terms of the notes are indicative of current rates and credit risk.

OTHER NOTES RECEIVABLE

     The Psychiatric Group provides financing at variable rates to certain psychiatric hospital operators under revolving credit agreements. The aggregate commitment under these credit agreements is $5,700,000 as of December 31, 1995. Borrowings under the credit agreements are subject to compliance with various covenants and may not exceed a specified percentage of the operators' net accounts receivable. Borrowings under the credit agreements are secured by accounts receivable and other personal property of the operators. As of December 31, 1995, $4,475,000 was outstanding under revolving credit agreements at a weighted average interest rate of 11.5%. The weighted average amount of borrowings under revolving credit agreements outstanding during 1995 was $5,066,000 at a weighted average interest rate of 11.9% with a maximum of $8,800,000 outstanding during the year.

     In connection with the Four Winds Note restructuring, the $950,000 balance outstanding under a revolving credit agreement was converted to a five-year amortizing term note. The note bears interest at an annual rate of 10.5%, and requires monthly principal and interest payments of $21,000 through maturity on December 1, 1997. As of December 31, 1995, the outstanding balance of this note was $440,000.

     The Company's pricing and terms of variable-rate financing and commitments provided to certain psychiatric hospital operators and a term note are indicative of current rates and credit risk, and therefore, the carrying amount of these financial instruments is a reasonable estimate of fair value.

PENSION PLANS

     The Company has a defined contribution pension plan covering all of its employees. Consolidated pension expense of the Company in 1995, 1994 and 1993 was $238,000, $207,000 and $202,000, respectively.

     The Company has an unfunded defined benefit pension plan covering non-employee members of its Board of Directors upon completion of sixty months of membership on the Board. The benefits, limited to ten years, are based on years of service and the annual base director fee in effect as of the date a director ceases to be a member of the Board. The consolidated accrued pension liability of the Company was $771,000 and $634,000 as of December 31, 1995 and 1994, respectively. Consolidated net periodic pension cost of the Company in 1995, 1994 and 1993 was $161,000, $149,000 and $191,000, respectively. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding this plan.

     A portion of the cost of the Company's pension plans has been allocated to the Psychiatric Group under the general and administrative expense allocation methodology described previously.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

STOCK INCENTIVE PLANS

     The Company's stock incentive plans provide for the issuance of shares of the Company's stock to directors and key employees as stock incentives. Pursuant to the terms of the Company's stock incentive plans, stock options, restricted stock, deferred shares and dividend equivalent rights (DERs) were adjusted to reflect the Distribution. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding the Company's stock incentive plans. The Company's consolidated cost of its stock incentive plans is allocated to the Psychiatric Group under the general and administrative expense allocation methodology described previously.

PREFERRED STOCK PURCHASE RIGHTS PLAN

     The Company has a preferred stock purchase rights plan which provides for the distribution of one preferred stock purchase right (each a Right) to shareholders for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of preferred stock, Series A, par value $.01 per share (the Series A Preferred Shares), of the Company at a price of $45. The Company's Psychiatric Group Depositary Shares do not include the Rights or entitle holders thereof to receive the Rights, which are applicable only to the Company's Core Group Common Stock. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding the Company's preferred stock purchase rights plan.

DIVIDENDS

     A quarterly dividend of $.80 per share for Psychiatric Group Depositary Shares, or approximately $1,668,000, was declared by the Board of Directors on January 24, 1996, payable on February 23, 1996 to shareholders of record on February 9, 1996. The dividend has been reflected as dividends payable in the accompanying financial statements as of December 31, 1995. Dividends of $1.60 per share paid on Psychiatric Group Depositary Shares during the year ended December 31, 1995 are characterized as $1.25 of ordinary income and $.35 of return of capital for tax purposes.

     In general, dividends on the Company's capital stock are limited by the Company's unsecured revolving credit agreement to 95% of cash flow available for debt service, less interest expense, plus gains on asset dispositions and certain proceeds (PG Excess Proceeds) from the disposition of Psychiatric Group assets after the repayment of Psychiatric Group indebtedness. Dividends or other distributions paid out of PG Excess Proceeds will be available only for the Psychiatric Group Depositary Shares and will be limited to $30 million in the aggregate and $15 million in any calendar year.

LEGAL PROCEEDINGS

     In August 1992, a shareholder class action lawsuit was filed against the Company and certain directors and officers of the Company in the Federal District Court in Denver, Colorado, alleging that among other things, the defendants knowingly or recklessly disseminated false and misleading information regarding the performance and creditworthiness of two of the Psychiatric Group's mortgage loan investments. On May 28, 1993, the Company reached an agreement with the plaintiffs, the other defendants to the lawsuit and its insurance carrier regarding settlement and dismissal of the case with prejudice. The Company contributed $2,615,000 to the settlement in 1993. The Company's total costs related to this matter were $3,020,000 including the Company's settlement contribution, legal fees and other expenses. Of this amount, $786,000 was accrued in the fourth quarter of 1992, and the remaining $2,234,000 was charged against income in 1993. The settlement became effective upon approval by the court in December 1993. As the legal proceedings and resulting settlement related primarily to the Psychiatric Group, all costs of the legal proceedings and settlement were attributed to the Psychiatric Group.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                FIRST     SECOND        THIRD    FOURTH
                                               QUARTER   QUARTER       QUARTER   QUARTER      TOTAL
                                               -------   --------      -------   -------     --------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1995
Revenues.....................................  $ 2,891   $  2,441      $ 2,534   $ 2,480     $ 10,346
Net income...................................    1,691      1,339(1)     1,649     1,595        6,274
Net income per depositary share..............      .81        .64          .79       .76         3.00
1994
Revenues.....................................  $ 3,836   $  3,974      $ 4,051   $ 3,527     $ 15,388
Net income (loss)............................    1,860    (27,894)(2)    2,476       703(1)   (22,855)
Net income (loss) per depositary share.......      .89     (13.37)        1.19       .34       (10.96)

- ---------------

(1) The second quarter of 1995 and the fourth quarter of 1994 include costs related to the Distribution of $300,000 and $1,450,000, respectively.
(2) Includes a write-down of $30,000,000 relating to investments in psychiatric properties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on the 29th day of March, 1996.

                                          AMERICAN HEALTH PROPERTIES, INC.

                                          By: /s/  MICHAEL J. MCGEE

                                            ------------------------------------
                                            Michael J. McGee
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                              Officer)

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph P. Sullivan and Michael J. McGee, and each or either of them as his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                SIGNATURE                                 TITLE                     DATE
- ------------------------------------------    -----------------------------    ---------------
       PRINCIPAL EXECUTIVE OFFICER

         /s/  JOSEPH P. SULLIVAN              Principal Executive Officer      March 29, 1996
- ------------------------------------------    and Director
            Joseph P. Sullivan

     PRINCIPAL FINANCIAL OFFICER AND
       PRINCIPAL ACCOUNTING OFFICER

          /s/  MICHAEL J. MCGEE               Senior Vice President and        March 29, 1996
- ------------------------------------------    Chief Financial Officer
             Michael J. McGee

         /s/  WALTER J. MCNERNEY              Chairman of the Board            March 29, 1996
- ------------------------------------------
            Walter J. McNerney

         /s/  NORMAN BARKER, JR.              Director                         March 29, 1996
- ------------------------------------------
            Norman Barker, Jr.

            /s/  ROYCE DIENER                 Director                         March 29, 1996
- ------------------------------------------
               Royce Diener

           /s/  JAMES L. FISHEL               Director                         March 29, 1996
- ------------------------------------------
             James L. Fishel

           /s/  CHARLES M. HAAR               Director                         March 29, 1996
- ------------------------------------------
             Charles M. Haar

           /s/  SHELDON S. KING               Director                         March 29, 1996
- ------------------------------------------
             Sheldon S. King

           /s/  LOUIS T. ROSSO                Director                         March 29, 1996
- ------------------------------------------
              Louis T. Rosso

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION                                                            PAGE
- -------                          -----------                                                            ----
     3.1   --   Certificate of Incorporation, as amended to date, filed as Exhibit 4.1 to the
                Company's Registration Statement on Form S-3 (No. 33-61895), effective October
                17, 1995, and incorporated herein by reference.
     3.2   --   Amended and Restated Bylaws of the Company, filed as Exhibit 3.2 to the
                Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
     4.1   --   Rights Agreement dated as of April 10, 1990, filed as Exhibit 2 to the
                Company's Registration Statement on Form 8-A dated April 20, 1990, and incorporated herein by reference.
     4.2   --   Form of Note Agreement between the Company and various institutional investors, dated as of May 1, 1989, for the Company's $5,000,000 11.33% Series A Notes due
                May 30, 1996 and $120,000,000 11.44% Series B Notes due May 30, 1999, filed as
                Exhibit 4.1 to the Company's Registration Statement on Form S-11 (No.
                33-29387), effective August 4, 1989, and incorporated herein by reference.
     4.3   --   Form of Note Agreement between the Company and various institutional investors, dated as of September 1, 1990, for the Company's $100,000,000 10.41% Senior
                Notes due September 15, 2000, filed as Exhibit 4.2 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.
     4.4   --   Certificate of Designations of Psychiatric Group Preferred Stock, filed as
                Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the
                Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.
    10.1   --   American Health Properties, Inc. 1988 Stock Option Plan, filed as Exhibit 28 to the Company's Registration Statement on Form S-8 (No. 33-25781), filed with the
                Securities and Exchange Commission on November 28, 1988, and incorporated herein by reference.
    10.2   --   American Health Properties, Inc. 1990 Stock Incentive Plan, filed as Exhibit B to the Company's Proxy Statement for its 1990 Annual Meeting of Shareholders
                filed with the Securities and Exchange Commission on May 7, 1990, and
                incorporated herein by reference.
    10.3   --   Employment Agreements between the Company and Joseph P. Sullivan, C. Gregory
                Schonert and Michael J. McGee, filed as Exhibit 10.8 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
    10.4   --   American Health Properties, Inc. 1994 Stock Incentive Plan, filed as Appendix A to the Company's Proxy Statements for its 1994 Annual Meeting of Shareholders
                filed with the Securities and Exchange Commission on April 8, 1994, and
                incorporated herein by reference.
    10.5   --   American Health Properties, Inc. Nonqualified Stock Option Plan for Nonemployee
                Directors, filed as Appendix B to the Company's Proxy Statement for its 1994
                Annual Meeting of Shareholders filed with the Securities and Exchange
                Commission on April 8, 1994, and incorporated herein by reference.
    10.6   --   Credit Agreement dated as of December 27, 1995 among American Health
                Properties, Inc., the financial institutions listed therein, Banque Paribas as
                Co-Agent, First Union Bank of North Carolina as Co-Agent, NationsBank of Texas,
                N.A. as Co-Agent and Wells Fargo Bank, N.A. as Arranger, Agent and Facing Bank,
                filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 5, 1996, and incorporated herein by reference.
     *21   --   List of subsidiaries of the Company
     *23   --   Consent of Independent Public Accountants
     *24   --   Powers of Attorney (included in signature page at page 24)
     *27   --   Financial Data Schedule
   *99.1   --   Four Winds, Inc. Financial Highlights

- ---------------
* Filed herewith