Form 10-Q
period 1996-03-31
AMERICAN HEALTH PROPERTIES INC
filed 1996-05-14
CIK 808240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                      OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM                 TO
                                            ---------------    ---------------
                        COMMISSION FILE NUMBER 1-9381

                       AMERICAN HEALTH PROPERTIES, INC.
            (Exact name of registrant as specified in its charter)


                DELAWARE                                         95-4084878
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

    6400 SOUTH FIDDLER'S GREEN CIRCLE                               80111
               SUITE 1800                                        (Zip Code)
              ENGLEWOOD, CO
 (Address of principal executive offices)

                                 (303) 796-9793
              (Registrant's telephone number, including area code)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.               YES    X      NO
                                                             -----       -----

        SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE,
                   OUTSTANDING AT MAY 7, 1996 -- 23,446,973

     SHARES OF REGISTRANT'S PSYCHIATRIC GROUP DEPOSITARY SHARES, EACH REPRESENTING ONE-TENTH OF ONE SHARE OF PSYCHIATRIC GROUP PREFERRED STOCK, $.01 PAR VALUE, OUTSTANDING AT MAY 7, 1996 -- 2,084,282.

================================================================================

                      AMERICAN HEALTH PROPERTIES, INC.

                               MARCH 31, 1996

                              TABLE OF CONTENTS


PART I FINANCIAL INFORMATION


                                                                                        PAGE
CONSOLIDATED COMPANY
Item 1.  Consolidated Condensed Financial Statements:
         Balance sheets as of March 31, 1996 and December 31, 1995......................   2
         Statements of operations for the three months ended March 31, 1996 and 1995....   3
         Statements of cash flows for the three months ended March 31, 1996 and 1995 ...   4
         Notes to financial statements .................................................   5

Item 2.  Management's Discussion and Analysis of Consolidated
         Financial Condition and Results of Operations .................................   8

CORE GROUP

Item 1.  Core Group Combined Condensed Financial Statements:

         Balance sheets as of March 31, 1996 and December 31, 1995......................   15
         Statements of operations for the three months ended March 31, 1996 and 1995....   16
         Statements of cash flows for the three months ended March 31, 1996 and 1995 ...   17
         Notes to financial statements .................................................   18

Item 2.  Management's Discussion and Analysis of Core Group
         Combined Financial Condition and Results of Operations ........................   21

PSYCHIATRIC GROUP

Item 1.  Psychiatric Group Combined Condensed Financial Statements:
         Balance sheets as of March 31, 1996 and December 31, 1995......................   26
         Statements of operations for the three months ended March 31, 1996 and 1995....   27
         Statements of cash flows for the three months ended March 31, 1996 and 1995....   28
         Notes to financial statements..................................................   29

Item 2. Management's Discussion and Analysis of Psychiatric Group
        Combined Financial Condition and Results of Operations..........................   34

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................................   41



                       AMERICAN HEALTH PROPERTIES, INC.

                    CONSOLIDATED CONDENSED BALANCE SHEETS

                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                        March 31,            December 31,
                                                                                             1996                    1995
                                                                                   --------------          --------------
ASSETS                                                                                (UNAUDITED)
Real estate investments
    Real property and mortgage notes                                               $      633,768          $      633,727
    Construction in progress                                                               10,615                   6,016
    Accumulated depreciation                                                              (86,127)                (82,435)
                                                                                   --------------          --------------
                                                                                          558,256                 557,308
Notes receivable and financing leases                                                      10,773                  11,145
Other assets                                                                               10,257                  10,292
Cash and short-term investments                                                             2,092                   7,571
                                                                                   --------------          --------------
                                                                                   $      581,378          $      586,316
                                                                                   ==============          ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Bank loans payable                                                                 $        1,000          $           --
Notes and bonds payable                                                                   207,432                 207,378
Accounts payable and accrued liabilities                                                    4,546                   7,957
Dividends payable                                                                          13,300                  13,506
Deferred income                                                                             4,274                   4,415
                                                                                   --------------          --------------
                                                                                          230,552                 233,256
                                                                                   --------------          --------------

Commitments and contingencies

Stockholders' equity
    Preferred stock $.01 par value; 1,000 shares authorized;
       208 shares issued and outstanding                                                        2                       2
    Common stock $.01 par value; 100,000 shares authorized;
       23,447 and 23,443 shares issued and outstanding                                        234                     234
    Additional paid-in capital                                                            481,020                 480,703
    Cumulative net income                                                                 223,063                 212,312
    Cumulative dividends                                                                 (353,493)               (340,191)
                                                                                   --------------          --------------
                                                                                          350,826                 353,060
                                                                                   --------------          --------------
                                                                                   $      581,378          $      586,316
                                                                                   ==============          ==============


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                   Three Months Ended
                                                                         March 31,
                                                        -----------------------------------------
                                                                       1996                  1995
                                                        -------------------   -------------------
REVENUES
Rental income                                           $            17,298   $            16,614
Mortgage interest income                                              1,493                 1,470
Additional rental and interest income                                 2,948                 2,636
Other interest income                                                   382                 1,011
                                                        -------------------   -------------------
                                                                     22,121                21,731
                                                        -------------------   -------------------
EXPENSES
Depreciation and amortization                                         3,725                 3,470
Interest expense                                                      5,766                 6,828
General and administrative                                            1,822                 1,661
                                                        -------------------   -------------------
                                                                     11,313                11,959
                                                        -------------------   -------------------
Minority interest                                                        57                   105
                                                        -------------------   -------------------
NET INCOME                                              $            10,751   $             9,667
                                                        ===================   ===================
ATTRIBUTABLE TO -
  CORE GROUP COMMON STOCK
      Net Income                                        $             9,319   $             7,976
      Net Income Per Share                              $              0.40   $              0.38
      Weighted Average Shares Outstanding                            23,500                20,899
      Dividends Declared Per Share                      $             0.505   $             0.495

  PSYCHIATRIC GROUP DEPOSITARY SHARES
      Net Income                                        $             1,432   $             1,691
      Net Income Per Share                              $              0.68   $              0.81
      Weighted Average Shares Outstanding                             2,091                 2,090
      Dividends Declared Per Share                      $              0.70   $              0.80


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                          Three Months Ended March 31,
                                                                       ---------------------------------
                                                                              1996                  1995
                                                                       -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $    10,751           $     9,667
Depreciation, amortization and other non-cash items                          4,291                 4,056
Deferred income                                                               (144)                 (113)
Change in other assets                                                        (104)                  379
Change in accounts payable and accrued liabilities                          (3,408)               (3,611)
                                                                       -----------           -----------
                                                                            11,386                10,378
                                                                       -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties                      (4,655)                 (995)
Proceeds from sale of properties                                                 -                10,825
Principal payments on mortgage notes receivable                                 15                     -
Construction loan fundings                                                       -                (3,250)
Other notes receivable                                                          50                 4,385
Direct financing leases                                                        322                   167
Administrative capital expenditures                                            (16)                  (27)
                                                                       -----------           -----------
                                                                            (4,284)               11,105
                                                                       -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                                  1,000               (10,500)
Financing costs paid                                                           (73)                  (50)
Dividends paid                                                             (13,508)              (11,997)
                                                                       -----------           -----------
                                                                           (12,581)              (22,547)
                                                                       -----------           -----------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                      (5,479)               (1,064)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                         7,571                 1,838
                                                                       -----------           -----------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                         $     2,092           $       774
                                                                       ===========           ===========



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

     Distribution of Psychiatric Group Depositary Shares On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its common stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of common stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock, a new series of preferred stock, par value $.01 per share. The Distribution was designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. In connection with the Distribution, the Company specifically assigned or, if not directly assigned, allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Core Group. However, the change in the capital structure of the Company effected by the Distribution does not affect the respective legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

     Basis of Presentation The consolidated condensed financial statements of the Company included herein have been prepared by the Company without audit and include all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with those included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The financial statements of the Core Group and the Psychiatric Group also are included elsewhere herein. For purposes of computing per share data for periods prior to the Distribution, the number of shares of Core Group Common Stock are assumed to be the same as the corresponding number of shares of the Company's common stock prior to the Distribution, while the number of Psychiatric Group Depositary Shares are assumed to be one-tenth of the corresponding number of shares of the Company's common stock prior to the Distribution.

                        AMERICAN HEALTH PROPERTIES, INC.

             NOTES  TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)




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

     Interest Paid Interest paid by the Company, net of interest capitalized, was $7,896,000 and $8,979,000 for the three months ended March 31, 1996 and 1995, respectively. The Company had $210,000 of capitalized interest for the three months ended March 31, 1996 and no capitalized interest for the three months ended March 31, 1995.

2.   STOCKHOLDERS' EQUITY

     Stock Incentive Plans During the three months ended March 31, 1996, options to purchase 135,503 shares of Core Group Common Stock at a weighted average exercise price of $23.03 per share and 3,910 shares of restricted Core Group Common Stock were issued pursuant to the Company's stock incentive plans.

3.   COMMITMENTS

     Other Notes Receivable The Company provides financing at variable rates to certain psychiatric hospital operators under revolving credit agreements. The aggregate commitment under these credit agreements was $5.7 million at March 31, 1996 of which $1.2 million was unfunded.

     Real Estate Properties The Company has the right to approve capital expenditures at all of its properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. At March 31, 1996, the Company had remaining commitments to fund less than $1 million of capital expenditures pursuant to these rights and obligations. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Company's increased investment.

     As of March 31, 1996, the Company had funded $8.8 million of commitments totaling $16 million to finance the construction of three separate 80-unit assisted living facilities located in El Paso, Texas ($5.2 million), Odessa, Texas ($5.1 million) and Walla Walla, Washington ($5.6 million). The Company will own the facilities upon completion and enter into long-term leases with an experienced operator of assisted living facilities.

                        AMERICAN HEALTH PROPERTIES, INC.

             NOTES  TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)




4.   STATUS OF PSYCHIATRIC GROUP PROPERTIES

     The Company's two Florida psychiatric properties, The Retreat and The Manors, continue to experience operational and cash flow difficulties which negatively impact these hospitals' ability to fund their rental and interest obligations to the Company as they become due. Although The Retreat has made all required payments in 1996 through May, The Manors has not made its required rental and interest payments since January 1996 and such unpaid obligations have not been recognized as income. Additionally, Rock Creek Center (RCC) in Illinois is experiencing certain payor reimbursement issues, which combined with a lower than expected census in the first quarter of 1996, have had an adverse impact on RCC's cash flow and its ability to fund its rental and interest obligations to the Company as they become due. Although RCC had made all of its rental and interest payments through April 1996, RCC has not paid its May rent. In addition, the Company has advanced $214,000 on behalf of the operator to pay property taxes on the facility and has been requested by the operator to make an additional advance to meet certain other immediate cash requirements. The Company has active dialogues with the operators of these hospitals regarding the operators' plans to address their financial and operational issues. It is likely that some relief will be granted by the Company to one or more of these operators, although the extent and duration of such relief has not been determined. In addition, there can be no assurance that any operator not granted relief currently will be able to continue to meet its obligations to the Company or that some measure of relief will not be necessary in the future. The dividend on the Company's Psychiatric Group Depositary Shares is determined each quarter based upon the operating results of the Company's Psychiatric Group. Any significant advance of additional funds to these psychiatric hospital operators, modification of terms covering the rental or interest obligations of these properties or nonpayment of such obligations as they become due likely will have an adverse impact on the Company's Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares. Quarterly base rent and interest obligations of The Manors, The Retreat and RCC total approximately $200,000, $285,000 and $324,000 ($.10, $.14 and $.15 per Psychiatric Group Depositary Share), respectively. The Manors' failure to meet all of its obligations to the Company in the first quarter of 1996 was largely responsible for the reduction in the quarterly dividend on Psychiatric Group Depositary Shares to $.70 per share from $.80 per share in the preceding quarter.

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

     "Safe Harbor" Statement Under the United States Private Securities
Litigation Reform Act of 1995    Statements that are not historical facts
contained in Management's Discussion and Analysis are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: the financial strength of the operators of the Company's facilities as it affects the continuing ability of such operators to meet their obligations to the Company under the terms of the Company's agreements with such operators, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, operators' continued eligibility to participate in the Medicare or Medicaid programs, changes in reimbursement by other third party payors, occupancy levels at the Company's facilities, the availability and cost of capital, the strength and financial resources of the Company's competitors, the Company's ability to make additional real estate investments at attractive yields and changes in tax laws and regulations affecting real estate investment trusts.

     Distribution of Psychiatric Group Depositary Shares On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its common stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of common stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock, a new series of preferred stock, par value $.01 per share. The Distribution was designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. In connection with the Distribution, the Company specifically assigned or, if not directly assigned, allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Core Group. However, the change in the capital structure of the Company effected by the Distribution does not affect the respective legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OPERATING RESULTS

First Quarter 1996 Compared With 1995

     For the first quarter of 1996, the Company reported net income of $10,751,000 compared with net income of $9,667,000 for the first quarter of 1995. (See the Consolidated Condensed Statement of Operations for the net income and net income per share attributable to the Core Group Common Stock and the Psychiatric Group Depositary Shares.)

     Rental income was $17,298,000 for the first quarter of 1996, an increase of $684,000 or 4% from $16,614,000 for the first quarter of 1995. This net increase was primarily attributable to rental income from new properties acquired subsequent to the first quarter of 1995, which was partially offset by a reduction in rental income due to the sale of two psychiatric properties during the first quarter of 1995 and the nonpayment of $100,000 of rent by a psychiatric operator during the first quarter of 1996. The net property additions also resulted in a net increase in depreciation and amortization of $255,000 to $3,725,000 for the first quarter of 1996 compared with the first quarter of 1995.

     Additional rental and interest income was $2,948,000 for the first quarter of 1996, an increase of $312,000 or 12% from $2,636,000 for the first quarter of 1995. This positive variation was primarily attributable to increased additional rent from six of the Company's original acute care properties.

     Other interest income decreased $629,000 to $382,000 for the first quarter of 1996 from $1,011,000 for the first quarter of 1995. Other interest income for the first quarter of 1995 included approximately $680,000 of interest on a construction loan that was subsequently paid off in October 1995. Excluding the effect of this construction loan interest, other interest income increased during the first quarter of 1996 compared with the first quarter of 1995 as a result of higher investable cash balances and a higher average balance of direct financing leases, partially offset by a lower average balance of borrowings outstanding under revolving credit facilities provided to psychiatric hospital operators and the nonpayment of $50,000 of interest by a psychiatric operator during the first quarter of 1996.

     Interest expense was $5,766,000 for the first quarter of 1996, a decrease of $1,062,000 or 16% from $6,828,000 for the first quarter of 1995. Interest expense decreased as a result of a $24 million senior notes maturity in May 1995, lower average bank loan borrowings during the first quarter of 1996 and an increase in capitalized interest in 1996 compared to 1995.

     General and administrative expenses increased to $1,822,000 for the first quarter of 1996 from $1,661,000 for the first quarter of 1995. This increase was primarily attributable to higher shareholder reporting costs as a result of the Distribution, and financial advisory services provided by an investment banking firm which included supplemental monitoring of the performance of the Company's psychiatric properties and assistance in addressing operational and cash flow difficulties of certain operators of the psychiatric properties.

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

     The Company currently is providing financing under revolving credit agreements to the operators of three of its psychiatric hospitals. As of May 7, 1996, outstanding borrowings under such agreements totaled $4,475,000, and the Company has committed to fund an additional $1,225,000 of borrowings upon request, subject to certain conditions. These borrowings, which are secured by accounts receivable and certain personal property and which contain events of default that would be triggered by defaults under the lease relating to the relevant psychiatric hospital, are the primary source of financing for these operators' operating and capital needs. These psychiatric hospitals have, from time to time, been unable to generate sufficient cash flow for working capital and the development of new programs. In certain cases, these psychiatric hospitals

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




have not been able to pay down the outstanding borrowings under the revolving credit agreements provided by the Company or to secure replacement financing from third-party lenders. To the extent the psychiatric hospitals have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's Board of Directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital operator, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then-existing policies), although the Company's Board of Directors is under no obligation to do so.

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

     The Company's two Florida psychiatric properties, The Retreat and The Manors, continue to experience operational and cash flow difficulties which negatively impact these hospitals' ability to fund their rental and interest obligations to the Company as they become due. Although The Retreat has made all required payments in 1996 through May, The Manors has not made its required rental and interest payments since January 1996 and such unpaid obligations have not been recognized as income. Additionally, Rock Creek Center (RCC) in Illinois is experiencing certain payor reimbursement issues, which combined with a lower than expected census in the first quarter of 1996, have had an adverse impact on RCC's cash flow and its ability to fund its rental and interest obligations to the Company as they become due. Although RCC had made all of its rental and interest payments through April 1996, RCC has not paid its May rent. In addition, the Company has advanced $214,000 on behalf of the operator to pay property taxes on the facility and has been requested by the operator to make an additional advance to meet certain other immediate cash requirements. The Company has active dialogues with the operators of these hospitals regarding the operators' plans to address their financial and operational issues. It is likely that some relief will be granted by the Company to one or more of these operators, although the extent and duration of such relief has not been

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



determined. In addition, there can be no assurance that any operator not granted relief currently will be able to continue to meet its obligations to the Company or that some measure of relief will not be necessary in the future. The dividend on the Company's Psychiatric Group Depositary Shares is determined each quarter based upon the operating results of the Company's Psychiatric Group. Any significant advance of additional funds to these psychiatric hospital operators, modification of terms covering the rental or interest obligations of these properties or nonpayment of such obligations as they become due likely will have an adverse impact on the Company's Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares. Quarterly base rent and interest obligations of The Manors, The Retreat and RCC total approximately $200,000, $285,000 and $324,000 ($.10, $.14 and $.15 per Psychiatric Group Depositary Share), respectively. The Manors' failure to meet all of its obligations to the Company in the first quarter of 1996 was largely responsible for the reduction in the quarterly dividend on Psychiatric Group Depositary Shares to $.70 per share from $.80 per share in the preceding quarter.

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

     Additional rental income and interest income from the Company's existing investments will be affected by changes in the revenues of the underlying business operations upon which such income is based. The Company's acute care investments accounted for 89% of net additional rental and interest income for the first quarter of 1996, while rehabilitation and psychiatric investments each accounted for 5% and 6%, respectively. Historically, a substantial portion of the Company's additional rental and interest income has been attributable to six of the Company's original acute care properties (the Original Properties). With the significant revenue growth at a majority of the Original Properties in recent years, four properties had reached the additional rent transition point at the end of 1995 and it is anticipated that other properties may do so over the next few years. The Company's revenue participation rate for the six Original Properties declines from 5% to 1% when the additional rent transition point is reached. At December 31, 1995, the amount of potential additional rent at the 5% revenue participation rate for the six Original Properties was approximately $2.1 million per annum.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of May 7, 1996, the Company had commitments of $6.6 million to fund construction obligations and capital expenditures over approximately the next four months. Aggregate unfunded commitments under revolving credit agreements provided to psychiatric hospital operators totaled $1.2 million as of May 7, 1996.

     The Company has continued to increase its liquidity and enhance its financial flexibility. In October 1995, the Company received $29.15 million as proceeds from the payoff of its interest in a mortgage loan and completed an offering of 2,500,000 additional shares of Core Group Common Stock resulting in net proceeds of $50.3 million. Proceeds from the mortgage loan payoff and equity offering were used to pay off the outstanding balance under the Company's bank credit facility. In December 1995, the Company closed on a new $150 million unsecured revolving credit facility which matures on December 27, 1998. As of May 7, 1996, the Company had no outstanding borrowings under its revolving credit facility and had $10.4 million in cash and short-term investments. The Company's total indebtedness as of May 7, 1996 was $207.5 million. The Company will utilize its revolving credit facility to fund future acquisitions and its other commitments, including the $29 million senior notes maturity on May 31, 1996. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.

                  CORE GROUP COMBINED CONDENSED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                       March 31,              December 31,
                                                                                         1996                     1995
                                                                                   ---------------          --------------

ASSETS                                                                                  (Unaudited)
Real estate investments
    Real property                                                                  $       570,970          $      570,914
    Construction in progress                                                                10,615                   6,016
    Accumulated depreciation                                                               (81,997)                (78,491)
                                                                                   ---------------          --------------
                                                                                           499,588                 498,439
Financing leases                                                                             5,908                   6,230
Revolving loan to Psychiatric Group                                                          5,436                   5,263
Fixed rate loan to Psychiatric Group                                                         9,175                   9,175
Other assets                                                                                 9,341                   9,521
Cash and short-term investments                                                              2,092                   7,571
                                                                                   ---------------          --------------
                                                                                   $       531,540          $      536,199
                                                                                   ===============          ==============

ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Bank loans payable                                                                 $         1,000          $           --
Notes and bonds payable                                                                    207,432                 207,378
Accounts payable and accrued liabilities                                                     4,456                   7,806
Dividends payable                                                                           11,841                  11,838
Deferred income                                                                              4,103                   4,230
                                                                                   ---------------          --------------
                                                                                           228,832                 231,252
                                                                                   ---------------          --------------

Commitments and contingencies

Total Attributed Core Group Equity                                                         302,708                 304,947
                                                                                   ---------------          --------------
                                                                                   $       531,540          $      536,199
                                                                                   ===============          ==============


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

             CORE GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                  Three Months Ended
                                                                        March 31,
                                                        -----------------------------------------
                                                                       1996                  1995
                                                        -------------------   -------------------

REVENUES
Rental income                                           $            16,717   $            15,604
Additional rental income                                              2,766                 2,441
Other interest income                                                   283                   795
Interest on loans to Psychiatric Group                                  420                   735
                                                        -------------------   -------------------
                                                                     20,186                19,575
                                                        -------------------   -------------------
EXPENSES
Depreciation and amortization                                         3,539                 3,226
Interest expense                                                      5,766                 6,828
General and administrative                                            1,505                 1,440
                                                        -------------------   -------------------
                                                                     10,810                11,494
                                                        -------------------   -------------------
Minority interest                                                        57                   105
                                                        -------------------   -------------------
NET INCOME                                              $             9,319   $             7,976
                                                        ===================   ===================
NET INCOME PER COMMON SHARE                             $              0.40   $              0.38
                                                        ===================   ===================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           23,500                20,899
                                                        ===================   ===================
DIVIDENDS DECLARED PER COMMON SHARE                     $             0.505   $             0.495
                                                        ===================   ===================


  The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

             CORE GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                        Three Months Ended March 31,
                                                                    ----------------------------------
                                                                            1996                  1995
                                                                    ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $     9,319          $      7,976
Depreciation, amortization and other non-cash items                        4,073                 3,767
Deferred income                                                             (130)                 (124)
Change in other assets                                                        41                  (273)
Change in accounts payable and accrued liabilities                        (3,347)               (3,611)
                                                                    ------------          ------------
                                                                           9,956                 7,735
                                                                    ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties                    (4,655)                 (302)
Construction loan fundings                                                     -                (3,250)
Direct financing leases                                                      322                   167
Paydowns (fundings) on revolving loan to Psychiatric Group                  (173)                4,457
Paydowns on fixed rate loan to Psychiatric Group                               -                10,825
Administrative capital expenditures                                          (16)                  (27)
                                                                    ------------          ------------
                                                                          (4,522)               11,870
                                                                    ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                                1,000               (10,500)
Financing costs paid                                                         (73)                  (50)
Dividends paid                                                           (11,840)              (10,119)
                                                                    ------------          ------------
                                                                         (10,913)              (20,669)
                                                                    ------------          ------------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                    (5,479)               (1,064)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                       7,571                 1,838
                                                                    ------------          ------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                       $     2,092          $        774
                                                                    ============          ============


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

     Distribution of Psychiatric Group Depositary Shares On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its common stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of common stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock, a new series of preferred stock, par value $.01 per share. The Distribution was designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. In connection with the Distribution, the Company specifically assigned or, if not directly assigned, allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Core Group.

     Basis of Presentation The combined condensed financial statements of the Core Group included herein have been prepared by the Company without audit and include all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with those included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     The financial statements of the Core Group include the financial position, results of operations and cash flows of the Company's core investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building, an allocated portion of the Company's general and administrative expense, all corporate assets and liabilities and related transactions associated with the ongoing operations of the Company which are not separately identified with either operating group, an attributed amount of inter-Group loans receivable from the Psychiatric Group and an attributed amount of the Company's stockholders' equity. For purposes of computing per share data for periods prior to the Distribution, the number of shares of Core Group Common Stock are assumed to be the same as the corresponding number of shares of the Company's common stock prior to the Distribution. The

                        AMERICAN HEALTH PROPERTIES, INC.

          NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


Core Group financial statements are prepared using the amounts included in the Company's consolidated financial statements.

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

     Each holder of Core Group Common Stock or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to risks associated with an investment in the Company and all of its businesses, assets and liabilities. Financial effects arising from one Group that affect the Company's consolidated results of operations, financial condition, cash flows or borrowing costs can affect the results of operations, financial condition, cash flows or borrowing costs of the other Group. Net losses of either Group, as well as dividends and distributions on, and repurchases of, Core Group Common Stock or Psychiatric Group Depositary Shares will reduce the funds of the Company legally available for dividends on both the Core Group Common Stock and Psychiatric Group Depositary Shares. Furthermore, fundamental changes in the psychiatric industry continue to negatively impact the facility-specific operating cash flow at the Psychiatric Group hospitals. Accordingly, the Core Group's financial statements should be read in conjunction with the Company's consolidated financial statements and the financial statements of the Psychiatric Group.

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

     Interest Paid Interest paid by the Core Group, net of interest capitalized, was $7,896,000 and $8,979,000 for the three months ended March 31, 1996 and 1995, respectively. The Core Group had $210,000 of capitalized interest for the three months ended March 31, 1996 and no capitalized interest for the three months ended March 31, 1995.

                        AMERICAN HEALTH PROPERTIES, INC.

          NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)





2.   STOCKHOLDERS' EQUITY

     Stock Incentive Plans During the three months ended March 31, 1996, options to purchase 135,503 shares of Core Group Common Stock at a weighted average exercise price of $23.03 per share and 3,910 shares of restricted Core Group Common Stock were issued pursuant to the Company's stock incentive plans.

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

     Real Estate Properties The Core Group has the right to approve capital expenditures at all of its properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. At March 31, 1996, the Core Group had remaining commitments to fund less than $1 million of capital expenditures pursuant to these rights and obligations. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Core Group's increased investment.

     As of March 31, 1996, the Company had funded $8.8 million of commitments totaling $16 million to finance the construction of three separate 80-unit assisted living facilities located in El Paso, Texas ($5.2 million), Odessa, Texas ($5.1 million) and Walla Walla, Washington ($5.6 million). The Core Group will own the facilities upon completion and enter into long-term leases with an experienced operator of assisted living facilities.

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

     "Safe Harbor" Statement Under the United States Private Securities
Litigation Reform Act of 1995    Statements that are not historical facts
contained in Management's Discussion and Analysis are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others; the financial strength of the operators of the Core Group's facilities as it affects the continuing ability of such operators to meet their obligations to the Core Group under the terms of the Core Group's agreements with such operators, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, operators' continued eligibility to participate in the Medicare or Medicaid programs, changes in reimbursement by other third party payors, occupancy levels at the Core Group's facilities, the availability and cost of capital, the strength and financial resources of the Core Group's competitors, the Core Group's ability to make additional real estate investments at attractive yields and changes in tax laws and regulations affecting real estate investment trusts.

OPERATING RESULTS

First Quarter 1996 Compared With 1995

     For the first quarter of 1996, the Core Group reported net income of $9,319,000 or $.40 per share compared with net income of $7,976,000 or $.38 per share for the first quarter of 1995.

     Rental income was $16,717,000 for the first quarter of 1996, an increase of $1,113,000 or 7% from $15,604,000 for the first quarter of 1995. This increase was primarily attributable to rental income from new properties acquired subsequent to the first quarter of 1995. These property additions also resulted in an increase in depreciation and amortization of $313,000 to $3,539,000 for the first quarter of 1996 compared with the first quarter of 1995.

     Additional rental income was $2,766,000 for the first quarter of 1996, an increase of $325,000 or 13% from $2,441,000 for the first quarter of 1995. This positive variation was primarily attributable to increased additional rent from six of the Company's original acute care properties.

     Other interest income decreased $512,000 to $283,000 for the first quarter of 1996 from $795,000 for the first quarter of 1995. Other interest income for the first quarter of 1995 included approximately $680,000 of interest on a construction loan that was subsequently paid off in October 1995. Excluding the effect of this construction loan interest, other interest income increased during the first quarter of 1996 compared with the first quarter of 1995 as a result of higher investable cash balances and a higher average balance of direct financing leases.

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS




     Interest income on inter-Group loans to the Psychiatric Group was $420,000 for the first quarter of 1996, a decrease of $315,000 or 43% from $735,000 for the first quarter of 1995. This decrease reflects a lower average balance outstanding on loans to the Psychiatric Group, which was primarily attributable to $15,150,000 of repayments by the Psychiatric Group from the proceeds of asset sales and the paydown of borrowings under revolving credit agreements provided to Psychiatric Group hospital operators during the first quarter of 1995.

     Interest expense was $5,766,000 for the first quarter of 1996, a decrease of $1,062,000 or 16% from $6,828,000 for the first quarter of 1995. Interest expense decreased as a result of a $24 million senior notes maturity in May 1995, lower average bank loan borrowings during the first quarter of 1996 and an increase in capitalized interest in 1996 compared to 1995.

     General and administrative expenses increased to $1,505,000 for the first quarter of 1996 from $1,440,000 for the first quarter of 1995. This variation was attributable to an increase in the Company's consolidated general and administrative expenses which are allocated between the Core Group and Psychiatric Group primarily based on revenues, and an increase in Core Group revenues relative to the Company's consolidated revenues.

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

     Additional rental income from the Core Group's existing investments will be affected by changes in the revenues of the underlying business operations upon which such income is based. The Core Group's acute

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



care investments accounted for 95% of net additional rental income for the first quarter of 1996, while rehabilitation investments accounted for 5%. Historically, a substantial portion of the Core Group's additional rental income has been attributable to six of the Core Group's original acute care properties (the Original Properties). With the significant revenue growth at a majority of the Original Properties in recent years, four properties had reached the additional rent transition point at the end of 1995 and it is anticipated that other properties may do so over the next few years. The Core Group's revenue participation rate for the six Original Properties declines from 5% to 1% when the additional rent transition point is reached. At December 31, 1995, the amount of potential additional rent at the 5% revenue participation rate for the six Original Properties was approximately $2.1 million per annum.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1996, the Core Group had $5,436,000 outstanding under its revolving inter-Group loan to the Psychiatric Group. Under management policies currently in effect, the Core Group may provide the Psychiatric Group with revolving inter-Group loans of up to $8,750,000. In addition, as of March 31, 1996, the Core Group had $9,175,000 in fixed rate inter-Group loans to the Psychiatric Group.

     As of May 7, 1996, the Core Group had commitments of $6.6 million to fund construction obligations and capital expenditures over approximately the next four months.

     The Company has continued to increase its liquidity and enhance its financial flexibility. In October 1995, the Company's Core Group received $29.15 million as proceeds from the payoff of its interest in a mortgage loan and completed an offering of 2,500,000 additional shares of Core Group Common Stock resulting in net proceeds of $50.3 million. Proceeds from the mortgage loan payoff and equity offering were used to pay off the outstanding balance under the Company's bank credit facility. In December 1995, the Company closed on a new $150 million unsecured revolving credit facility which matures on December 27, 1998. As of May 7, 1996, the Company had no outstanding borrowings under its revolving credit facility and had $10.4 million in cash and short-term investments. The Company's total indebtedness as of May 7, 1996 was $207.5 million. The Company will utilize its revolving credit facility to fund its future Core Group acquisitions and its other commitments, including the $29 million senior notes maturity on May 31, 1996. The

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.

              PSYCHIATRIC GROUP COMBINED CONDENSED BALANCE SHEETS

                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                         March 31,            December 31,
                                                                                              1996                    1995
                                                                                   ---------------         ---------------
ASSETS                                                                                 (Unaudited)
Real estate investments
    Real property and mortgage notes                                               $        62,798         $        62,813
    Accumulated depreciation                                                                (4,130)                 (3,944)
                                                                                   ---------------         ---------------
                                                                                            58,668                  58,869
Other notes receivable                                                                       4,865                   4,915
Other assets                                                                                   916                     771
                                                                                   ---------------         ---------------
                                                                                   $        64,449         $        64,555
                                                                                   ===============         ===============
ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Revolving loan from Core Group                                                     $         5,436         $         5,263
Fixed rate loan from Core Group                                                              9,175                   9,175
Accounts payable and accrued liabilities                                                        90                     151
Dividends payable                                                                            1,459                   1,668
Deferred income                                                                                171                     185
                                                                                   ---------------         ---------------
                                                                                            16,331                  16,442
                                                                                   ---------------         ---------------
Commitments and contingencies

Total Attributed Psychiatric Group Equity                                                   48,118                  48,113
                                                                                   ---------------         ---------------
                                                                                   $        64,449         $        64,555
                                                                                   ===============         ===============


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

         PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                     Three Months Ended
                                                                          March 31,
                                                        -------------------------------------------
                                                                       1996                    1995
                                                        -------------------     -------------------
REVENUES
Rental income                                           $               581     $             1,010
Mortgage interest income                                              1,493                   1,470
Additional rental and interest income                                   182                     195
Other interest income                                                    99                     216
                                                        -------------------     -------------------
                                                                      2,355                   2,891
                                                        -------------------     -------------------
EXPENSES
Depreciation and amortization                                           186                     244
Interest on loans from Core Group                                       420                     735
General and administrative                                              317                     221
                                                        -------------------     -------------------
                                                                        923                   1,200
                                                        -------------------     -------------------

NET INCOME                                              $             1,432     $             1,691
                                                        ===================     ===================
NET INCOME PER DEPOSITARY SHARE                         $              0.68     $              0.81
                                                        ===================     ===================
WEIGHTED AVERAGE
    DEPOSITARY SHARES OUTSTANDING                                     2,091                   2,090
                                                        ===================     ===================
DIVIDENDS DECLARED PER DEPOSITARY SHARE                 $              0.70     $              0.80
                                                        ===================     ===================


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

         PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                       Three Months Ended March 31,
                                                                    ---------------------------------
                                                                            1996                 1995
                                                                    ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $     1,432         $      1,691
Depreciation, amortization and other non-cash items                          218                  289
Deferred income                                                              (14)                  11
Change in other assets                                                      (145)                 652
Change in accounts payable and accrued liabilities                           (61)                   -
                                                                    ------------         ------------
                                                                           1,430                2,643
                                                                    ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties                         -                 (693)
Proceeds from sale of properties                                               -               10,825
Principal payments on mortgage notes receivable                               15                    -
Other notes receivable                                                        50                4,385
                                                                    ------------         ------------
                                                                              65               14,517
                                                                    ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on revolving loan from Core Group                      173               (4,457)
Payments on fixed rate loan from Core Group                                    -              (10,825)
Dividends paid                                                            (1,668)              (1,878)
                                                                    ------------         ------------
                                                                          (1,495)             (17,160)
                                                                    ------------         ------------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                         -                    -
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                           -                    -
                                                                    ------------         ------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                      $          -         $          -
                                                                    ============         ============


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

     Distribution of Psychiatric Group Depositary Shares On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its common stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of common stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock, a new series of preferred stock, par value $.01 per share. The Distribution was designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. In connection with the Distribution, the Company specifically assigned or, if not directly assigned, allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Psychiatric Group and Core Group. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Core Group.

     Basis of Presentation The combined condensed financial statements of the Psychiatric Group included herein have been prepared by the Company without audit and include all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with those included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     The financial statements of the Psychiatric Group include the financial position, results of operations and cash flows of the Company's psychiatric hospital investments, an allocated portion of the Company's general and administrative expense, an attributed amount of inter-Group debt payable to the Core Group and an attributed amount of the Company's stockholders' equity. For purposes of computing per share data for periods prior to the Distribution, the number of Psychiatric Group Depositary Shares are assumed to be one-tenth of the corresponding number of shares of the Company's common stock prior to the Distribution. The Psychiatric Group financial statements are prepared using the amounts included in the Company's consolidated financial statements.

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

     Interest Paid Interest paid by the Psychiatric Group on inter-Group loans from the Core Group was $420,000 and $735,000 for the three months ended March 31, 1996 and 1995, respectively.

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

3.   COMMITMENTS

     Other Notes Receivable The Psychiatric Group provides financing at variable rates to certain psychiatric hospital operators under revolving credit agreements. The aggregate commitment under these credit agreements was $5.7 million at March 31, 1996 of which $1.2 million was unfunded.

     Real Estate Properties The Psychiatric Group has the right to approve capital expenditures at all of its properties and the option to fund certain capital expenditures on terms comparable to the original investment. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Psychiatric Group's increased investment. The Psychiatric Group had no commitments to fund such capital expenditures at March 31, 1996.

4.   STATUS OF PSYCHIATRIC GROUP PROPERTIES

     The Psychiatric Group has received information from the owner of the two Florida psychiatric hospitals regarding wide-ranging objections by several large insurance companies and other payors with respect to claims presented for services rendered. There also have been a series of negative stories in the national media and the local press in Florida on psychiatric care provided in Florida, including criticism of admissions policies and practice patterns at psychiatric hospitals in the state generally, and at these two hospitals.
There have been legislative hearings in Florida on these issues, and the Psychiatric Group believes that regulatory investigations are being conducted. In addition, the hospitals are experiencing operational and cash flow difficulties which have negatively impacted their ability to fund their rental and interest obligations to the Psychiatric Group as they become due. Although The Retreat has made all of its required rental and interest payments in 1996 through May, The Manors has not made its required rental and interest payments since January 1996 and such unpaid obligations have not been recognized as income. The net book values of the Psychiatric Group's investment in The Manors and The Retreat, including advances under existing revolving credit agreements, as of March 31, 1996 totaled $7,332,000 and $9,943,000, respectively. Quarterly base rent and interest obligations of The Manors and The Retreat total approximately $200,000 and $285,000 ($.10 and $.14 per Psychiatric Group Depositary Share), respectively.

     At the beginning of 1996, the owner of the Florida facilities retained the Intensive Resource Division of Quorum Health Resources, Inc. (Quorum), a subsidiary of Quorum Health Group, Inc., to operate both hospitals on a contract basis. The Psychiatric Group has an active dialogue with the owner of the two hospitals and Quorum regarding their revised plans for the hospitals for 1996 and beyond. The owner has requested that the Psychiatric Group consider an interim adjustment or deferral of the lease and interest obligations and other aspects of its agreements with the Psychiatric Group relating to The Manors while the owner and Quorum carry out certain restructuring and restaffing of the hospital. The Psychiatric Group and

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



its financial advisors currently are evaluating the revised plans and the proposed adjustments to The Manors' existing obligations to the Psychiatric Group and it is likely that some relief will be formally granted. The extent and duration of any formal rent and interest relief which likely will be granted to the Manors has not been finalized, however any significant modification of terms likely will have an adverse impact on the Psychiatric Group's results of operations and cash flow. Although The Retreat has continued to meet all of its obligations to the Psychiatric Group through May 1996, it is also undergoing significant restructuring and restaffing by the owner and Quorum to address its operational and cash flow difficulties and there can be no assurance that The Retreat will be able to continue to meet its obligations to the Psychiatric Group or that some measure of relief will not be necessary in the future. The Psychiatric Group's dividend is determined quarterly based upon each quarter's operating results. Any significant adjustment to either of the two Florida hospitals' rent and interest obligations or nonpayment of such obligations as they become due likely will have a negative impact on the Psychiatric Group's quarterly dividend payment. The Manors' failure to meet all of its obligations to the Psychiatric Group in the first quarter of 1996 was largely responsible for the reduction in the quarterly dividend on Psychiatric Group Depositary Shares to $.70 per share from $.80 per share in the preceding quarter.

     The Psychiatric Group has been informed by the operator of Rock Creek Center (RCC) in Lemont, Illinois that certain documentation and procedural deficiencies have resulted in the denial of a substantial amount of Medicare receivables and a substantial negative adjustment to the hospital's interim Medicare reimbursement. The operator's ability to recover these amounts and the timing of any recovery is uncertain at this time. These reimbursement issues, combined with a lower than expected census in the first quarter of 1996, have had an adverse impact on the hospital's cash flow. Although RCC had made all of its rental and interest payments through April 1996, RCC has not paid its May rent. In addition, the Psychiatric Group has advanced $214,000 on behalf of the operator to pay property taxes on the facility and has been requested by the operator to make an additional advance to meet certain other immediate cash requirements. The net book value of the Psychiatric Group's investment in RCC, including advances under existing revolving credit agreements and other receivables, as of March 31, 1996 totaled $8,246,000. Quarterly base rent and interest obligations of RCC total approximately $324,000 ($.15 per Psychiatric Group Depositary Share).

     The Psychiatric Group has an active dialogue with the operator of RCC regarding options for repayment of the property taxes advanced, resolution of the Medicare reimbursement issues and the impact of these matters on the operator's near-term cash flows and financial and operational plans for the remainder of 1996 and beyond. In addition to requesting an additional advance to meet certain immediate cash requirements, the operator has requested that the Psychiatric Group consider an interim adjustment or deferral of its rental and interest obligations and other aspects of its agreements with the Psychiatric Group while the operator implements its revised plans and takes certain actions to stabilize operations. The Psychiatric Group and its financial advisors currently are evaluating the operator's revised plans, the request for a further advance of funds and the proposed adjustments to RCC's existing obligations to the Psychiatric Group and it is likely that some relief will be granted. Although the extent and duration of any relief which likely will be granted has not been determined, any significant modification of terms likely will have an adverse impact on the Psychiatric Group's results of operations and cash flow. The Psychiatric Group's dividend is determined

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



quarterly based upon each quarter's operating results. Any significant advance of additional funds to the operator, adjustment to RCC's rent and interest obligations or nonpayment of such obligations as they become due likely will have a negative impact on the Psychiatric Group's quarterly dividend payment.

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

     "Safe Harbor" Statement Under the United States Private Securities
Litigation Reform Act of 1995   Statements that are not historical facts
contained in Management's Discussion and Analysis are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: the financial strength of the operators of the Psychiatric Group's facilities as it affects the continuing ability of such operators to meet their obligations to the Psychiatric Group under the terms of the Psychiatric Group's agreements with such operators, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, operators' continued eligibility to participate in the Medicare or Medicaid programs, changes in reimbursement by other third party payors, occupancy levels at the Psychiatric Group's facilities, the availability and cost of capital and changes in tax laws and regulations affecting real estate investment trusts.


OPERATING RESULTS

First Quarter 1996 Compared With 1995

     For the first quarter of 1996, the Psychiatric Group reported net income of $1,432,000 or $.68 per share compared with net income of $1,691,000 or $.81 per share for the first quarter of 1995. The decrease in net income for the first quarter of 1996 was primarily attributable to a reduction in income due to the sale of two psychiatric properties during the first quarter of 1995 and the nonpayment of rental and interest obligations by a psychiatric operator since January 1996.

     Rental income was $581,000 for the first quarter of 1996, a decrease of $429,000 or 42% from $1,010,000 for the first quarter of 1995. This decrease was primarily attributable to a reduction in rental income due to the sale of two psychiatric properties during the first quarter of 1995 and the nonpayment of $100,000 of rent by a psychiatric operator during the first quarter of 1996. The property sales resulted in a decrease in depreciation and amortization of $58,000 to $186,000 for the first quarter of 1996 compared with the first quarter of 1995.

     Other interest income decreased $117,000 to $99,000 for the first quarter of 1996 from $216,000 for the first quarter of 1995. This decrease was primarily attributable to lower average borrowings under revolving credit agreements provided to psychiatric hospital operators as a result of the sale of two psychiatric properties and the lease restructurings of two psychiatric investments during the first quarter of 1995 and the nonpayment of $50,000 of interest by a psychiatric operator during the first quarter of 1996.

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Interest expense on inter-Group loans from the Core Group was $420,000 for the first quarter of 1996, a decrease of $315,000 or 43% from $735,000 for the first quarter of 1995. This decrease reflects a lower average balance outstanding on loans from the Core Group, which was primarily attributable to $15,150,000 of repayments to the Core Group from the proceeds of the previously mentioned property sales and restructurings.

     General and administrative expenses increased to $317,000 for the first quarter of 1996 from $221,000 for the first quarter of 1995. The Company's consolidated general and administrative expenses are allocated between the Core Group and Psychiatric Group primarily based on revenues, however significant costs directly related to either Group are specifically charged to the applicable Group. Although costs allocated to the Psychiatric Group based on revenues decreased for the first quarter of 1996, the Psychiatric Group was specifically charged for $140,000 of costs in the first quarter of 1996 for financial advisory services provided by an investment banking firm which included supplemental monitoring of the performance of the Psychiatric Group's properties and assistance in addressing operational and cash flow difficulties of certain operators of the properties.

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

     The Psychiatric Group currently is providing financing under revolving credit agreements to the operators of three of its psychiatric hospitals. As of May 7, 1996, outstanding borrowings under such agreements totaled $4,475,000, and the Psychiatric Group has committed to fund an additional $1,225,000 of borrowings upon request, subject to certain conditions. These borrowings, which are secured by accounts receivable and certain personal property and which contain events of default that would be triggered by defaults under the lease relating to the relevant psychiatric hospital, are the primary source of financing for these operators' operating and capital needs. These psychiatric hospitals have, from time to time, been unable to generate sufficient cash flow for working capital and the development of new programs. In certain cases, these psychiatric hospitals have not been able to pay down the outstanding borrowings under the revolving credit agreements provided by the Psychiatric Group or to secure replacement financing from third-party lenders. To the extent the psychiatric hospitals have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's Board of Directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



operator, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then-existing policies), although the Company's Board of Directors is under no obligation to do so.

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

     The Psychiatric Group has received information from the owner of the two Florida psychiatric hospitals regarding wide-ranging objections by several large insurance companies and other payors with respect to claims presented for services rendered. There also have been a series of negative stories in the national media and the local press in Florida on psychiatric care provided in Florida, including criticism of admissions policies and practice patterns at psychiatric hospitals in the state generally, and at these two hospitals.
There have been legislative hearings in Florida on these issues, and the Psychiatric Group believes that regulatory investigations are being conducted. In addition, the hospitals are experiencing operational and cash flow difficulties which have negatively impacted their ability to fund their rental and interest obligations to the Psychiatric Group as they become due. Although The Retreat has made all of its required rental and interest payments in 1996 through May, The Manors has not made its required rental and interest payments since January 1996 and such unpaid obligations have not been recognized as income. The net book values of the Psychiatric Group's investment in The Manors and The Retreat, including advances under existing revolving credit agreements, as of March 31, 1996 totaled $7,332,000 and $9,943,000, respectively. Quarterly base rent and interest obligations of The Manors and The Retreat total approximately $200,000 and $285,000 ($.10 and $.14 per Psychiatric Group Depositary Share), respectively.

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     At the beginning of 1996, the owner of the Florida facilities retained the Intensive Resource Division of Quorum Health Resources, Inc. (Quorum), a subsidiary of Quorum Health Group, Inc., to operate both hospitals on a contract basis. The Psychiatric Group has an active dialogue with the owner of the two hospitals and Quorum regarding their revised plans for the hospitals for 1996 and beyond. The owner has requested that the Psychiatric Group consider an interim adjustment or deferral of the lease and interest obligations and other aspects of its agreements with the Psychiatric Group relating to The Manors while the owner and Quorum carry out certain restructuring and restaffing of the hospital. The Psychiatric Group and its financial advisors currently are evaluating the revised plans and the proposed adjustments to The Manors' existing obligations to the Psychiatric Group and it is likely that some relief will be formally granted. The extent and duration of any formal rent and interest relief which likely will be granted to the Manors has not been finalized, however any significant modification of terms likely will have an adverse impact on the Psychiatric Group's results of operations and cash flow. Although The Retreat has continued to meet all of its obligations to the Psychiatric Group through May 1996, it is also undergoing significant restructuring and restaffing by the owner and Quorum to address its operational and cash flow difficulties and there can be no assurance that The Retreat will be able to continue to meet its obligations to the Psychiatric Group or that some measure of relief will not be necessary in the future. The Psychiatric Group's dividend is determined quarterly based upon each quarter's operating results. Any significant adjustment to either of the two Florida hospitals' rent and interest obligations or nonpayment of such obligations as they become due likely will have a negative impact on the Psychiatric Group's quarterly dividend payment. The Manors' failure to meet all of its obligations to the Psychiatric Group in the first quarter of 1996 was largely responsible for the reduction in the quarterly dividend on Psychiatric Group Depositary Shares to $.70 per share from $.80 per share in the preceding quarter.

     The Psychiatric Group has been informed by the operator of Rock Creek Center (RCC) in Lemont, Illinois that certain documentation and procedural deficiencies have resulted in the denial of a substantial amount of Medicare receivables and a substantial negative adjustment to the hospital's interim Medicare reimbursement. The operator's ability to recover these amounts and the timing of any recovery is uncertain at this time. These reimbursement issues, combined with a lower than expected census in the first quarter of 1996, have had an adverse impact on the hospital's cash flow. Although RCC had made all of its rental and interest payments through April 1996, RCC has not paid its May rent. In addition, the Psychiatric Group has advanced $214,000 on behalf of the operator to pay property taxes on the facility and has been requested by the operator to make an additional advance to meet certain other immediate cash requirements. The net book value of the Psychiatric Group's investment in RCC, including advances under existing revolving credit agreements and other receivables, as of March 31, 1996 totaled $8,246,000. Quarterly base rent and interest obligations of RCC total approximately $324,000 ($.15 per Psychiatric Group Depositary Share).

     The Psychiatric Group has an active dialogue with the operator of RCC regarding options for repayment of the property taxes advanced, resolution of the Medicare reimbursement issues and the impact of these matters on the operator's near-term cash flows and financial and operational plans for the remainder of 1996 and beyond. In addition to requesting an additional advance to meet certain immediate cash requirements, the operator has requested that the Psychiatric Group consider an interim adjustment or deferral of its rental and interest obligations and other aspects of its agreements with the Psychiatric Group while the

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


operator implements its revised plans and takes certain actions to stabilize operations. The Psychiatric Group and its financial advisors currently are evaluating the operator's revised plans, the request for a further advance of funds and the proposed adjustments to RCC's existing obligations to the Psychiatric Group and it is likely that some relief will be granted. Although the extent and duration of any relief which likely will be granted has not been determined, any significant modification of terms will likely have an adverse impact on the Psychiatric Group's results of operations and cash flow. The Psychiatric Group's dividend is determined quarterly based upon each quarter's operating results. Any significant advance of additional funds to the operator, adjustment to RCC's rent and interest obligations or nonpayment of such obligations as they become due likely will have a negative impact on the Psychiatric Group's quarterly dividend payment.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of May 7, 1996, the Psychiatric Group had aggregate unfunded commitments under revolving credit agreements provided to psychiatric hospital operators of $1.2 million.

     At March 31, 1996, the Psychiatric Group had $5,436,000 and $9,175,000 outstanding under its revolving inter-Group loan from the Core Group and its fixed rate inter-Group loan from the Core Group, respectively. The Psychiatric Group is required to use the net proceeds from the disposition of Psychiatric Group assets to pay down its outstanding revolving inter-Group loan (to the extent of the psychiatric hospital operator borrowings under revolving credit agreements associated with the asset or assets sold) with any excess used to pay down the balance outstanding under the fixed rate inter-Group loan. The Psychiatric Group reduced the combined balance of the revolving inter-Group and fixed rate inter-Group loans by $15,150,000 in the first quarter of 1995 with proceeds from such asset sales and operator borrowing paydowns. The Company's Board of Directors has established certain management policies relating to the Psychiatric Group's inter-Group loans from the Core Group. Under the policies currently in effect, which may be modified or rescinded in the sole discretion of the Company's Board of Directors, the aggregate revolving inter-Group loans owed to the Core Group by the Psychiatric Group are limited to a maximum of $8,750,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar with any permanent repayment in the future of borrowings under revolving credit agreements provided to Psychiatric Group hospital operators. In addition, the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000, and except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced to the Psychiatric Group by the Core Group. The Psychiatric Group has no third-party sources of additional financing and, as a result, will be dependent on the Core Group for all such financing. Although the

                        AMERICAN HEALTH PROPERTIES, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Core Group may make this financing available, there is no obligation of the Company's Board of Directors to cause the Core Group to provide funds to the Psychiatric Group if the Board of Directors determines that it is in the Company's best interest not to do so.

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

                          PART II.  OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27 Financial Data Schedule

     (b) Reports on Form 8-K

         On January 5, 1996, the Company filed a Current Report on Form 8-K pertaining to the establishment of a new $150,000,000 three-year unsecured revolving credit facility that contained as an exhibit the Credit Agreement dated as of December 27, 1995.

                                  SIGNATURES


     Pursuant TO the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 1996
                             AMERICAN HEALTH PROPERTIES, INC.


                             By:       JOSEPH P. SULLIVAN
                                 -----------------------------------------------
                                 Joseph P. Sullivan
                                 President & Chief Executive Officer



                             By:        MICHAEL J. MCGEE
                                 -----------------------------------------------
                                 Michael J. McGee
                                 Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX



Exhibit
Number                           Description
- -------        --------------------------------------------------
  27           Financial Data Schedule