Form 10-Q
period 1996-06-30
AMERICAN HEALTH PROPERTIES INC
filed 1996-08-12
CIK 808240

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                             OR

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ____________________ TO____________________

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

                                 (303) 796-9793
              (Registrant's telephone number, including area code)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.                     YES X   NO
                                                                 ----   ----
         SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE,
                  OUTSTANDING AT AUGUST 7, 1996 -- 23,446,973

     SHARES OF REGISTRANT'S PSYCHIATRIC GROUP DEPOSITARY SHARES, EACH REPRESENTING ONE-TENTH OF ONE SHARE OF PSYCHIATRIC GROUP PREFERRED STOCK, $.01 PAR VALUE, OUTSTANDING AT AUGUST 7, 1996 -- 2,084,282.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         AMERICAN HEALTH PROPERTIES, INC.

                                   JUNE 30, 1996

                                 TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION                                                 PAGE
CONSOLIDATED COMPANY

Item 1. Consolidated Condensed Financial Statements:
        Balance sheets as of June 30, 1996 and December 31, 1995 ............  2
        Statements of operations for the three and six months
        ended June 30, 1996 and 1995.........................................  3
        Statements of cash flows for the six months ended June 30,
        1996 and 1995........................................................  4
        Notes to financial statements........................................  5

Item 2. Management's Discussion and Analysis of Consolidated
        Financial Condition and Results of Operations........................  9

CORE GROUP

Item 1. Core Group Combined Condensed Financial Statements:
        Balance sheets as of June 30, 1996 and December 31, 1995 ............ 17
        Statements of operations for the three and six months ended
        June 30, 1996 and 1995............................................... 18
        Statements of cash flows for the six months ended June 30,
        1996 and 1995........................................................ 19
        Notes to financial statements ....................................... 20

Item 2. Management's Discussion and Analysis of Core Group
        Combined Financial Condition and Results of Operations .............. 23

PSYCHIATRIC GROUP

Item 1. Psychiatric Group Combined Condensed Financial Statements:
        Balance sheets as of June 30, 1996 and December 31, 1995 ............ 28
        Statements of operations for the three and six months ended
        June 30, 1996 and 1995 .............................................. 29
        Statements of cash flows for the six months ended June 30,
        1996 and 1995 ....................................................... 30
        Notes to financial statements ....................................... 31

Item 2. Management's Discussion and Analysis of Psychiatric Group
        Combined Financial Condition and Results of Operations .............. 36

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ................. 43

Item 6. Exhibits and Reports on Form 8-K .................................... 43

                        AMERICAN HEALTH PROPERTIES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                       June 30,     December 31,
                                                                           1996             1995
- ---------------------------------------------------------------   -------------    -------------
                                                                   (Unaudited)
ASSETS
Real estate investments
    Real property and mortgage notes                              $     626,568    $     633,727
    Construction in progress                                             14,659            6,016
    Accumulated depreciation                                            (82,630)         (82,435)
                                                                  -------------    -------------
                                                                        558,597          557,308
Notes receivable and financing leases                                     8,947           11,145
Other assets                                                              9,502           10,292
Cash and short-term investments                                           1,313            7,571
- ---------------------------------------------------------------   -------------    -------------

                                                                  $     578,359    $     586,316
===============================================================   =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Bank loans payable                                                $      27,000    $        --
Notes and bonds payable                                                 178,487          207,378
Accounts payable and accrued liabilities                                  6,997            7,957
Dividends payable                                                        13,196           13,506
Deferred income                                                           4,062            4,415
- ---------------------------------------------------------------   -------------    -------------
                                                                        229,742          233,256
- ---------------------------------------------------------------   -------------    -------------

Commitments and contingencies

Stockholders' equity
    Preferred stock $.01 par value; 1,000 shares authorized;
       208 shares issued and outstanding                                      2                2
    Common stock $.01 par value; 100,000 shares authorized;
       23,447 and 23,443 shares issued and outstanding                      234              234
    Additional paid-in capital                                          481,337          480,703
    Cumulative net income                                               233,732          212,312
    Cumulative dividends                                               (366,688)        (340,191)
- ---------------------------------------------------------------   -------------    -------------
                                                                        348,617          353,060
- ---------------------------------------------------------------   -------------    -------------

                                                                  $     578,359    $     586,316
===============================================================   =============    =============


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                            Three Months Ended June 30,     Six Months Ended June 30,
                                            ---------------------------   ---------------------------
                                                    1996           1995           1996           1995
- -----------------------------------------   ------------   ------------   ------------   ------------

REVENUES
Rental income                               $     17,080   $     16,681   $     34,378   $     33,295
Mortgage interest income                           1,493          1,469          2,986          2,939
Additional rental and interest income              3,063          2,717          6,011          5,353
Other interest income                                291          1,106            673          2,117
- -----------------------------------------   ------------   ------------   ------------   ------------
                                                  21,927         21,973         44,048         43,704
- -----------------------------------------   ------------   ------------   ------------   ------------

EXPENSES
Depreciation and amortization                      3,718          3,523          7,443          6,993
Interest expense                                   5,513          6,906         11,279         13,734
General and administrative                         1,969          1,642          3,791          3,303
Targeted stock issuance costs                       --              300           --              300
- -----------------------------------------   ------------   ------------   ------------   ------------
                                                  11,200         12,371         22,513         24,330
- -----------------------------------------   ------------   ------------   ------------   ------------
Minority interest                                     58             57            115            162
- -----------------------------------------   ------------   ------------   ------------   ------------


NET INCOME                                  $     10,669   $      9,545   $     21,420   $     19,212
=========================================   ============   ============   ============   ============


ATTRIBUTABLE TO -
  CORE GROUP COMMON STOCK
      Net Income                            $      9,435   $      8,206   $     18,754   $     16,182
      Net Income Per Share                  $       0.40   $       0.39   $       0.80   $       0.77
      Weighted Average Shares Outstanding         23,510         20,913         23,505         20,906
      Dividends Declared Per Share          $     0.5050   $     0.4950   $     1.0100   $     0.9900

  PSYCHIATRIC GROUP DEPOSITARY SHARES
      Net Income                            $      1,234   $      1,339   $      2,666   $      3,030
      Net Income Per Share                  $       0.59   $       0.64   $       1.27   $       1.45
      Weighted Average Shares Outstanding          2,092          2,091          2,091          2,091
      Dividends Declared Per Share          $     0.6500   $     0.8000   $     1.3500   $     1.6000



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                  Six Months Ended June 30,
                                                                ----------------------------

                                                                        1996            1995
- -------------------------------------------------------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $     21,420    $     19,212
Depreciation, amortization and other non-cash items                    8,577           8,179
Deferred income                                                         (255)            (51)
Change in other assets                                                   453             107
Change in accounts payable and accrued liabilities                    (1,058)           (361)
- -------------------------------------------------------------   ------------    ------------
                                                                      29,137          27,086
- -------------------------------------------------------------   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties                (8,699)        (29,951)
Proceeds from sale of properties                                        --            10,825
Principal payments on mortgage notes receivable                           31            --
Construction loan fundings                                              --            (4,901)
Other notes receivable                                                   101           4,416
Direct financing leases                                                2,097          (2,776)
Administrative capital expenditures                                      (38)            (81)
- -------------------------------------------------------------   ------------    ------------
                                                                      (6,508)        (22,468)
- -------------------------------------------------------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                           27,000          43,000
Principal payments on notes payable                                  (29,000)        (24,000)
Financing costs paid                                                     (80)           (260)
Dividends paid                                                       (26,807)        (23,995)
- -------------------------------------------------------------   ------------    ------------
                                                                     (28,887)         (5,255)
- -------------------------------------------------------------   ------------    ------------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                (6,258)           (637)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                   7,571           1,838
- -------------------------------------------------------------   ------------    ------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                  $      1,313    $      1,201
=============================================================   ============    ============



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

     Distribution of Psychiatric Group Depositary Shares On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its common stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of common stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock, a new series of preferred stock, par value $.01 per share. The Distribution was designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. In connection with the Distribution, the Company directly assigned or, if not directly assigned, allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Core Group. However, the change in the capital structure of the Company effected by the Distribution does not affect the respective legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

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

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)


and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Interest Paid Interest paid by the Company, net of interest capitalized, was $10,718,000 and $12,919,000 for the six months ended June 30, 1996 and 1995, respectively. The Company had $531,000 and $15,000 of capitalized interest for the six months ended June 30, 1996 and 1995, respectively.

2.   STOCKHOLDERS' EQUITY

     Stock Incentive Plans During the six months ended June 30, 1996, options to purchase 161,651 shares of Core Group Common Stock at a weighted average exercise price of $22.76 per share and 3,910 shares of restricted Core Group Common Stock were issued pursuant to the Company's stock incentive plans.

3.   COMMITMENTS

     Other Notes Receivable The Company provides financing at variable rates to certain psychiatric hospital operators under revolving credit agreements. The aggregate commitment under these credit agreements was $5.7 million at June 30, 1996 of which $1.2 million was unfunded.

     Real Estate Properties The Company has the right to approve capital expenditures at all of its properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. At June 30, 1996, the Company had remaining commitments to fund less than $1 million of capital expenditures pursuant to these rights and obligations. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Company's increased investment.

     As of June 30, 1996, the Company had funded $12.1 million of commitments totaling $16 million to finance the construction of three separate 80-unit assisted living facilities located in El Paso, Texas ($5.2 million), Odessa, Texas ($5.1 million) and Walla Walla, Washington ($5.6 million). The Company will own the facilities upon completion and enter into long-term leases with an experienced operator of assisted living facilities. Construction funding of the Walla Walla, Washington facility was completed in July 1996 at which time the lease commenced.

     As of June 30, 1996, the Company had funded less than $1 million of a $4.4 million commitment to finance the construction of a 96-bed Alzheimer's care facility in southwest Houston, Texas. The Company will own the facility upon completion and enter into a long-term lease with the developer. The facility will be operated by an experienced operator of long-term care facilities.

4.   REAL ESTATE EXCHANGE

     In the second quarter of 1996, the Company acquired an acute care property in West Valley City, Utah (Pioneer Valley Hospital) in exchange for its acute care properties in Jefferson, Louisiana (Elmwood Medical Center) and Halstead, Kansas (Halstead Hospital). Pioneer Valley Hospital is leased to the same

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)


operator that had leased the two exchanged properties under comparable terms and at a lease rate equivalent to the combined lease rates of the two exchanged properties. In connection with the transaction, the operator paid off the $1,484,000 balance under a direct financing equipment lease related to the Halstead Hospital. There was no gain or loss on the transaction.

5.   STATUS OF PSYCHIATRIC GROUP PROPERTIES

     The Company's two Florida psychiatric properties, The Manors and The Retreat, continue to experience operational and cash flow difficulties which negatively impact these hospitals' ability to fund their rental and interest obligations to the Company as they become due. Quarterly base rent and interest obligations of The Manors and The Retreat total approximately $200,000 and $285,000 ($.10 and $.14 per Psychiatric Group Depositary Share), respectively.

     The Manors has not made its required rental and interest payments since January 1996 and the Company is proceeding with formal documentation of an agreement with the operator for the deferral of rent and interest payments while certain restructuring and restaffing of the facility occurs. Pursuant to the deferral arrangements, The Manors' monthly base rent payments of $50,000 are deferred from February 1996 through September 1996 and such deferred payments become payable twelve months from the month of deferral. The Manors' monthly interest payments of $16,600 are deferred from February 1996 until March 1, 1997 on which date all such deferred interest will be payable in full. The Manors' deferred obligations are not recognized as income by the Company until such time as they are paid. During the second quarter and first six months of 1996, The Manors' rent and interest deferrals amounted to approximately $.10 and $.17 per Psychiatric Group Depositary Share, respectively. The operator and Quorum, the contract facility manager, are both highly experienced and the restructuring and restaffing measures appear promising, however there can be no assurance as to the eventual outcome of such changes.

     Although The Retreat has made all required payments in 1996 through August, The Retreat did not pay its July rent until August. The Company continues to monitor the situation while the operator and Quorum, the contract facility manager, restructure and restaff the facility, and there can be no assurance that some measure of rent and interest relief will not be necessary in the future.

     Rock Creek Center (RCC) in Illinois has experienced certain payor reimbursement issues, which combined with a lower than expected census in 1996, have had an adverse impact on RCC's cash flow and its ability to fund its rental and interest obligations to the Company as they become due. Quarterly base rent and interest obligations of RCC total approximately $324,000 ($.15 per Psychiatric Group Depositary Share). The Company has advanced $214,000 on behalf of the operator to pay property taxes on the facility, and is proceeding with formal documentation of an agreement with the operator for the deferral of base rent payments while the operator takes certain actions to stabilize operations and implements its revised business plan. Pursuant to the deferral arrangements, 100% of RCC's monthly base rent payments of $83,000 are deferred for May and June of 1996 and 50% of such monthly payments are deferred from July 1996 through October 1996, at which time monthly base rent is scheduled to return to 100%. Deferred base rent is payable in the future only when the facility's cash exceeds a specified level and the property tax advance is payable in monthly installments. RCC's deferred obligations are not recognized as income by the Company until such

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)



time as they are paid. RCC's rent deferral amounted to approximately $.08 per Psychiatric Group Depositary Share for both the second quarter and first six months of 1996. Although the deferral arrangements provide interim financial relief while the operator implements its strategy, there can be no assurance as to the eventual outcome of these measures.

     The Company has completed formal documentation of an agreement with the operator of the two New York Four Winds facilities to release certain of its security interests in the operator's short-term assets on a staged basis. The release of this collateral will permit the operator to obtain the capital required to develop an integrated behavioral health care delivery system in lower and upper New York State, of which the two Four Winds facilities will be an integral part. Although such a system is intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the state of New York, it is not possible to predict the impact and timing of such changes and whether the proposed system will be successful in that new environment.

     The dividend on the Company's Psychiatric Group Depositary Shares is determined each quarter based upon the operating results of the Company's Psychiatric Group. Any significant advance of additional funds to these psychiatric hospital operators, modification of terms covering the rental or interest obligations of these properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Company's Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares. The deferral of rental and interest obligations of The Manors and RCC in 1996 was largely responsible for the reduction in the quarterly dividend on Psychiatric Group Depositary Shares to $.70 per share in the first quarter of 1996 and $.65 per share in the second quarter of 1996 from $.80 per share in the fourth quarter of 1995.

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

     "Safe Harbor" Statement Under the United States Private Securities Litigation Reform Act of 1995 Statements that are not historical facts contained in Management's Discussion and Analysis are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: the financial strength of the operators of the Company's facilities as it affects the continuing ability of such operators to meet their obligations to the Company under the terms of the Company's agreements with such operators, changes in operators or ownership of operators, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, operators' continued eligibility to participate in the Medicare or Medicaid programs, changes in reimbursement by other third party payors, occupancy levels at the Company's facilities, the availability and cost of capital, the strength and financial resources of the Company's competitors, the Company's ability to make additional real estate investments at attractive yields and changes in tax laws and regulations affecting real estate investment trusts.

     Distribution of Psychiatric Group Depositary Shares On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its common stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of common stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock, a new series of preferred stock, par value $.01 per share. The Distribution was designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. In connection with the Distribution, the Company directly assigned or, if not directly assigned, allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Core Group. However, the change in the capital structure of the Company effected by the Distribution does not affect the respective legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

Second Quarter and Year to Date 1996 Compared With 1995

     For the second quarter of 1996, the Company reported net income of $10,669,000 compared with net income of $9,545,000 for the second quarter of 1995. For the six months ended June 30, 1996, the Company reported net income of $21,420,000 compared with net income of $19,212,000 for the first six months of 1995. (See the Consolidated Condensed Statements of Operations for the net income and net income per share attributable to the Core Group Common Stock and the Psychiatric Group Depositary Shares.)

     Rental income was $17,080,000 for the second quarter of 1996, an increase of $399,000 or 2% from $16,681,000 for the second quarter of 1995. Rental income was $34,378,000 for the six months ended June 30, 1996, an increase of $1,083,000 or 3%, from $33,295,000 for the comparable period in 1995. This net increase was primarily attributable to rental income from new properties acquired subsequent to the first quarter of 1995, which was partially offset by a reduction in rental income due to the sale of two psychiatric properties during the first quarter of 1995 and the nonpayment of $317,000 and $417,000 of rent by two psychiatric operators during the second quarter and first six months of 1996, respectively. The net property additions also resulted in a net increase in depreciation and amortization of $195,000 to $3,718,000 for the second quarter of 1996 compared with the second quarter of 1995 and a net increase of $450,000 to $7,443,000 for the six months ended June 30, 1996 compared with the same period in 1995.

     Additional rental and interest income was $3,063,000 for the second quarter of 1996, an increase of $346,000 or 13% from $2,717,000 for the second quarter of 1995. Additional rental and interest income was $6,011,000 for the six months ended June 30, 1996, an increase of $658,000 or 12% from $5,353,000 for the comparable period in 1995. This positive variation was primarily attributable to increased additional rent from six of the Company's original acute care properties.

     Other interest income decreased $815,000 to $291,000 for the second quarter of 1996 from $1,106,000 for the second quarter of 1995. Other interest income for the six months ended June 30, 1996 decreased $1,444,000 to $673,000 from $2,117,000 for the comparable period in 1995. Other interest income for the second quarter and first six months of 1995 included approximately $780,000 and $1,465,000, respectively, of interest on a construction loan that was subsequently paid off in October 1995. In addition, this variation was due to a lower average balance of borrowings outstanding under revolving credit facilities provided to psychiatric hospital operators and the nonpayment of $50,000 and $100,000 of interest by a psychiatric operator during the second quarter and first six months of 1996, respectively, partially offset by higher investable cash balances and a higher average balance of direct financing leases.

     Interest expense was $5,513,000 for the second quarter of 1996, a decrease of $1,393,000 or 20% from $6,906,000 for the second quarter of 1995. Interest expense was $11,279,000 for the six months ended June 30, 1996, a decrease of $2,455,000 or 18% from $13,734,000 for the comparable period in 1995. Interest expense decreased as a result of a $24 million and $29 million senior notes maturity in May 1995 and May 1996, respectively, lower average bank loan borrowings during 1996 and an increase in capitalized interest in 1996 compared to 1995.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     General and administrative expenses increased to $1,969,000 for the second quarter of 1996 from $1,642,000 for the second quarter of 1995. For the first half of 1996, general and administrative expenses increased to $3,791,000 from $3,303,000 for the first half of 1995. This increase was primarily attributable to higher shareholder reporting costs as a result of the Distribution, financial advisory services provided primarily by an investment banking firm which included supplemental monitoring of the performance of the Company's psychiatric properties and assistance in addressing operational and cash flow difficulties of certain operators of the psychiatric properties, higher legal costs, higher expense from the Company's stock incentive plans and expenses related to the hiring of a Chief Investment Officer, partially offset by a reduction in compensation expense as a result of having fewer employees.

     The $300,000 of targeted stock issuance costs in 1995 was an additional accrual made in the second quarter of 1995 to reflect the increased costs of the Distribution. The increased costs primarily reflected higher legal and accounting fees and printing and shipping costs as a result of the extended filing period.

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

     The nature of health care delivery in the United States currently is undergoing change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed by both Houses of Congress. These plans have generally included revisions and limits on federal programs providing Medicaid reimbursement to state health care programs and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Company's Board and management are monitoring potential changes closely. The Company believes that these potential changes may pose risks for certain institutions that are unwilling or unable to respond. At the same time, the Company believes that this changing health care environment will provide the Core Group with new opportunities for investment.

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

     Fundamental changes in the psychiatric industry continue to negatively impact the facility-specific operating cash flow at the Company's psychiatric properties. Institutions responsible for providing insurance coverage to patients who use inpatient psychiatric treatment services have directed efforts toward decreasing their payments for such services, thereby reducing hospital operating revenues. Some cost-cutting measures used by such institutions include decreasing the inpatient length of stay, intensively reviewing utilization, directing patients from inpatient care to outpatient care and negotiating reduced reimbursement rates for services. In addition, such institutions have extended the length of time for making payments, resulting in increases in accounts receivable. The wider use of psychotropic drugs also has resulted in significant declines in the average length of stay. Although the operators of the psychiatric hospitals are responding by developing lower cost outpatient and daypatient programs, increasing case management and reducing operating costs, their efforts are generally not consistently mitigating the negative impact of these fundamental psychiatric industry changes. As a result, certain of the psychiatric hospital operators have not met their payment obligations to the Company on a timely basis and there can be no assurance that psychiatric hospital operators will be able to meet their payment obligations in the future. Should this situation continue, it will negatively impact the cash flow of the Company's Psychiatric Group and the dividend payments to the holders of Psychiatric Group Depositary Shares.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company currently is providing financing under revolving credit agreements to the operators of three of its psychiatric hospitals. As of August 7, 1996, outstanding borrowings under such agreements totaled $4,475,000, and the Company has committed to fund an additional $1,225,000 of borrowings upon request, subject to certain conditions. These borrowings, which are secured by accounts receivable and certain personal property and which contain events of default that would be triggered by defaults under the lease relating to the relevant psychiatric hospital, are the primary source of financing for these operators' operating and capital needs. These psychiatric hospitals have, from time to time, been unable to generate sufficient cash flow for working capital and the development of new programs. In certain cases, these psychiatric hospitals have not been able to pay down the outstanding borrowings under the revolving credit agreements provided by the Company or to secure replacement financing from third-party lenders. To the extent the psychiatric hospitals have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's Board of Directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital operator, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then-existing policies), although the Company's Board of Directors is under no obligation to do so.

     The fundamental ongoing changes in the psychiatric industry and the resulting impact on operator financial performance have resulted in the restructuring of psychiatric operator payment obligations and significant psychiatric investment write-downs, the most recent of which occurred during 1994 when the Company recorded a $30,000,000 write-down of its investments in the psychiatric hospitals. Although management believes that the recorded investments in the psychiatric hospitals are realizable, if the psychiatric operators are unable to successfully adapt to the fundamental ongoing changes in the psychiatric industry and consistently mitigate the negative impact of such changes on their financial performance, the Company may be required to further restructure payment obligations or make additional write-downs of the value of its investments in the psychiatric hospitals. The Company does not intend to make further investments in the psychiatric sector, and over time, may sell, restructure or seek other means to reduce its investments in the psychiatric sector. The Company has sold three of its psychiatric properties since September 1994, restructured the terms of its two Florida psychiatric hospital investments in March 1995 and as discussed below, has recently proceeded with various modifications to the terms of one of its Florida psychiatric investments, as well as its psychiatric investments in Illinois and New York. The Psychiatric Group Depositary Shares were distributed in July 1995 in an effort to effectively separate the economic attributes of the Company's psychiatric investments (the Psychiatric Group) from its core investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group). In September 1995, the Company retained an investment banking firm for an initial one-year period to provide a broad range of financial advisory services to the Psychiatric Group. These services include supplemental monitoring of the performance of individual assets, assistance in potential sales or restructurings of particular investments and continuing assessments of available strategic alternatives for the portfolio. The cost of these services are specifically charged to the operating results of the Psychiatric Group.

     The Company's two Florida psychiatric properties, The Manors and The Retreat, continue to experience operational and cash flow difficulties which negatively impact these hospitals' ability to fund their rental and interest obligations to the Company as they become due. Quarterly base rent and interest obligations of The Manors and The Retreat total approximately $200,000 and $285,000 ($.10 and $.14 per Psychiatric Group Depositary Share), respectively.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Manors has not made its required rental and interest payments since January 1996 and the Company is proceeding with formal documentation of an agreement with the operator for the deferral of rent and interest payments while certain restructuring and restaffing of the facility occurs. Pursuant to the deferral arrangements, The Manors' monthly base rent payments of $50,000 are deferred from February 1996 through September 1996 and such deferred payments become payable twelve months from the month of deferral. The Manors' monthly interest payments of $16,600 are deferred from February 1996 until March 1, 1997 on which date all such deferred interest will be payable in full. The Manors' deferred obligations are not recognized as income by the Company until such time as they are paid. During the second quarter and first six months of 1996, The Manors' rent and interest deferrals amounted to approximately $.10 and $.17 per Psychiatric Group Depositary Share, respectively. The operator and Quorum, the contract facility manager, are both highly experienced and the restructuring and restaffing measures appear promising, however there can be no assurance as to the eventual outcome of such changes.

     Although The Retreat has made all required payments in 1996 through August, The Retreat did not pay its July rent until August. The Company continues to monitor the situation while the operator and Quorum, the contract facility manager, restructure and restaff the facility, and there can be no assurance that some measure of rent and interest relief will not be necessary in the future.

     Rock Creek Center (RCC) in Illinois has experienced certain payor reimbursement issues, which combined with a lower than expected census in 1996, have had an adverse impact on RCC's cash flow and its ability to fund its rental and interest obligations to the Company as they become due. Quarterly base rent and interest obligations of RCC total approximately $324,000 ($.15 per Psychiatric Group Depositary Share). The Company has advanced $214,000 on behalf of the operator to pay property taxes on the facility, and is proceeding with formal documentation of an agreement with the operator for the deferral of base rent payments while the operator takes certain actions to stabilize operations and implements its revised business plan. Pursuant to the deferral arrangements, 100% of RCC's monthly base rent payments of $83,000 are deferred for May and June of 1996 and 50% of such monthly payments are deferred from July 1996 through October 1996, at which time monthly base rent is scheduled to return to 100%. Deferred base rent is payable in the future only when the facility's cash exceeds a specified level and the property tax advance is payable in monthly installments. RCC's deferred obligations are not recognized as income by the Company until such time as they are paid. RCC's rent deferral amounted to approximately $.08 per Psychiatric Group Depositary Share for both the second quarter and first six months of 1996. Although the deferral arrangements provide interim financial relief while the operator implements its strategy, there can be no assurance as to the eventual outcome of these measures.

     The Company has completed formal documentation of an agreement with the operator of the two New York Four Winds facilities to release certain of its security interests in the operator's short-term assets on a staged basis. The release of this collateral will permit the operator to obtain the capital required to develop an integrated behavioral health care delivery system in lower and upper New York State, of which the two Four Winds facilities will be an integral part. Although such a system is intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the state of New York, it is not possible to predict the impact and timing of such changes and whether the proposed system will be successful in that new environment.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The dividend on the Company's Psychiatric Group Depositary Shares is determined each quarter based upon the operating results of the Company's Psychiatric Group. Any significant advance of additional funds to these psychiatric hospital operators, modification of terms covering the rental or interest obligations of these properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Company's Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares. The deferral of rental and interest obligations of The Manors and RCC in 1996 was largely responsible for the reduction in the quarterly dividend on Psychiatric Group Depositary Shares to $.70 per share in the first quarter of 1996 and $.65 per share in the second quarter of 1996 from $.80 per share in the fourth quarter of 1995.

     Additional rental income and interest income from the Company's existing investments will be affected by changes in the revenues of the underlying business operations upon which such income is based. The Company's acute care investments accounted for 88% of net additional rental and interest income for the first six months of 1996, while rehabilitation and psychiatric investments each accounted for 5% and 7%, respectively. Historically, a substantial portion of the Company's additional rental and interest income has been attributable to six of the Company's original acute care properties (the Original Properties). With the significant revenue growth at a majority of the Original Properties in recent years, four properties had reached the additional rent transition point at the end of 1995 and it is anticipated that other properties may do so over the next few years. The Company's revenue participation rate for the six Original Properties declines from 5% to 1% when the additional rent transition point is reached. At December 31, 1995, the amount of potential additional rent at the 5% revenue participation rate for the six Original Properties was approximately $2.1 million per annum.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of August 7, 1996, the Company had commitments of $6.5 million to fund construction obligations and capital expenditures over approximately the next eight months. Aggregate unfunded commitments under revolving credit agreements provided to psychiatric hospital operators totaled $1.2 million as of August 7, 1996.

     The Company has continued to increase its liquidity and enhance its financial flexibility. In October 1995, the Company received $29.15 million as proceeds from the payoff of its interest in a mortgage loan and completed an offering of 2,500,000 additional shares of Core Group Common Stock resulting in net proceeds of $50.3 million. In December 1995, the Company closed on a new $150 million unsecured revolving credit facility

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


which matures on December 27, 1998. As of August 7, 1996, the Company had $19 million of borrowings under its revolving credit facility and had $2.2 million in cash and short-term investments. The Company's total indebtedness as of August 7, 1996 was $197.5 million. The Company will utilize its revolving credit facility to fund future acquisitions and its other commitments, including the $20 million senior notes maturity on September 15, 1996. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.

                  CORE GROUP COMBINED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                      June 30,    December 31,
                                                                          1996            1995
- ---------------------------------------------------------------   ------------    ------------
                                                                   (Unaudited)
ASSETS
Real estate investments
    Real property                                                 $    563,786    $    570,914
    Construction in progress                                            14,659           6,016
    Accumulated depreciation                                           (78,314)        (78,491)
                                                                  ------------    ------------
                                                                       500,131         498,439
Financing leases                                                         4,133           6,230
Revolving loan to Psychiatric Group                                      5,400           5,263
Fixed rate loan to Psychiatric Group                                     9,175           9,175
Other assets                                                             8,613           9,521
Cash and short-term investments                                          1,313           7,571
- ---------------------------------------------------------------   ------------    ------------

                                                                  $    528,765    $    536,199
===============================================================   ============    ============


ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Bank loans payable                                                $     27,000    $       --
Notes and bonds payable                                                178,487         207,378
Accounts payable and accrued liabilities                                 6,945           7,806
Dividends payable                                                       11,841          11,838
Deferred income                                                          3,904           4,230
- ---------------------------------------------------------------   ------------    ------------
                                                                       228,177         231,252
- ---------------------------------------------------------------   ------------    ------------

Commitments and contingencies

Total Attributed Core Group Equity                                     300,588         304,947
- ---------------------------------------------------------------   ------------    ------------

                                                                  $    528,765    $    536,199
===============================================================   ============    ============



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

             CORE GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                            Three Months Ended June 30,    Six Months Ended June 30,
                                            ---------------------------   ---------------------------
                                                    1996           1995           1996           1995
- -----------------------------------------   ------------   ------------   ------------   ------------

REVENUES
Rental income                               $     16,715   $     16,000   $     33,432   $     31,604
Additional rental income                           2,843          2,586          5,609          5,027
Other interest income                                196            946            479          1,741
Interest on loans to Psychiatric Group               427            434            847          1,169
- -----------------------------------------   ------------   ------------   ------------   ------------
                                                  20,181         19,966         40,367         39,541
- -----------------------------------------   ------------   ------------   ------------   ------------

EXPENSES
Depreciation and amortization                      3,532          3,337          7,071          6,563
Interest expense                                   5,513          6,906         11,279         13,734
General and administrative                         1,643          1,460          3,148          2,900
- -----------------------------------------   ------------   ------------   ------------   ------------
                                                  10,688         11,703         21,498         23,197
- -----------------------------------------   ------------   ------------   ------------   ------------
Minority interest                                     58             57            115            162
- -----------------------------------------   ------------   ------------   ------------   ------------


NET INCOME                                  $      9,435   $      8,206   $     18,754   $     16,182
=========================================   ============   ============   ============   ============


NET INCOME PER COMMON SHARE                 $       0.40   $       0.39   $       0.80   $       0.77
=========================================   ============   ============   ============   ============

WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING                     23,510         20,913         23,505         20,906
=========================================   ============   ============   ============   ============


DIVIDENDS DECLARED PER COMMON SHARE         $     0.5050   $     0.4950   $     1.0100   $     0.9900
=========================================   ============   ============   ============   ============


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

             CORE GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                  Six Months Ended June 30,
                                                                ----------------------------

                                                                        1996            1995
- -------------------------------------------------------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $     18,754    $     16,182
Depreciation, amortization and other non-cash items                    8,142           7,667
Deferred income                                                         (228)            (42)
Change in other assets                                                   571             (63)
Change in accounts payable and accrued liabilities                      (959)           (357)
- -------------------------------------------------------------   ------------    ------------
                                                                      26,280          23,387
- -------------------------------------------------------------   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties                (8,699)        (29,258)
Construction loan fundings                                              --            (4,901)
Direct financing leases                                                2,097          (2,776)
Paydowns (fundings) on revolving loan to Psychiatric Group              (137)          3,874
Paydowns on fixed rate loan to Psychiatric Group                        --            10,825
Administrative capital expenditures                                      (38)            (81)
- -------------------------------------------------------------   ------------    ------------
                                                                      (6,777)        (22,317)
- -------------------------------------------------------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                           27,000          43,000
Principal payments on notes payable                                  (29,000)        (24,000)
Financing costs paid                                                     (80)           (260)
Dividends paid                                                       (23,681)        (20,447)
- -------------------------------------------------------------   ------------    ------------
                                                                     (25,761)         (1,707)
- -------------------------------------------------------------   ------------    ------------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                (6,258)           (637)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                   7,571           1,838
- -------------------------------------------------------------   ------------    ------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                  $      1,313    $      1,201
=============================================================   ============    ============



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

     Distribution of Psychiatric Group Depositary Shares On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its common stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of common stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock, a new series of preferred stock, par value $.01 per share. The Distribution was designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. In connection with the Distribution, the Company directly assigned or, if not directly assigned, allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Core Group.

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

     Interest Paid Interest paid by the Core Group, net of interest capitalized, was $10,718,000 and $12,919,000 for the three months ended June 30, 1996 and 1995, respectively. The Core Group had $531,000 and $15,000 of capitalized interest for the six months ended June 30, 1996 and 1995, respectively.

2.   STOCKHOLDERS' EQUITY

     Stock Incentive Plans During the six months ended June 30, 1996, options to purchase 161,651 shares of Core Group Common Stock at a weighted average exercise price of $22.76 per share and 3,910 shares of restricted Core Group Common Stock were issued pursuant to the Company's stock incentive plans.

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

     Real Estate Properties The Core Group has the right to approve capital expenditures at all of its properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. At June 30, 1996, the Core Group had remaining commitments to fund less than $1 million of capital expenditures pursuant to these rights and obligations. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Core Group's increased investment.

     As of June 30, 1996, the Core Group had funded $12.1 million of commitments totaling $16 million to finance the construction of three separate 80-unit assisted living facilities located in El Paso, Texas ($5.2 million), Odessa, Texas ($5.1 million) and Walla Walla, Washington ($5.6 million). The Core Group will own the facilities upon completion and enter into long-term leases with an experienced operator of assisted living facilities. Construction funding of the Walla Walla, Washington facility was completed in July 1996 at which time the lease commenced.

     As of June 30, 1996, the Core Group had funded less than $1 million of a $4.4 million commitment to finance the construction of a 96-bed Alzheimer's care facility in southwest Houston, Texas. The Company will own the facility upon completion and enter into a long-term lease with the developer. The facility will be operated by an experienced operator of long-term care facilities.

4.   REAL ESTATE EXCHANGE

     In the second quarter of 1996, the Core Group acquired an acute care property in West Valley City, Utah (Pioneer Valley Hospital) in exchange for its acute care properties in Jefferson, Louisiana (Elmwood Medical Center) and Halstead, Kansas (Halstead Hospital). Pioneer Valley Hospital is leased to the same operator that had leased the two exchanged properties under comparable terms and at a lease rate equivalent to the combined lease rates of the two exchanged properties. In connection with the transaction, the operator paid off the $1,484,000 balance under a direct financing equipment lease related to the Halstead Hospital. There was no gain or loss on the transaction.

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

     "Safe Harbor" Statement Under the United States Private Securities Litigation Reform Act of 1995 Statements that are not historical facts contained in Management's Discussion and Analysis are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: the financial strength of the operators of the Core Group's facilities as it affects the continuing ability of such operators to meet their obligations to the Core Group under the terms of the Core Group's agreements with such operators, changes in operators or ownership of operators, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, operators' continued eligibility to participate in the Medicare or Medicaid programs, changes in reimbursement by other third party payors, occupancy levels at the Core Group's facilities, the availability and cost of capital, the strength and financial resources of the Core Group's competitors, the Core Group's ability to make additional real estate investments at attractive yields and changes in tax laws and regulations affecting real estate investment trusts.

OPERATING RESULTS

Second Quarter and Year to Date 1996 Compared With 1995

     For the second quarter of 1996, the Core Group reported net income of $9,435,000 or $.40 per share compared with net income of $8,206,000 or $.39 per share for the second quarter of 1995. For the six months ended June 30, 1996, the Core Group reported net income of $18,754,000 or $.80 per share compared with net income of $16,182,000 or $.77 per share for the first six months of 1995.

     Rental income was $16,715,000 for the second quarter of 1996, an increase of $715,000 or 4% from $16,000,000 for the second quarter of 1995. Rental income was $33,432,000 for the six months ended June 30, 1996, an increase of $1,828,000 or 6% from $31,604,000 for the comparable period in 1995. This increase was primarily attributable to rental income from new properties acquired subsequent to the first quarter of 1995. These property additions also resulted in an increase in depreciation and amortization of $195,000 to $3,532,000 for the second quarter of 1996 compared with the second quarter of 1995 and an increase of $508,000 to $7,071,000 for the six months ended June 30, 1996 compared with the same period in 1995.

     Additional rental income was $2,843,000 for the second quarter of 1996, an increase of $257,000 or 10% from $2,586,000 for the second quarter of 1995. Additional rental income was $5,609,000 for the six months ended June 30, 1996, an increase of $582,000 or 12% from $5,027,000 for the comparable period in 1995. This positive variation was primarily attributable to increased additional rent from six of the Company's original acute care properties.

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Other interest income decreased $750,000 to $196,000 for the second quarter of 1996 from $946,000 for the second quarter of 1995. Other interest income decreased $1,262,000 to $479,000 for the six months ended June 30, 1996 from $1,741,000 for the comparable period in 1995. Other interest income for the second quarter and first six months of 1995 included approximately $780,000 and $1,465,000, respectively, of interest on a construction loan that was subsequently paid off in October 1995. Excluding the effect of this construction loan interest, other interest income increased during the second quarter and first six months of 1996 compared with the same periods in 1995 as a result of higher investable cash balances during both the second quarter and first half of 1996 and a higher average balance of direct financing leases during the first half of 1996.

     Interest income on inter-Group loans to the Psychiatric Group was $427,000 for the second quarter of 1996, a decrease of $7,000 or 2% from $434,000 for the second quarter of 1995. Interest income on inter-Group loans to the Psychiatric Group was $847,000 for the six months ended June 30, 1996, a decrease of $322,000 or 28% from $1,169,000 for the comparable period in 1995. This decrease reflects a lower average balance outstanding on loans to the Psychiatric Group, which was primarily attributable to $15,150,000 of repayments by the Psychiatric Group from the proceeds of asset sales and the paydown of borrowings under revolving credit agreements provided to Psychiatric Group hospital operators during the first quarter of 1995.

     Interest expense was $5,513,000 for the second quarter of 1996, a decrease of $1,393,000 or 20% from $6,906,000 for the second quarter of 1995. Interest expense was $11,279,000 for the six months ended June 30, 1996, a decrease of $2,455,000 or 18% from $13,734,000 for the comparable period in 1995. Interest expense decreased as a result of a $24 million and $29 million senior notes maturity in May 1995 and May 1996, respectively, lower average bank loan borrowings during 1996 and an increase in capitalized interest in 1996 compared to 1995.

     General and administrative expenses increased to $1,643,000 for the second quarter of 1996 from $1,460,000 for the second quarter of 1995. For the first half of 1996, general and administrative expenses increased to $3,148,000 from $2,900,000 for the first half of 1995. This variation was attributable to an increase in the Company's consolidated general and administrative expenses which are allocated between the Core Group and Psychiatric Group primarily based on revenues, and an increase in Core Group revenues relative to the Company's consolidated revenues.

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

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The nature of health care delivery in the United States currently is undergoing change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed by both Houses of Congress. These plans have generally included revisions and limits on federal programs providing Medicaid reimbursement to state health care programs and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Company's Board and management are monitoring potential changes closely. The Company believes that these potential changes may pose risks for certain institutions that are unwilling or unable to respond. At the same time, the Company believes that this changing health care environment will provide the Core Group with new opportunities for investment.

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

     Additional rental income from the Core Group's existing investments will be affected by changes in the revenues of the underlying business operations upon which such income is based. The Core Group's acute care investments accounted for 94% of net additional rental income for the first six months of 1996, while rehabilitation investments accounted for 6%. Historically, a substantial portion of the Core Group's additional rental income has been attributable to six of the Core Group's original acute care properties (the Original Properties). With the significant revenue growth at a majority of the Original Properties in recent years, four properties had reached the additional rent transition point at the end of 1995 and it is anticipated that other properties may do so over the next few years. The Core Group's revenue participation rate for the six Original Properties declines from 5% to 1% when the additional rent transition point is reached. At December 31, 1995, the amount of potential additional rent at the 5% revenue participation rate for the six Original Properties was approximately $2.1 million per annum.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Core Group had $5,400,000 outstanding under its revolving inter-Group loan to the Psychiatric Group. Under management policies currently in effect, the Core Group may provide the Psychiatric Group with revolving inter-Group loans of up to $8,750,000. In addition, as of June 30, 1996, the Core Group had $9,175,000 in fixed rate inter-Group loans to the Psychiatric Group.

     As of August 7, 1996, the Core Group had commitments of $6.5 million to fund construction obligations and capital expenditures over approximately the next eight months.

     The Company has continued to increase its liquidity and enhance its financial flexibility. In October 1995, the Company's Core Group received $29.15 million as proceeds from the payoff of its interest in a

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

mortgage loan and completed an offering of 2,500,000 additional shares of Core Group Common Stock resulting in net proceeds of $50.3 million. In December 1995, the Company closed on a new $150 million unsecured revolving credit facility which matures on December 27, 1998. As of August 7, 1996, the Company had $19 million of borrowings under its revolving credit facility and had $2.2 million in cash and short-term investments. The Company's total indebtedness as of August 7, 1996 was $197.5 million. The Company will utilize its revolving credit facility to fund its future Core Group acquisitions and its other commitments, including the $20 million senior notes maturity on September 15, 1996. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.

              PSYCHIATRIC GROUP COMBINED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                      June 30,    December 31,
                                                                          1996            1995
- ---------------------------------------------------------------   ------------    ------------
                                                                   (Unaudited)
ASSETS
Real estate investments
    Real property and mortgage notes                              $     62,782    $     62,813
    Accumulated depreciation                                            (4,316)         (3,944)
                                                                  ------------    ------------
                                                                        58,466          58,869
Other notes receivable                                                   4,814           4,915
Other assets                                                               889             771
- ---------------------------------------------------------------   ------------    ------------

                                                                  $     64,169    $     64,555
===============================================================   ============    ============


ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Revolving loan from Core Group                                    $      5,400    $      5,263
Fixed rate loan from Core Group                                          9,175           9,175
Accounts payable and accrued liabilities                                    52             151
Dividends payable                                                        1,355           1,668
Deferred income                                                            158             185
- ---------------------------------------------------------------   ------------    ------------
                                                                        16,140          16,442
- ---------------------------------------------------------------   ------------    ------------

Commitments and contingencies

Total Attributed Psychiatric Group Equity                               48,029          48,113
- ---------------------------------------------------------------   ------------    ------------

                                                                  $     64,169    $     64,555
===============================================================   ============    ============


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

         PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                            Three Months Ended June 30,    Six Months Ended June 30,
                                            ---------------------------   ---------------------------
                                                    1996           1995           1996           1995
- -----------------------------------------   ------------   ------------   ------------   ------------

REVENUES
Rental income                               $        365   $        681   $        946   $      1,691
Mortgage interest income                           1,493          1,469          2,986          2,939
Additional rental and interest income                220            131            402            326
Other interest income                                 95            160            194            376
- -----------------------------------------   ------------   ------------   ------------   ------------
                                                   2,173          2,441          4,528          5,332
- -----------------------------------------   ------------   ------------   ------------   ------------

EXPENSES
Depreciation and amortization                        186            186            372            430
Interest on loans from Core Group                    427            434            847          1,169
General and administrative                           326            182            643            403
Targeted stock issuance costs                       --              300           --              300
- -----------------------------------------   ------------   ------------   ------------   ------------
                                                     939          1,102          1,862          2,302
- -----------------------------------------   ------------   ------------   ------------   ------------


NET INCOME                                  $      1,234   $      1,339   $      2,666   $      3,030
=========================================   ============   ============   ============   ============


NET INCOME PER DEPOSITARY SHARE             $       0.59   $       0.64   $       1.27   $       1.45
=========================================   ============   ============   ============   ============

WEIGHTED AVERAGE
    DEPOSITARY SHARES OUTSTANDING                  2,092          2,091          2,091          2,091
=========================================   ============   ============   ============   ============


DIVIDENDS DECLARED PER DEPOSITARY SHARE     $     0.6500   $     0.8000   $     1.3500   $     1.6000
=========================================   ============   ============   ============   ============



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

         PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                  Six Months Ended June 30,
                                                                ----------------------------

                                                                        1996            1995
- -------------------------------------------------------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $      2,666    $      3,030
Depreciation, amortization and other non-cash items                      435             512
Deferred income                                                          (27)             (9)
Change in other assets                                                  (118)            170
Change in accounts payable and accrued liabilities                       (99)             (4)
- -------------------------------------------------------------   ------------    ------------
                                                                       2,857           3,699
- -------------------------------------------------------------   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties                  --              (693)
Proceeds from sale of properties                                        --            10,825
Principal payments on mortgage notes receivable                           31            --
Other notes receivable                                                   101           4,416
- -------------------------------------------------------------   ------------    ------------
                                                                         132          14,548
- -------------------------------------------------------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on revolving loan from Core Group                  137          (3,874)
Payments on fixed rate loan from Core Group                             --           (10,825)
Dividends paid                                                        (3,126)         (3,548)
- -------------------------------------------------------------   ------------    ------------
                                                                      (2,989)        (18,247)
- -------------------------------------------------------------   ------------    ------------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                  --              --
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                    --              --
- -------------------------------------------------------------   ------------    ------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                  $       --      $       --
=============================================================   ============    ============



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

     Distribution of Psychiatric Group Depositary Shares On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its common stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of common stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock, a new series of preferred stock, par value $.01 per share. The Distribution was designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. In connection with the Distribution, the Company directly assigned or, if not directly assigned, allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Psychiatric Group and Core Group. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Core Group.

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

     Interest Paid Interest paid by the Psychiatric Group on inter-Group loans from the Core Group was $847,000 and $1,169,000 for the six months ended June 30, 1996 and 1995, respectively.

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

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)





3.   COMMITMENTS

     Other Notes Receivable The Psychiatric Group provides financing at variable rates to certain psychiatric hospital operators under revolving credit agreements. The aggregate commitment under these credit agreements was $5.7 million at June 30, 1996 of which $1.2 million was unfunded.

     Real Estate Properties The Psychiatric Group has the right to approve capital expenditures at all of its properties and the option to fund certain capital expenditures on terms comparable to the original investment. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Psychiatric Group's increased investment. The Psychiatric Group had no commitments to fund such capital expenditures at June 30, 1996.

4.   STATUS OF PSYCHIATRIC GROUP PROPERTIES

     During the past year, the owner of the two Florida psychiatric hospitals has been monitoring the status of potential wide-ranging objections by several large insurance companies and other payors with respect to claims presented for services rendered. Periodically, there also have been negative stories in the national media and the local press in Florida on psychiatric care provided in Florida, including criticism of admissions policies and practice patterns at psychiatric hospitals in the state generally, and at these two hospitals. Legislative hearings have been held in Florida on these issues, and it is likely that various regulatory investigations have been conducted or initiated. In addition, the hospitals continue to experience operational and cash flow difficulties which negatively impact their ability to fund their rental and interest obligations to the Psychiatric Group as they become due. The net book values of the Psychiatric Group's investment in The Manors and The Retreat, including advances under existing revolving credit agreements, as of June 30, 1996 totaled $7,278,000 and $9,862,000, respectively. Quarterly base rent and interest obligations of The Manors and The Retreat total approximately $200,000 and $285,000 ($.10 and $.14 per Psychiatric Group Depositary Share), respectively.

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

     The Manors has not made its required rental and interest payments since January 1996 and the Psychiatric Group is proceeding with formal documentation of an agreement with the owner for the deferral of rent and interest payments while certain restructuring and restaffing of the facility occurs. Pursuant to the deferral arrangements, The Manors' monthly base rent payments of $50,000 are deferred from February 1996 through September 1996 and such deferred payments become payable twelve months from the month of deferral. The Manors' monthly interest payments of $16,600 are deferred from February 1996 until March 1, 1997 on which date all such deferred interest will be payable in full. The Manors' deferred obligations are not recognized as income by the Psychiatric Group until such time as they are paid. During the second quarter and first six months of 1996, The Manors' rent and interest deferrals amounted to approximately $.10 and $.17 per Psychiatric Group Depositary Share, respectively. The operator and Quorum are both highly

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)


experienced and the restructuring and restaffing measures appear promising, however there can be no assurance as to the eventual outcome of such changes.

     Although The Retreat has made all required payments in 1996 through August, The Retreat did not pay its July rent until August. The Psychiatric Group continues to monitor the situation while the operator and Quorum restructure and restaff the facility, and there can be no assurance that some measure of rent and interest relief will not be necessary in the future.

     Rock Creek Center (RCC) in Illinois has experienced certain documentation and procedural deficiencies that resulted in the denial of a substantial amount of Medicare receivables and a substantial negative adjustment to the hospital's 1995 Medicare cost report and 1996 interim Medicare reimbursement rate, which combined with a lower than expected census in 1996 have had an adverse impact on RCC's cash flow and its ability to fund its rental and interest obligations to the Psychiatric Group as they become due. The net book value of the Psychiatric Group's investment in RCC, including advances under existing revolving credit agreements and other receivables, as of June 30, 1996 totaled $8,195,000, and quarterly base rent and interest obligations of RCC total approximately $324,000 ($.15 per Psychiatric Group Depositary Share). The Psychiatric Group has advanced $214,000 on behalf of the operator to pay property taxes on the facility, and is proceeding with formal documentation of an agreement with the operator for the deferral of base rent payments while the operator takes certain actions to stabilize operations and implements its revised business plan. Pursuant to the deferral arrangements, 100% of RCC's monthly base rent payments of $83,000 are deferred for May and June of 1996 and 50% of such monthly payments are deferred from July 1996 through October 1996, at which time monthly base rent is scheduled to return to 100%. Deferred base rent is payable in the future only when the facility's cash exceeds a specified level and the property tax advance is payable in monthly installments. RCC's deferred obligations are not recognized as income by the Psychiatric Group until such time as they are paid. RCC's rent deferral amounted to approximately $.08 per Psychiatric Group Depositary Share for both the second quarter and first six months of 1996. Although the deferral arrangements provide interim financial relief while the operator implements its strategy, there can be no assurance as to the eventual outcome of these measures.

     The Psychiatric Group has completed formal documentation of an agreement with the operator of the two New York Four Winds facilities to release certain of its security interests in the operator's short-term assets on a staged basis. The release of this collateral will permit the operator to obtain the capital required to develop an integrated behavioral health care delivery system in lower and upper New York State, of which the two Four Winds facilities will be an integral part. Although such a system is intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the state of New York, it is not possible to predict the impact and timing of such changes and whether the proposed system will be successful in that new environment.

     The Psychiatric Group's dividend is determined quarterly based upon each quarter's operating results. Any significant advance of additional funds to these psychiatric hospital operators, modification of terms covering the rental or interest obligations of these properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares. The deferral of rental

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)


and interest obligations of The Manors and RCC in 1996 was largely responsible for the reduction in the quarterly dividend on Psychiatric Group Depositary Shares to $.70 per share in the first quarter of 1996 and $.65 per share in the second quarter of 1996 from $.80 per share in the fourth quarter of 1995.

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

     "Safe Harbor" Statement Under the United States Private Securities Litigation Reform Act of 1995 Statements that are not historical facts contained in Management's Discussion and Analysis are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: the financial strength of the operators of the Psychiatric Group's facilities as it affects the continuing ability of such operators to meet their obligations to the Psychiatric Group under the terms of the Psychiatric Group's agreements with such operators, changes in operators or ownership of operators, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, operators' continued eligibility to participate in the Medicare or Medicaid programs, changes in reimbursement by other third party payors, occupancy levels at the Psychiatric Group's facilities, the availability and cost of capital and changes in tax laws and regulations affecting real estate investment trusts.

OPERATING RESULTS

Second Quarter and Year to Date 1996 Compared With 1995

     For the second quarter of 1996, the Psychiatric Group reported net income of $1,234,000 or $.59 per share compared with net income of $1,339,000 or $.64 per share for the second quarter of 1995. For the six months ended June 30, 1996, the Psychiatric Group reported net income of $2,666,000 or $1.27 per share compared with net income of $3,030,000 or $1.45 per share for the first six months of 1995. The decrease in net income for the second quarter and first six months of 1996 was primarily attributable to a reduction in income due to the sale of two psychiatric properties during the first quarter of 1995 and the nonpayment of rental and interest obligations by two psychiatric operators at various times during the first six months of 1996.

     Rental income was $365,000 for the second quarter of 1996, a decrease of $316,000 or 46% from $681,000 for the second quarter of 1995. Rental income was $946,000 for the six months ended June 30, 1996, a decrease of $745,000 or 44% from $1,691,000 for the comparable period in 1995. This decrease was primarily attributable to a reduction in rental income due to the sale of two psychiatric properties during the first quarter of 1995 and the nonpayment of $317,000 and $417,000 of rent by two psychiatric operators during the second quarter and first six months of 1996, respectively. The property sales resulted in a decrease in depreciation and amortization of $58,000 to $372,000 for the first half of 1996 compared with the first half of 1995.

     Additional rental and interest income was $220,000 for the second quarter of 1996, an increase of $89,000 from $131,000 for the second quarter of 1995. Additional rental and interest income was $402,000 for the six months ended June 30, 1996, an increase of $76,000 from $326,000 for the comparable period in 1995. This increase is primarily attributable to variations in revenues upon which such additional rent and interest is based.

                         AMERICAN HEALTH PROPERTIES, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
               COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Other interest income decreased $65,000 to $95,000 for the second quarter of 1996 from $160,000 for the second quarter of 1995. Other interest income decreased $182,000 to $194,000 for the six months ended June 30, 1996 from $376,000 for the comparable period in 1995. This decrease was primarily attributable to lower average borrowings under revolving credit agreements provided to psychiatric hospital operators as a result of the sale of two psychiatric properties and the lease restructurings of two psychiatric investments during the first quarter of 1995 and the nonpayment of $50,000 and $100,000 of interest by a psychiatric operator during the second quarter and first six months of 1996, respectively.

     Interest expense on inter-Group loans from the Core Group was $427,000 for the second quarter of 1996, a decrease of $7,000 or 2% from $434,000 for the second quarter of 1995. Interest expense on inter-Group loans from the Core Group was $847,000 for the six months ended June 30, 1996, a decrease of $322,000 or 28% from $1,169,000 for the comparable period in 1995. This decrease reflects a lower average balance outstanding on loans from the Core Group, which was primarily attributable to $15,150,000 of repayments to the Core Group from the proceeds of the previously mentioned property sales and restructurings.

     General and administrative expenses increased to $326,000 for the second quarter of 1996 from $182,000 for the second quarter of 1995. For the first half of 1996, general and administrative expenses increased to $643,000 from $403,000 for the first half of 1995. The Company's consolidated general and administrative expenses are allocated between the Core Group and Psychiatric Group primarily based on revenues, however significant costs directly related to either Group are specifically charged to the applicable Group. Although costs allocated to the Psychiatric Group based on revenues decreased for the second quarter and first half of 1996, the Psychiatric Group was specifically charged for $145,000 and $285,000 of costs in the second quarter and first six months of 1996, respectively, for financial advisory services provided primarily by an investment banking firm which included supplemental monitoring of the performance of the Psychiatric Group's properties and assistance in addressing operational and cash flow difficulties of certain operators of the properties.

     The $300,000 of targeted stock issuance costs in 1995 was an additional accrual made in the second quarter of 1995 to reflect the increased costs of the Distribution. The increased costs primarily reflected higher legal and accounting fees and printing and shipping costs as a result of the extended filing period.

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

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The nature of health care delivery in the United States currently is undergoing change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed by both Houses of Congress. These plans have generally included revisions and limits on federal programs providing Medicaid reimbursement to state health care programs and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Company's Board and management are monitoring potential changes closely. The Company believes that these potential changes may pose risks for certain institutions that are unwilling or unable to respond.

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

     Fundamental changes in the psychiatric industry continue to negatively impact the facility-specific operating cash flow at the Psychiatric Group's properties. Institutions responsible for providing insurance coverage to patients who use inpatient psychiatric treatment services have directed efforts toward decreasing their payments for such services, thereby reducing hospital operating revenues. Some cost-cutting measures used by such institutions include decreasing the inpatient length of stay, intensively reviewing utilization, directing patients from inpatient care to outpatient care and negotiating reduced reimbursement rates for services. In addition, such institutions have extended the length of time for making payments, resulting in increases in accounts receivable. The wider use of psychotropic drugs also has resulted in significant declines in the average length of stay. Although the operators of the psychiatric hospitals are responding by developing lower cost outpatient and daypatient programs, increasing case management and reducing operating costs, their efforts are generally not consistently mitigating the negative impact of these fundamental psychiatric industry changes. As a result, certain of the Psychiatric Group hospital operators have not met their payment obligations to the Psychiatric Group on a timely basis and there can be no assurance that Psychiatric Group operators will be able to meet their payment obligations in the future. Should this situation continue, it will negatively impact the cash flow of the Psychiatric Group and its dividend payments to the holders of Psychiatric Group Depositary Shares.

     The Psychiatric Group currently is providing financing under revolving credit agreements to the operators of three of its psychiatric hospitals. As of August 7, 1996, outstanding borrowings under such

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



agreements totaled $4,475,000, and the Psychiatric Group has committed to fund an additional $1,225,000 of borrowings upon request, subject to certain conditions. These borrowings, which are secured by accounts receivable and certain personal property and which contain events of default that would be triggered by defaults under the lease relating to the relevant psychiatric hospital, are the primary source of financing for these operators' operating and capital needs. These psychiatric hospitals have, from time to time, been unable to generate sufficient cash flow for working capital and the development of new programs. In certain cases, these psychiatric hospitals have not been able to pay down the outstanding borrowings under the revolving credit agreements provided by the Psychiatric Group or to secure replacement financing from third-party lenders. To the extent the psychiatric hospitals have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's Board of Directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital operator, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then-existing policies), although the Company's Board of Directors is under no obligation to do so.

     The fundamental ongoing changes in the psychiatric industry and the resulting impact on operator financial performance have resulted in the restructuring of operator payment obligations and significant investment write-downs, the most recent of which occurred during 1994 when the Psychiatric Group recorded a $30,000,000 write-down of its investments in the psychiatric hospitals. Although management believes that the recorded investments in the psychiatric hospitals are realizable, if the psychiatric operators are unable to successfully adapt to the fundamental ongoing changes in the psychiatric industry and consistently mitigate the negative impact of such changes on their financial performance, the Psychiatric Group may be required to further restructure payment obligations or make additional write-downs of the value of its investments in the psychiatric hospitals. The Psychiatric Group does not intend to make further investments, and over time, may sell, restructure or seek other means to reduce its investments. The Psychiatric Group has sold three of its psychiatric properties since September 1994, restructured the terms of its two Florida psychiatric hospital investments in March 1995 and as discussed below, has recently proceeded with various modifications to the terms of one of its Florida psychiatric investments, as well as its psychiatric investments in Illinois and New York. The Psychiatric Group Depositary Shares were distributed in July 1995 in an effort to effectively separate the economic attributes of the Company's psychiatric investments (the Psychiatric Group) from its core investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group). In September 1995, the Company retained an investment banking firm for an initial one-year period to provide a broad range of financial advisory services to the Psychiatric Group. These services include supplemental monitoring of the performance of individual assets, assistance in potential sales or restructurings of particular investments and continuing assessments of available strategic alternatives for the portfolio. The cost of these services are specifically charged to the operating results of the Psychiatric Group.

     During the past year, the owner of the two Florida psychiatric hospitals has been monitoring the status of potential wide-ranging objections by several large insurance companies and other payors with respect to claims presented for services rendered. Periodically, there also have been negative stories in the national media and the local press in Florida on psychiatric care provided in Florida, including criticism of admissions policies and practice patterns at psychiatric hospitals in the state generally, and at these two hospitals. Legislative hearings have been held in Florida on these issues, and it is likely that various regulatory investigations have

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


been conducted or initiated. In addition, the hospitals continue to experience operational and cash flow difficulties which negatively impact their ability to fund their rental and interest obligations to the Psychiatric Group as they become due. The net book values of the Psychiatric Group's investment in The Manors and The Retreat, including advances under existing revolving credit agreements, as of June 30, 1996 totaled $7,278,000 and $9,862,000, respectively. Quarterly base rent and interest obligations of The Manors and The Retreat total approximately $200,000 and $285,000 ($.10 and $.14 per Psychiatric Group Depositary Share), respectively.

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

     The Manors has not made its required rental and interest payments since January 1996 and the Psychiatric Group is proceeding with formal documentation of an agreement with the owner for the deferral of rent and interest payments while certain restructuring and restaffing of the facility occurs. Pursuant to the deferral arrangements, The Manors' monthly base rent payments of $50,000 are deferred from February 1996 through September 1996 and such deferred payments become payable twelve months from the month of deferral. The Manors' monthly interest payments of $16,600 are deferred from February 1996 until March 1, 1997 on which date all such deferred interest will be payable in full. The Manors' deferred obligations are not recognized as income by the Psychiatric Group until such time as they are paid. During the second quarter and first six months of 1996, The Manors' rent and interest deferrals amounted to approximately $.10 and $.17 per Psychiatric Group Depositary Share, respectively. The operator and Quorum are both highly experienced and the restructuring and restaffing measures appear promising, however there can be no assurance as to the eventual outcome of such changes.

     Although The Retreat has made all required payments in 1996 through August, The Retreat did not pay its July rent until August. The Psychiatric Group continues to monitor the situation while the operator and Quorum restructure and restaff the facility, and there can be no assurance that some measure of rent and interest relief will not be necessary in the future.

     Rock Creek Center (RCC) in Illinois has experienced certain documentation and procedural deficiencies that resulted in the denial of a substantial amount of Medicare receivables and a substantial negative adjustment to the hospital's 1995 Medicare cost report and 1996 interim Medicare reimbursement rate, which combined with a lower than expected census in 1996 have had an adverse impact on RCC's cash flow and its ability to fund its rental and interest obligations to the Psychiatric Group as they become due. The net book value of the Psychiatric Group's investment in RCC, including advances under existing revolving credit agreements and other receivables, as of June 30, 1996 totaled $8,195,000, and quarterly base rent and interest obligations of RCC total approximately $324,000 ($.15 per Psychiatric Group Depositary Share). The Psychiatric Group has advanced $214,000 on behalf of the operator to pay property taxes on the facility, and is proceeding with formal documentation of an agreement with the operator for the deferral of base rent payments while the operator takes certain actions to stabilize operations and implements its revised business plan. Pursuant to the deferral arrangements, 100% of RCC's monthly base rent payments of $83,000 are deferred for May and June of 1996 and 50% of such monthly payments are deferred from July 1996 through October 1996, at which time monthly base rent is scheduled to return to 100%. Deferred base rent is payable

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


in the future only when the facility's cash exceeds a specified level and the property tax advance is payable in monthly installments. RCC's deferred obligations are not recognized as income by the Psychiatric Group until such time as they are paid. RCC's rent deferral amounted to approximately $.08 per Psychiatric Group Depositary Share for both the second quarter and first six months of 1996. Although the deferral arrangements provide interim financial relief while the operator implements its strategy, there can be no assurance as to the eventual outcome of these measures.

     The Psychiatric Group has completed formal documentation of an agreement with the operator of the two New York Four Winds facilities to release certain of its security interests in the operator's short-term assets on a staged basis. The release of this collateral will permit the operator to obtain the capital required to develop an integrated behavioral health care delivery system in lower and upper New York State, of which the two Four Winds facilities will be an integral part. Although such a system is intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the state of New York, it is not possible to predict the impact and timing of such changes and whether the proposed system will be successful in that new environment.

     The Psychiatric Group's dividend is determined quarterly based upon each quarter's operating results. Any significant advance of additional funds to these psychiatric hospital operators, modification of terms covering the rental or interest obligations of these properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares. The deferral of rental and interest obligations of The Manors and RCC in 1996 was largely responsible for the reduction in the quarterly dividend on Psychiatric Group Depositary Shares to $.70 per share in the first quarter of 1996 and $.65 per share in the second quarter of 1996 from $.80 per share in the fourth quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As of August 7, 1996, the Psychiatric Group had aggregate unfunded commitments under revolving credit agreements provided to psychiatric hospital operators of $1.2 million.

     At June 30, 1996, the Psychiatric Group had $5,400,000 and $9,175,000 outstanding under its revolving inter-Group loan from the Core Group and its fixed rate inter-Group loan from the Core Group, respectively. The Psychiatric Group is required to use the net proceeds from the disposition of Psychiatric Group assets to pay down its outstanding revolving inter-Group loan (to the extent of the psychiatric hospital operator borrowings under revolving credit agreements associated with the asset or assets sold) with any excess used to pay down the balance outstanding under the fixed rate inter-Group loan. The Psychiatric Group reduced the combined balance of the revolving inter-Group and fixed rate inter-Group loans by $15,150,000 in the first quarter of 1995 with proceeds from such asset sales and operator borrowing paydowns. The Company's Board of Directors has established certain management policies relating to the Psychiatric Group's inter-Group loans from the Core Group. Under the policies currently in effect, which may be modified or rescinded in the sole discretion of the Company's Board of Directors, the aggregate revolving inter-Group loans owed to the Core Group by the Psychiatric Group are limited to a maximum of $8,750,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar with any permanent repayment in the future of borrowings under revolving credit agreements provided to Psychiatric Group hospital operators. In addition, the limit on the aggregate revolving

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


inter-Group loans will not be reduced below $5,000,000, and except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced to the Psychiatric Group by the Core Group. The Psychiatric Group has no third-party sources of additional financing and, as a result, will be dependent on the Core Group for all such financing. Although the Core Group may make this financing available, there is no obligation of the Company's Board of Directors to cause the Core Group to provide funds to the Psychiatric Group if the Board of Directors determines that it is in the Company's best interest not to do so.

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

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Shareholders of American Health Properties, Inc. was held on May 23, 1996 ("Annual Meeting").

     (b)  Not applicable.

     (c) (i) At the Annual Meeting, Sheldon S. King, Walter J. McNerney and Louis T. Rosso were elected as Class III directors to serve for a three-year term until the 1999 Annual Meeting of Shareholders. Voting results for these directors are summarized as follows:

             Sheldon S. King     Votes For--22,779,477; Votes Withheld--128,543
             Walter J. McNerney  Votes For--22,778,612; Votes Withheld--129,408
             Louis T. Rosso      Votes For--22,781,552; Votes Withheld--126,468

          Class I directors whose term of office continues until the 1997 Annual Meeting of Shareholders include Norman Barker, Jr. and James
          L. Fishel. Class II directors whose term of office continues until the 1998 Annual Meeting of Shareholders include Royce Diener, Charles
          M. Haar and Joseph P. Sullivan.

          (ii) At the Annual Meeting, shareholders approved the appointment of the accounting firm of Arthur Andersen LLP as the auditors and as independent public accountants for the Company for the fiscal year ending December 31, 1996. Votes For--22,658,405; Votes Against--100,625; Votes Abstained--148,981.

     (d)  Not Applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 1996
                                      AMERICAN HEALTH PROPERTIES, INC.


                                      By: /s/ JOSEPH P. SULLIVAN
                                         ------------------------------------
                                         Joseph P. Sullivan
                                         President & Chief Executive Officer



                                      By: /s/ MICHAEL J. McGEE
                                         ------------------------------------
                                         Michael J. McGee
                                         Senior Vice President & Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)

                               EXHIBIT INDEX

Exhibit No.                     Description
- -----------                     -----------

    27                    Financial Data Schedule