Form 10-Q
period 1996-09-30
AMERICAN HEALTH PROPERTIES INC
filed 1996-11-14
CIK 808240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                  TO
                                        ----------------    --------------

                        COMMISSION FILE NUMBER 1-9381


                       AMERICAN HEALTH PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                    95-4084878
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)

      6400 SOUTH FIDDLER'S GREEN CIRCLE                          80111
                 SUITE 1800                                   (Zip Code)
                ENGLEWOOD, CO
  (Address of principal executive offices)


                                 (303) 796-9793
              (Registrant's telephone number, including area code)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.                   YES  X    NO
                                                               ------    ------

         SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE,
                 OUTSTANDING AT NOVEMBER 12, 1996 -- 23,459,473

     SHARES OF REGISTRANT'S PSYCHIATRIC GROUP DEPOSITARY SHARES, EACH REPRESENTING ONE-TENTH OF ONE SHARE OF PSYCHIATRIC GROUP PREFERRED STOCK, $.01 PAR VALUE, OUTSTANDING AT NOVEMBER 12, 1996 -- 2,084,282.

================================================================================

                        AMERICAN HEALTH PROPERTIES, INC.

                               SEPTEMBER 30, 1996

                               TABLE OF CONTENTS


    PART I        FINANCIAL INFORMATION                                                                  PAGE
    CONSOLIDATED COMPANY

    Item 1.       Consolidated Condensed Financial Statements:
                  Balance sheets as of September 30, 1996 and December 31, 1995   . . . . . . . . . . . . 2
                  Statements of operations for the three and nine months ended
                    September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
                  Statements of cash flows for the nine months ended
                    September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
                  Notes to financial statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

    Item 2.       Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . 9

    CORE GROUP

    Item 1.       Core Group Combined Condensed Financial Statements:
                  Balance sheets as of September 30, 1996 and December 31, 1995   . . . . . . . . . . . . 17
                  Statements of operations for the three and nine months ended
                    September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
                  Statements of cash flows for the nine months ended
                    September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
                  Notes to financial statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

    Item 2.       Management's Discussion and Analysis of Core Group
                  Combined Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . 23

    PSYCHIATRIC GROUP

    Item 1.       Psychiatric Group Combined Condensed Financial Statements:
                  Balance sheets as of September 30, 1996 and December 31, 1995   . . . . . . . . . . . . 28
                  Statements of operations for the three and nine months ended
                    September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29
                  Statements of cash flows for the nine months ended
                    September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30
                  Notes to financial statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

    Item 2.       Management's Discussion and Analysis of Psychiatric Group
                  Combined Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . 36

    PART II       OTHER INFORMATION

    Item 6.       Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . 44

                        AMERICAN HEALTH PROPERTIES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                         September 30,     December 31,
                                                                              1996             1995
-------------------------------------------------------------           ---------------   ---------------
ASSETS                                                                      (Unaudited)
Real estate investments
    Real property and mortgage notes, net                               $       642,416   $       633,727
    Construction in progress                                                      3,137             6,016
    Accumulated depreciation                                                    (86,359)          (82,435)
                                                                        ---------------   ---------------
                                                                                559,194           557,308
Notes receivable and financing leases                                             8,662            11,145
Other assets                                                                      8,940            10,292
Cash and short-term investments                                                   2,331             7,571

-------------------------------------------------------------           ---------------   ---------------
                                                                        $       579,127   $       586,316
=============================================================           ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank loans payable                                                      $        51,500   $             -
Notes and bonds payable                                                         158,544           207,378
Accounts payable and accrued liabilities                                          4,283             7,957
Dividends payable                                                                13,202            13,506
Deferred income                                                                   4,473             4,415
-------------------------------------------------------------           ---------------   ---------------
                                                                                232,002           233,256
-------------------------------------------------------------           ---------------   ---------------

Commitments and contingencies

Stockholders' equity
    Preferred stock $.01 par value; 1,000 shares authorized;
       208 shares issued and outstanding                                              2                 2
    Common stock $.01 par value; 100,000 shares authorized;
       23,459 and 23,443 shares issued and outstanding                              235               234
    Additional paid-in capital                                                  481,895           480,703
    Cumulative net income                                                       244,883           212,312
    Cumulative dividends                                                       (379,890)         (340,191)
-------------------------------------------------------------           ---------------   ---------------
                                                                                347,125           353,060
-------------------------------------------------------------           ---------------   ---------------

                                                                        $       579,127   $       586,316
=============================================================           ===============   ===============



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                 September 30,
                                                                   1996           1995            1996            1995
------------------------------------------------------        -------------   -------------   -------------   -------------
REVENUES
Rental income                                                 $      17,315   $      17,182   $      51,693   $      50,477
Mortgage interest income                                              1,493           2,079           4,479           5,018
Additional rental and interest income                                 3,092           2,769           9,103           8,122
Other interest income                                                   238             375             911           2,492
------------------------------------------------------        -------------   -------------   -------------   -------------
                                                                     22,138          22,405          66,186          66,109
------------------------------------------------------        -------------   -------------   -------------   -------------

EXPENSES
Depreciation and amortization                                         3,761           3,674          11,204          10,667
Interest expense                                                      5,285           7,126          16,564          20,860
General and administrative                                            1,887           1,664           5,678           4,967
Targeted stock issuance costs                                             -               -               -             300
------------------------------------------------------        -------------   -------------   -------------   -------------
                                                                     10,933          12,464          33,446          36,794
------------------------------------------------------        -------------   -------------   -------------   -------------
Minority interest                                                        54              57             169             219
------------------------------------------------------        -------------   -------------   -------------   -------------

NET INCOME                                                    $      11,151   $       9,884   $      32,571   $      29,096
======================================================        =============   =============   =============   =============

ATTRIBUTABLE TO -
  CORE GROUP COMMON STOCK
      Net Income                                              $       9,873   $       8,235   $      28,627   $      24,417
      Net Income Per Share                                    $        0.42   $        0.39   $        1.22   $        1.17
      Weighted Average Shares Outstanding                            23,522          20,920          23,511          20,911
      Dividends Declared Per Share                            $      0.5050   $      0.4950   $      1.5150   $      1.4850

  PSYCHIATRIC GROUP DEPOSITARY SHARES
      Net Income                                              $       1,278   $       1,649   $       3,944   $       4,679
      Net Income Per Share                                    $        0.61   $        0.79   $        1.89   $        2.24
      Weighted Average Shares Outstanding                             2,093           2,091           2,092           2,091
      Dividends Declared Per Share                            $      0.6500   $      0.8000   $      2.0000   $      2.4000



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                Nine Months Ended September 30,
                                                              ---------------------------------
                                                                    1996             1995
--------------------------------------------------------      ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $        32,571   $        29,096
Depreciation, amortization and other non-cash items                    12,908            12,410
Deferred income                                                          (283)             (227)
Change in other assets                                                    802              (309)
Change in accounts payable and accrued liabilities                     (3,333)           (4,101)
--------------------------------------------------------      ---------------   ---------------
                                                                       42,665            36,869
--------------------------------------------------------      ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties                (13,041)          (41,949)
Proceeds from sale of properties                                            -            10,825
Principal payments on mortgage notes receivable                            47                10
Construction loan fundings                                                  -            (5,136)
Other notes receivable                                                    154             4,464
Direct financing leases                                                 2,329            (2,455)
Administrative capital expenditures                                       (52)              (95)
--------------------------------------------------------      ---------------   ---------------
                                                                      (10,563)          (34,336)
--------------------------------------------------------      ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                            51,500            58,500
Principal payments on notes payable                                   (49,000)          (24,000)
Financing costs paid                                                      (80)             (276)
Proceeds from exercise of stock options                                   241                 -
Cash paid in lieu of fractional shares                                      -               (18)
Dividends paid                                                        (40,003)          (35,993)
--------------------------------------------------------      ---------------   ---------------
                                                                      (37,342)           (1,787)
--------------------------------------------------------      ---------------   ---------------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                 (5,240)              746
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                    7,571             1,838
--------------------------------------------------------      ---------------   ---------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                $         2,331   $         2,584
========================================================      ===============   ===============


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

         Interest Paid Interest paid by the Company, net of interest capitalized, was $18,736,000 and $22,854,000 for the nine months ended September 30, 1996 and 1995, respectively. The Company had $781,000 and $53,000 of capitalized interest for the nine months ended September 30, 1996 and 1995, respectively.

2.       STOCKHOLDERS' EQUITY

         Stock Incentive Plans During the nine months ended September 30, 1996, options to purchase 161,651 shares of Core Group Common Stock at a weighted average exercise price of $22.76 per share and 3,910 shares of restricted Core Group Common Stock were issued pursuant to the Company's stock incentive plans. During the nine months ended September 30, 1996, options to purchase 12,500 shares of Core Group Common Stock were exercised at a weighted average exercise price of $19.28 per share resulting in additional equity of $241,000.

3.       COMMITMENTS

         Other Notes Receivable The Company provides financing at variable rates to certain psychiatric hospital operators under revolving credit agreements. The aggregate commitment under these credit agreements was $5.7 million at September 30, 1996 of which $1.2 million was unfunded.

         Real Estate Properties The Company has the right to approve capital expenditures at all of its properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. At September 30, 1996, the Company had remaining commitments to fund less than $1 million of capital expenditures pursuant to these rights and obligations. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Company's increased investment.

         As of September 30, 1996, the Company had funded $1.1 million of a $4.4 million commitment to finance the construction of a 96-bed Alzheimer's care facility in southwest Houston, Texas. The Company will own the facility upon completion and enter into a long-term lease with the developer. The facility will be operated by an experienced operator of long-term care facilities.

         On November 12, 1996, the Company funded $2 million of a $6.2 million project for the acquisition and renovation of an existing property in Amarillo, Texas to be operated as a long-term acute care facility by an experienced operator. The Company has also agreed to provide another $13.8 million of real estate

                        AMERICAN HEALTH PROPERTIES, INC.

             NOTES  TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)




financing to the operator for other similar facilities. In addition, the Company is considering making a $1.5 million equity investment in the operator which would represent between 5% and 10% ownership.

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

         The Company has completed formal documentation of an agreement with the operator for the deferral of rent and interest payments of the Manors while certain restructuring and restaffing of the facility occurs. Pursuant to the deferral arrangements, The Manors' monthly base rent payments of $50,000 were deferred from February 1996 through September 1996 and such deferred payments become payable twelve months from the month of deferral. In accordance with the terms of the deferral arrangements, The Manors resumed making its full monthly base rent payments of $50,000 on October 1, 1996. The Manors' monthly interest payments of $16,600 are deferred from February 1996 until March 1, 1997 on which date all such deferred interest will be payable in full. The Manors' deferred obligations are not recognized as income by the Company until such time as they are paid. During the third quarter and first nine months of 1996, The Manors' rent and interest deferrals amounted to approximately $.09 and $.25 per Psychiatric Group Depositary Share, respectively. Although the operator and Quorum, the contract facility manager, are both highly experienced and the restructuring and restaffing measures appear promising, there can be no assurance as to the eventual outcome of such changes or that the Manors will be able to meet its restructured obligations.

         Although The Retreat has made all required payments in 1996 through November, The Retreat did not pay its July rent until August due to cash flow constraints. The Company continues to monitor the situation while the operator and Quorum, the contract facility manager, restructure and restaff the facility, and there can be no assurance that some measure of rent and interest relief will not be necessary in the future.

                        AMERICAN HEALTH PROPERTIES, INC.

             NOTES  TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)




         Rock Creek Center (RCC) in Illinois has experienced certain payor reimbursement issues, which combined with a lower than expected census in the first quarter of 1996, have had an adverse impact on RCC's cash flow and its ability to fund its rental and interest obligations to the Company as they become due. Quarterly base rent and interest obligations of RCC total approximately $324,000 ($.15 per Psychiatric Group Depositary Share). The Company has advanced $214,000 on behalf of the operator to pay property taxes on the facility, and is proceeding with formal documentation of an agreement with the operator for the deferral of base rent payments while the operator takes certain actions to stabilize operations and implements its revised business plan. Pursuant to the deferral arrangements, 100% of RCC's monthly base rent payments of $83,000 were deferred for May and June of 1996 and 50% of such monthly payments were deferred from July 1996 through October 1996, at which time monthly base rent payments returned to 100%. Deferred base rent is payable in the future only when the facility's cash exceeds a specified level, and the property tax advance is payable in monthly installments. RCC's deferred rent obligations are not recognized as income by the Company until such time as they are paid. The Company's property tax advance has been reduced by monthly payments to $137,000 as of November 1, 1996. RCC's rent deferral amounted to approximately $.06 and $.14 per Psychiatric Group Depositary Share for the third quarter and first nine months of 1996, respectively. Although the deferral arrangements provide interim financial relief while the operator implements its strategy, there can be no assurance as to the eventual outcome of these measures, that the deferred amounts will be paid or that RCC will be able to meet its restructured obligations.

         The Company has completed formal documentation of an agreement with the operator of the two New York Four Winds facilities to release certain of its security interests in the operator's short-term assets on a staged basis. The operator believes that the release of this collateral will permit it to obtain the capital required to develop an integrated behavioral health care delivery system in lower and upper New York State, of which the two Four Winds facilities will be an integral part. Although such a system is intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the state of New York, it is not possible to predict the impact and timing of such changes and whether the proposed system will be successful in that new environment.

         The dividend on the Company's Psychiatric Group Depositary Shares is determined each quarter based upon the operating results of the Company's Psychiatric Group. Any significant advance of additional funds to these psychiatric hospital operators, modification of terms covering the rental or interest obligations of these properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Company's Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares. The deferral of rental and interest obligations of The Manors and RCC in 1996 was largely responsible for the reduction in the quarterly dividend on Psychiatric Group Depositary Shares to $.70 per share in the first quarter of 1996 and $.65 per share in the second quarter and third quarter of 1996 from $.80 per share in the fourth quarter of 1995.

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

         "Safe Harbor" Statement Under the United States Private Securities Litigation Reform Act of 1995 Statements that are not historical facts contained in management's discussion and analysis of financial condition and results of operations are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: the financial strength of the operators of the Company's facilities, including their access to alternative capital sources, as it affects the continuing ability of such operators to meet their obligations to the Company under the terms of the Company's agreements with such operators, changes in operators or ownership of operators, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, operators' continued eligibility to participate in the Medicare or Medicaid programs, changes in reimbursement by other third party payors, occupancy levels at the Company's facilities, the availability and cost of capital, the strength and financial resources of the Company's competitors, the Company's ability to make additional real estate investments at attractive yields and changes in tax laws and regulations affecting real estate investment trusts.

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

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS





OPERATING RESULTS

Third Quarter and Year to Date 1996 Compared With 1995

         For the third quarter of 1996, the Company reported net income of $11,151,000, an increase of $1,267,000 or 13% compared with net income of $9,884,000 for the third quarter of 1995. For the nine months ended September 30, 1996, the Company reported net income of $32,571,000, an increase of $3,475,000 or 12% compared with net income of $29,096,000 for the first nine months of 1995. (See the Consolidated Condensed Statements of Operations for the net income and net income per share attributable to the Core Group Common Stock and the Psychiatric Group Depositary Shares.)

         Rental income was $17,315,000 for the third quarter of 1996, an increase of $133,000 or 1% from $17,182,000 for the third quarter of 1995. Rental income was $51,693,000 for the nine months ended September 30, 1996, an increase of $1,216,000 or 2% from $50,477,000 for the comparable period in 1995. This net increase was primarily attributable to rental income from new properties acquired subsequent to the first quarter of 1995, which was partially offset by a reduction in rental income due to the sale of two psychiatric properties during the first quarter of 1995 and the nonpayment of $275,000 and $692,000 of rent by two psychiatric operators during the third quarter and first nine months of 1996, respectively. The net property additions also resulted in a net increase in depreciation and amortization of $87,000 or 2% to $3,761,000 for the third quarter of 1996 compared with $3,674,000 for the third quarter of 1995 and a net increase of $537,000 or 5% to $11,204,000 for the nine months ended September 30, 1996 compared with $10,667,000 for the same period in 1995.

         Mortgage interest income was $1,493,000 for the third quarter of 1996, a decrease of $586,000 or 28% from $2,079,000 for the third quarter of 1995. Mortgage interest income was $4,479,000 for the nine months ended September 30, 1996, a decrease of $539,000 or 11% from $5,018,000 for the comparable period in 1995. This net decrease was primarily attributable to the payoff of a mortgage loan on a hospital located in Austin, Texas in October 1995.

         Additional rental and interest income was $3,092,000 for the third quarter of 1996, an increase of $323,000 or 12% from $2,769,000 for the third quarter of 1995. Additional rental and interest income was $9,103,000 for the nine months ended September 30, 1996, an increase of $981,000 or 12% from $8,122,000 for the comparable period in 1995. This positive variation was primarily attributable to increased additional rent from the Company's six original acute care properties and its acute care property in Utah.

         Other interest income decreased $137,000 or 37% to $238,000 for the third quarter of 1996 from $375,000 for the third quarter of 1995. Other interest income for the nine months ended September 30, 1996 decreased $1,581,000 or 63% to $911,000 from $2,492,000 for the comparable period in 1995. Other interest income for the third quarter and first nine months of 1995 included approximately $35,000 and $1,500,000, respectively, of interest on a construction loan that subsequently converted to a mortgage loan in the third quarter of 1995. In addition, this variation was due to a lower average balance of borrowings outstanding under revolving credit facilities provided to psychiatric hospital operators, the nonpayment of $33,000 and

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




$132,000 of interest by a psychiatric operator during the third quarter and first nine months of 1996, respectively, and a lower average balance of direct financing leases, partially offset by higher investable cash balances.

         Interest expense was $5,285,000 for the third quarter of 1996, a decrease of $1,841,000 or 26% from $7,126,000 for the third quarter of 1995. Interest expense was $16,564,000 for the nine months ended September 30, 1996, a decrease of $4,296,000 or 21% from $20,860,000 for the comparable period in 1995. Interest expense decreased as a result of the $24 million, $29 million and $20 million senior notes maturities in May 1995, May 1996 and September 1996, respectively, lower average bank loan borrowings during 1996 and an increase in capitalized interest in 1996 compared to 1995.

         General and administrative expenses were $1,887,000 for the third quarter of 1996, an increase of $223,000 or 13% from $1,664,000 for the third quarter of 1995. For the first nine months of 1996, general and administrative expenses were $5,678,000, an increase of $711,000 or 14% from $4,967,000 for the first nine months of 1995. This increase was primarily attributable to higher shareholder reporting costs as a result of the Distribution, financial advisory services provided primarily by an investment banking firm which included supplemental monitoring of the performance of the Company's psychiatric properties and assistance in addressing operational and cash flow difficulties of certain operators of the psychiatric properties, higher legal costs, higher compensation and benefits expense and expenses related to the hiring of a Chief Investment Officer.

         The $300,000 of targeted stock issuance costs in 1995 was an additional accrual made in the second quarter of 1995 to reflect the increased costs of the Distribution. The increased costs primarily reflected higher legal and accounting fees and printing and shipping costs as a result of the extended filing period.

Future Operating Results

         The operators of most of the Company's facilities derive a substantial percentage of their total revenues from federal and state health care programs such as Medicare and Medicaid and from other third- party payors such as private insurance companies, self-insured employers and health maintenance organizations. Such operators also are subject to extensive federal, state and local government regulation relating to their operations, and the Company's facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with mandated procedures, licensure requirements under state law and certification standards under the Medicare and Medicaid programs. A change in reimbursement levels under the Medicare or Medicaid programs, a reduction in reimbursement by other third-party payors or an operator's failure to maintain its certification under Medicare or Medicaid programs could adversely affect revenues to the Company's facilities.

         The nature of health care delivery in the United States currently is undergoing change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed by both Houses of Congress. These plans have generally included revisions to and limits on

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




federal programs providing Medicaid reimbursement to state health care programs and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Company's Board and management are monitoring potential changes closely. The Company believes that these potential changes may pose risks for certain institutions that are unwilling or unable to respond. At the same time, the Company believes that this changing health care environment will provide the Core Group with new opportunities for investment.

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

         Notwithstanding the potential for increasing government regulation, the Company believes that health care will continue to be delivered on a local and regional basis and that well-managed, high-quality, cost- controlled facilities will continue to be an integral part of local and regional health care delivery systems. The Company also believes that certain acute care hospitals will need to reconfigure or expand existing facilities or to affiliate themselves with other providers so as to become part of comprehensive and cost-effective health care systems. Such systems likely will include lower cost treatment settings, such as ambulatory care clinics, outpatient surgery centers, skilled nursing facilities and medical office buildings. In general, the Core Group facilities are part of local or regional health care delivery systems or are in the process of becoming integrated into such systems.

         The Company's future operating results could be affected by the operating performance of the Company's lessees and borrowers. The rental and interest obligations of its facility operators are primarily supported by the facility-specific operating cash flow. Real estate investments in the Company's portfolio are generally further supported by one or more credit enhancements that take the form of cross- default provisions, letters of credit, corporate and personal guarantees, security interests in cash reserve funds, accounts receivable or other personal property and requirements to maintain specified financial ratios.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




         Fundamental changes in the psychiatric industry continue to negatively impact the facility-specific operating cash flow at the Company's psychiatric properties. Institutions responsible for providing insurance coverage to patients who use inpatient psychiatric treatment services have directed efforts toward decreasing their payments for such services, thereby reducing hospital operating revenues. Some cost- cutting measures used by such institutions include decreasing the inpatient length of stay, intensively reviewing utilization, directing patients from inpatient care to outpatient care and negotiating reduced reimbursement rates for services. In addition, such institutions have extended the length of time for making payments, resulting in increases in accounts receivable. The wider use of psychotropic drugs also has resulted in significant declines in the average length of stay. Although the operators of the psychiatric hospitals are responding by developing lower cost outpatient and daypatient programs, increasing case management and reducing operating costs, their efforts are generally not consistently mitigating the negative impact of these fundamental psychiatric industry changes. As a result, certain of the psychiatric hospital operators have not met their payment obligations to the Company on a timely basis and there can be no assurance that psychiatric hospital operators will be able to meet their payment obligations in the future. Should this situation continue, it will negatively impact the cash flow of the Company's Psychiatric Group and the dividend payments to the holders of Psychiatric Group Depositary Shares.

         The Company currently is providing financing under revolving credit agreements to the operators of three of its psychiatric hospitals. As of November 12, 1996, outstanding borrowings under such agreements totaled $4,475,000, and the Company has committed to fund an additional $1,225,000 of borrowings upon request, subject to certain conditions. These borrowings, which are secured by accounts receivable and certain personal property and which contain events of default that would be triggered by defaults under the lease relating to the relevant psychiatric hospital, are the primary source of financing for these operators' operating and capital needs. These psychiatric hospitals have, from time to time, been unable to generate sufficient cash flow for working capital and the development of new programs. In certain cases, these psychiatric hospitals have not been able to pay down the outstanding borrowings under the revolving credit agreements provided by the Company or to secure replacement financing from third-party lenders. To the extent the psychiatric hospitals have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's Board of Directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital operator, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then-existing policies), although the Company's Board of Directors is under no obligation to do so.

         The fundamental ongoing changes in the psychiatric industry and the resulting impact on operator financial performance have resulted in significant psychiatric investment write-downs in 1992 and 1994 and the restructuring of psychiatric operator payment obligations. Although management believes that the recorded investments in the psychiatric hospitals are realizable, if the psychiatric operators are unable to successfully adapt to the fundamental ongoing changes in the psychiatric industry and consistently mitigate the negative impact of such changes on their financial performance, the Company may be required to further restructure payment obligations or make additional write-downs of the value of its investments in the psychiatric hospitals. The Company does not intend to make further investments in the psychiatric sector, and over time, may sell, restructure or seek other means to reduce its investments in the psychiatric sector. The Company has sold

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




three of its psychiatric properties since September 1994, restructured the terms of its two Florida psychiatric hospital investments in March 1995 and as discussed below, has recently completed various modifications to the terms of one of its Florida psychiatric investments and its New York psychiatric investments and is proceeding with various modifications to the terms of its psychiatric investment in Illinois. The Psychiatric Group Depositary Shares were distributed in July 1995 in an effort to effectively separate the economic attributes of the Company's psychiatric investments (the Psychiatric Group) from its core investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group). In September 1995, the Company retained an investment banking firm to provide a broad range of financial advisory services to the Psychiatric Group. These services include supplemental monitoring of the performance of individual assets, assistance in potential sales or restructurings of particular investments and continuing assessments of available strategic alternatives for the portfolio. The quarterly fee for supplemental monitoring was reduced from $75,000 to $25,000 effective October 1, 1996. The cost of the financial advisory services are specifically charged to the operating results of the Psychiatric Group.

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

         The Company has completed formal documentation of an agreement with the operator for the deferral of rent and interest payments of the Manors while certain restructuring and restaffing of the facility occurs. Pursuant to the deferral arrangements, The Manors' monthly base rent payments of $50,000 were deferred from February 1996 through September 1996 and such deferred payments become payable twelve months from the month of deferral. In accordance with the terms of the deferral arrangements, The Manors resumed making its full monthly base rent payments of $50,000 on October 1, 1996. The Manors' monthly interest payments of $16,600 are deferred from February 1996 until March 1, 1997 on which date all such deferred interest will be payable in full. The Manors' deferred obligations are not recognized as income by the Company until such time as they are paid. During the third quarter and first nine months of 1996, The Manors' rent and interest deferrals amounted to approximately $.09 and $.25 per Psychiatric Group Depositary Share, respectively. Although the operator and Quorum, the contract facility manager, are both highly experienced and the restructuring and restaffing measures appear promising, there can be no assurance as to the eventual outcome of such changes or that the Manors will be able to meet its restructured obligations.

         Although The Retreat has made all required payments in 1996 through November, The Retreat did not pay its July rent until August due to cash flow constraints. The Company continues to monitor the situation while the operator and Quorum, the contract facility manager, restructure and restaff the facility, and there can be no assurance that some measure of rent and interest relief will not be necessary in the future.

         Rock Creek Center (RCC) in Illinois has experienced certain payor reimbursement issues, which combined with a lower than expected census in the first quarter of 1996, have had an adverse impact on

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RCC's cash flow and its ability to fund its rental and interest obligations to the Company as they become due. Quarterly base rent and interest obligations of RCC total approximately $324,000 ($.15 per Psychiatric Group Depositary Share). The Company has advanced $214,000 on behalf of the operator to pay property taxes on the facility, and is proceeding with formal documentation of an agreement with the operator for the deferral of base rent payments while the operator takes certain actions to stabilize operations and implements its revised business plan. Pursuant to the deferral arrangements, 100% of RCC's monthly base rent payments of $83,000 were deferred for May and June of 1996 and 50% of such monthly payments were deferred from July 1996 through October 1996, at which time monthly base rent payments returned to 100%. Deferred base rent is payable in the future only when the facility's cash exceeds a specified level, and the property tax advance is payable in monthly installments. RCC's deferred rent obligations are not recognized as income by the Company until such time as they are paid. The Company's property tax advance has been reduced by monthly payments to $137,000 as of November 1, 1996. RCC's rent deferral amounted to approximately $.06 and $.14 per Psychiatric Group Depositary Share for the third quarter and first nine months of 1996, respectively. Although the deferral arrangements provide interim financial relief while the operator implements its strategy, there can be no assurance as to the eventual outcome of these measures, that the deferred amounts will be paid or that RCC will be able to meet its restructured obligations.

         The Company has completed formal documentation of an agreement with the operator of the two New York Four Winds facilities to release certain of its security interests in the operator's short-term assets on a staged basis. The operator believes that the release of this collateral will permit it to obtain the capital required to develop an integrated behavioral health care delivery system in lower and upper New York State, of which the two Four Winds facilities will be an integral part. Although such a system is intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the state of New York, it is not possible to predict the impact and timing of such changes and whether the proposed system will be successful in that new environment.

         The dividend on the Company's Psychiatric Group Depositary Shares is determined each quarter based upon the operating results of the Company's Psychiatric Group. Any significant advance of additional funds to these psychiatric hospital operators, modification of terms covering the rental or interest obligations of these properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Company's Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares. The deferral of rental and interest obligations of The Manors and RCC in 1996 was largely responsible for the reduction in the quarterly dividend on Psychiatric Group Depositary Shares to $.70 per share in the first quarter of 1996 and $.65 per share in the second quarter and third quarter of 1996 from $.80 per share in the fourth quarter of 1995.

         Additional rental income and interest income from the Company's existing investments will be affected by changes in the revenues of the underlying business operations upon which such income is based. The Company's acute care investments accounted for 88% of net additional rental and interest income for the first nine months of 1996, while rehabilitation and psychiatric investments each accounted for 5% and 7%, respectively. Historically, a substantial portion of the Company's additional rental and interest income has been attributable to six of the Company's original acute care properties (the Original Properties). With the

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




significant revenue growth at a majority of the Original Properties in recent years, four properties had reached the additional rent transition point by the end of 1995, one property has reached the additional rent transition point during 1996 and it is anticipated that the other property may do so over the next few years. The Company's revenue participation rate for the six Original Properties declines from 5% to 1% when the additional rent transition point is reached. At December 31, 1995, the amount of potential additional rent at the 5% revenue participation rate for the Original Properties that had not yet reached the transition point was approximately $2.1 million per annum.

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

         The Company's senior debt carries an implied investment grade rating from two rating agencies. In August 1994, the Company's BBB- implied senior debt rating was affirmed by Standard & Poor's but the outlook was revised to negative from stable. Duff & Phelps Credit Rating Co. assigned an initial implied senior debt rating of BBB- in November 1994. The Company has active dialogues with Duff & Phelps Credit Rating Co. and Standard & Poor's regarding an update of their ratings and with Moody's Investor Service regarding an initial rating. The Company expects these ratings reviews to be completed in the fourth quarter of 1996. There can be no assurance as to the ratings which may be assigned to the Company.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 12, 1996, the Company had commitments of $21.4 million to fund real estate investments over approximately the next fifteen months. Aggregate unfunded commitments under revolving credit agreements provided to psychiatric hospital operators totaled $1.2 million as of November 12, 1996.

         The Company has continued to increase its liquidity and enhance its financial flexibility. In October 1995, the Company received $29.15 million as proceeds from the payoff of its interest in a mortgage loan and completed an offering of 2,500,000 additional shares of Core Group Common Stock resulting in net proceeds of $50.3 million. In December 1995, the Company closed on a new $150 million unsecured revolving credit facility which matures on December 27, 1998. As of November 12, 1996, the Company had $41.5 million of borrowings under its revolving credit facility and had $1 million in cash and short-term investments. The Company's total indebtedness as of November 12, 1996 was $200.1 million. The Company will utilize its revolving credit facility to fund future acquisitions and its other commitments. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.


                  CORE GROUP COMBINED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                               September 30,      December 31,
                                                                    1996             1995
--------------------------------------------------------      ---------------   ---------------
ASSETS                                                            (Unaudited)
Real estate investments
    Real property                                             $       579,650   $       570,914
    Construction in progress                                            3,137             6,016
    Accumulated depreciation                                          (81,857)          (78,491)
                                                              ---------------   ---------------
                                                                      500,930           498,439
Financing leases                                                        3,901             6,230
Revolving loan to Psychiatric Group                                     5,131             5,263
Fixed rate loan to Psychiatric Group                                    9,175             9,175
Other assets                                                            8,171             9,521
Cash and short-term investments                                         2,331             7,571
--------------------------------------------------------      ---------------   ---------------

                                                              $       529,639   $       536,199
========================================================      ===============   ===============


ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Bank loans payable                                            $        51,500   $             -
Notes and bonds payable                                               158,544           207,378
Accounts payable and accrued liabilities                                4,278             7,806
Dividends payable                                                      11,847            11,838
Deferred income                                                         4,328             4,230
--------------------------------------------------------      ---------------   ---------------
                                                                      230,497           231,252
--------------------------------------------------------      ---------------   ---------------

Commitments and contingencies

Total Attributed Core Group Equity                                    299,142           304,947
--------------------------------------------------------      ---------------   ---------------

                                                              $       529,639   $       536,199
========================================================      ===============   ===============



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

             CORE GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                  Three Months Ended               Nine Months Ended
                                                                      September 30,                   September 30,
                                                                  1996            1995            1996            1995
---------------------------------------------------------     -------------   -------------   -------------   -------------
REVENUES
Rental income                                                 $      16,911   $      16,501   $      50,343   $      48,105
Mortgage interest income                                                  -             609               -             609
Additional rental income                                              2,882           2,543           8,491           7,570
Other interest income                                                   126             218             605           1,959
Interest on loans to Psychiatric Group                                  425             433           1,272           1,602
---------------------------------------------------------     -------------   -------------   -------------   -------------
                                                                     20,344          20,304          60,711          59,845
---------------------------------------------------------     -------------   -------------   -------------   -------------

EXPENSES
Depreciation and amortization                                         3,575           3,488          10,646          10,051
Interest expense                                                      5,285           7,126          16,564          20,860
General and administrative                                            1,557           1,398           4,705           4,298
---------------------------------------------------------     -------------   -------------   -------------   -------------
                                                                     10,417          12,012          31,915          35,209
---------------------------------------------------------     -------------   -------------   -------------   -------------
Minority interest                                                        54              57             169             219
---------------------------------------------------------     -------------   -------------   -------------   -------------

NET INCOME                                                    $       9,873   $       8,235   $      28,627   $      24,417
=========================================================     =============   =============   =============   =============

NET INCOME PER COMMON SHARE                                   $        0.42   $        0.39   $        1.22   $        1.17
=========================================================     =============   =============   =============   =============

WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING                                        23,522          20,920          23,511          20,911
=========================================================     =============   =============   =============   =============

DIVIDENDS DECLARED PER COMMON SHARE                           $      0.5050   $      0.4950   $      1.5150   $      1.4850
=========================================================     =============   =============   =============   =============



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.


             CORE GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                               Nine Months Ended September 30,
                                                              ---------------------------------
                                                                   1996               1995
---------------------------------------------------------     ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $        28,627   $        24,417
Depreciation, amortization and other non-cash items                    12,255            11,694
Deferred income                                                          (243)             (205)
Change in other assets                                                    800              (479)
Change in accounts payable and accrued liabilities                     (3,187)           (4,092)
---------------------------------------------------------     ---------------   ---------------
                                                                       38,252            31,335
---------------------------------------------------------     ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties                (13,041)          (41,256)
Construction loan fundings                                                  -            (5,136)
Direct financing leases                                                 2,329            (2,455)
Paydowns (fundings) on revolving loan to Psychiatric Group                132             4,082
Paydowns on fixed rate loan to Psychiatric Group                            -            10,825
Administrative capital expenditures                                       (52)              (95)
---------------------------------------------------------     ---------------   ---------------
                                                                      (10,632)          (34,035)
---------------------------------------------------------     ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                            51,500            58,500
Principal payments on notes payable                                   (49,000)          (24,000)
Financing costs paid                                                      (80)             (276)
Proceeds from exercise of stock options                                   241                 -
Dividends paid                                                        (35,521)          (30,778)
---------------------------------------------------------     ---------------   ---------------
                                                                      (32,860)            3,446
---------------------------------------------------------     ---------------   ---------------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                 (5,240)              746
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                    7,571             1,838
---------------------------------------------------------     ---------------   ---------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                $         2,331   $         2,584
=========================================================     ===============   ===============


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

         Interest Paid Interest paid by the Core Group, net of interest capitalized, was $18,736,000 and $22,854,000 for the nine months ended September 30, 1996 and 1995, respectively. The Core Group had $781,000 and $53,000 of capitalized interest for the nine months ended September 30, 1996 and 1995, respectively.

2.       ATTRIBUTED EQUITY

         Stock Incentive Plans During the nine months ended September 30, 1996, options to purchase 161,651 shares of Core Group Common Stock at a weighted average exercise price of $22.76 per share and 3,910 shares of restricted Core Group Common Stock were issued pursuant to the Company's stock incentive plans. During the nine months ended September 30, 1996, options to purchase 12,500 shares of Core Group Common Stock were exercised at a weighted average exercise price of $19.28 per share resulting in additional equity of $241,000.

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

         Real Estate Properties The Core Group has the right to approve capital expenditures at all of its properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. At September 30, 1996, the Core Group had remaining commitments to fund less than $1 million of capital expenditures pursuant to these rights and obligations. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Core Group's increased investment.

         As of September 30, 1996, the Core Group had funded $1.1 million of a $4.4 million commitment to finance the construction of a 96-bed Alzheimer's care facility in southwest Houston, Texas. The Company will own the facility upon completion and enter into a long-term lease with the developer. The facility will be operated by an experienced operator of long-term care facilities.

         On November 12, 1996, the Core Group funded $2 million of a $6.2 million project for the acquisition and renovation of an existing property in Amarillo, Texas to be operated as a long-term acute care facility by an experienced operator. The Core Group has also agreed to provide another $13.8 million of real estate financing to the operator for other similar facilities. In addition, the Core Group is considering making a $1.5 million equity investment in the operator which would represent between 5% and 10% ownership.

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

         "Safe Harbor" Statement Under the United States Private Securities
Litigation Reform Act of 1995   Statements that are not historical facts
contained in management's discussion and analysis of financial condition and results of operations are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: the financial strength of the operators of the Core Group's facilities, including their access to alternative capital sources, as it affects the continuing ability of such operators to meet their obligations to the Core Group under the terms of the Core Group's agreements with such operators, changes in operators or ownership of operators, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, operators' continued eligibility to participate in the Medicare or Medicaid programs, changes in reimbursement by other third party payors, occupancy levels at the Core Group's facilities, the availability and cost of capital, the strength and financial resources of the Core Group's competitors, the Core Group's ability to make additional real estate investments at attractive yields and changes in tax laws and regulations affecting real estate investment trusts.

OPERATING RESULTS

Third Quarter and Year to Date 1996 Compared With 1995

         For the third quarter of 1996, the Core Group reported net income of $9,873,000 or $.42 per share, an increase of $1,638,000 or 20% compared with net income of $8,235,000 or $.39 per share for the third quarter of 1995. For the nine months ended September 30, 1996, the Core Group reported net income of $28,627,000 or $1.22 per share, an increase of $4,210,000 or 17% compared with net income of $24,417,000 or $1.17 per share for the first nine months of 1995.

         Rental income was $16,911,000 for the third quarter of 1996, an increase of $410,000 or 2% from $16,501,000 for the third quarter of 1995. Rental income was $50,343,000 for the nine months ended September 30, 1996, an increase of $2,238,000 or 5% from $48,105,000 for the comparable period in 1995. This increase was primarily attributable to rental income from new properties acquired subsequent to the first quarter of 1995. These property additions also resulted in an increase in depreciation and amortization of $87,000 or 2% to $3,575,000 for the third quarter of 1996 compared with $3,488,000 for the third quarter of 1995 and an increase of $595,000 or 6% to $10,646,000 for the nine months ended September 30, 1996 compared with $10,051,000 for the same period in 1995.

         The Core Group had no mortgage interest income for the third quarter and first nine months of 1996 compared to $609,000 for the same periods in 1995 as a result of the payoff of a mortgage loan on a hospital located in Austin, Texas in October 1995.

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS




         Additional rental income was $2,882,000 for the third quarter of 1996, an increase of $339,000 or 13% from $2,543,000 for the third quarter of 1995. Additional rental income was $8,491,000 for the nine months ended September 30, 1996, an increase of $921,000 or 12% from $7,570,000 for the comparable period in 1995. This positive variation was primarily attributable to increased additional rent from the Core Group's six original acute care properties and its acute care property in Utah.

         Other interest income decreased $92,000 or 42% to $126,000 for the third quarter of 1996 from $218,000 for the third quarter of 1995. Other interest income decreased $1,354,000 or 69% to $605,000 for the nine months ended September 30, 1996 from $1,959,000 for the comparable period in 1995. Other interest income for the third quarter and first nine months of 1995 included approximately $35,000 and $1,500,000, respectively, of interest on a construction loan that subsequently converted to a mortgage loan in the third quarter of 1995. In addition, this variation was due to a lower average balance of direct financing leases and higher investable cash balances during both the third quarter and first nine months of 1996 compared with the same periods in 1995.

         Interest income on inter-Group loans to the Psychiatric Group was $425,000 for the third quarter of 1996, a decrease of $8,000 or 2% from $433,000 for the third quarter of 1995. Interest income on inter-Group loans to the Psychiatric Group was $1,272,000 for the nine months ended September 30, 1996, a decrease of $330,000 or 21% from $1,602,000 for the comparable period in 1995. This decrease reflects a lower average balance outstanding on loans to the Psychiatric Group, which was primarily attributable to $15,150,000 of repayments by the Psychiatric Group from the proceeds of asset sales and the paydown of borrowings under revolving credit agreements provided to Psychiatric Group hospital operators during the first quarter of 1995.

         Interest expense was $5,285,000 for the third quarter of 1996, a decrease of $1,841,000 or 26% from $7,126,000 for the third quarter of 1995. Interest expense was $16,564,000 for the nine months ended September 30, 1996, a decrease of $4,296,000 or 21% from $20,860,000 for the comparable period in 1995. Interest expense decreased as a result of the $24 million, $29 million and $20 million senior notes maturities in May 1995, May 1996 and September 1996, respectively, lower average bank loan borrowings during 1996 and an increase in capitalized interest in 1996 compared to 1995.

         General and administrative expenses were $1,557,000 for the third quarter of 1996, an increase of $159,000 or 11% from $1,398,000 for the third quarter of 1995. For the first nine months of 1996, general and administrative expenses were $4,705,000, an increase of $407,000 or 9% from $4,298,000 for the first nine months of 1995. This variation was attributable to an increase in the Company's consolidated general and administrative expenses which are allocated between the Core Group and Psychiatric Group primarily based on revenues, and an increase in Core Group revenues relative to the Company's consolidated revenues. The increase in the Company's consolidated general and administrative expenses affecting the Core Group was primarily attributable to higher shareholder reporting costs as a result of the Distribution, higher legal costs, higher compensation and benefits expense and expenses related to the hiring of a Chief Investment Officer.

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Future Operating Results

         The operators of most of the Company's facilities derive a substantial percentage of their total revenues from federal and state health care programs such as Medicare and Medicaid and from other third-party payors such as private insurance companies, self-insured employers and health maintenance organizations. Such operators also are subject to extensive federal, state and local government regulation relating to their operations, and the Company's facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with mandated procedures, licensure requirements under state law and certification standards under the Medicare and Medicaid programs. A change in reimbursement levels under the Medicare or Medicaid programs, a reduction in reimbursement by other third- party payors or an operator's failure to maintain its certification under Medicare or Medicaid programs could adversely affect revenues to the Company's facilities.

         The nature of health care delivery in the United States currently is undergoing change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed by both Houses of Congress. These plans have generally included revisions to and limits on federal programs providing Medicaid reimbursement to state health care programs and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Company's Board and management are monitoring potential changes closely. The Company believes that these potential changes may pose risks for certain institutions that are unwilling or unable to respond. At the same time, the Company believes that this changing health care environment will provide the Core Group with new opportunities for investment.

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

         Additional rental income from the Core Group's existing investments will be affected by changes in the revenues of the underlying business operations upon which such income is based. The Core Group's acute care investments accounted for 95% of net additional rental income for the first nine months of 1996, while rehabilitation investments accounted for 5%. Historically, a substantial portion of the Core Group's additional rental income has been attributable to six of the Core Group's original acute care properties (the Original Properties). With the significant revenue growth at a majority of the Original Properties in recent years, four properties had reached the additional rent transition point by the end of 1995, one property has reached the additional rent transition point during 1996 and it is anticipated that the other property may do so over the next few years. The Core Group's revenue participation rate for the six Original Properties declines from 5% to 1% when the additional rent transition point is reached. At December 31, 1995, the amount of potential additional rent at the 5% revenue participation rate for the Original Properties that had not yet reached the transition point was approximately $2.1 million per annum.

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

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS




         The Company's senior debt carries an implied investment grade rating from two rating agencies. In August 1994, the Company's BBB- implied senior debt rating was affirmed by Standard & Poor's but the outlook was revised to negative from stable. Duff & Phelps Credit Rating Co. assigned an initial implied senior debt rating of BBB- in November 1994. The Company has active dialogues with Duff & Phelps Credit Rating Co. and Standard & Poor's regarding an update of their ratings and with Moody's Investor Service regarding an initial rating. The Company expects these ratings reviews to be completed in the fourth quarter of 1996. There can be no assurance as to the ratings which may be assigned to the Company.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1996, the Core Group had $5,131,000 outstanding under its revolving inter-Group loan to the Psychiatric Group. Under management policies currently in effect, the Core Group may provide the Psychiatric Group with revolving inter-Group loans of up to $8,750,000. In addition, as of September 30, 1996, the Core Group had $9,175,000 in fixed rate inter-Group loans to the Psychiatric Group.

         As of November 12, 1996, the Core Group had commitments of $21.4 million to fund real estate investments over approximately the next fifteen months.

         The Company has continued to increase its liquidity and enhance its financial flexibility. In October 1995, the Company's Core Group received $29.15 million as proceeds from the payoff of its interest in a mortgage loan and completed an offering of 2,500,000 additional shares of Core Group Common Stock resulting in net proceeds of $50.3 million. In December 1995, the Company closed on a new $150 million unsecured revolving credit facility which matures on December 27, 1998. As of November 12, 1996, the Company had $41.5 million of borrowings under its revolving credit facility and had $1 million in cash and short-term investments. The Company's total indebtedness as of November 12, 1996 was $200.1 million. The Company will utilize its revolving credit facility to fund its future Core Group acquisitions and its other commitments. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.


              PSYCHIATRIC GROUP COMBINED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                               September 30,     December 31,
                                                                    1996             1995
------------------------------------------------------        ---------------   ---------------
ASSETS                                                            (Unaudited)
Real estate investments
    Real property and mortgage notes, net                     $        62,766   $        62,813
    Accumulated depreciation                                           (4,502)           (3,944)
                                                              ---------------   ---------------
                                                                       58,264            58,869
Other notes receivable                                                  4,761             4,915
Other assets                                                              769               771
------------------------------------------------------        ---------------   ---------------
                                                              $        63,794   $        64,555
======================================================        ===============   ===============


ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Revolving loan from Core Group                                $         5,131   $         5,263
Fixed rate loan from Core Group                                         9,175             9,175
Accounts payable and accrued liabilities                                    5               151
Dividends payable                                                       1,355             1,668
Deferred income                                                           145               185
------------------------------------------------------        ---------------   ---------------
                                                                       15,811            16,442
------------------------------------------------------        ---------------   ---------------

Commitments and contingencies

Total Attributed Psychiatric Group Equity                              47,983            48,113
------------------------------------------------------        ---------------   ---------------

                                                              $        63,794   $        64,555
======================================================        ===============   ===============


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.


         PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                              -----------------------------   -----------------------------
                                                                   1996           1995            1996            1995
-----------------------------------------------------         -------------   -------------   -------------   -------------
REVENUES
Rental income                                                 $         404   $         681   $       1,350   $       2,372
Mortgage interest income                                              1,493           1,470           4,479           4,409
Additional rental and interest income                                   210             226             612             552
Other interest income                                                   112             157             306             533
-----------------------------------------------------         -------------   -------------   -------------   -------------
                                                                      2,219           2,534           6,747           7,866
-----------------------------------------------------         -------------   -------------   -------------   -------------

EXPENSES
Depreciation and amortization                                           186             186             558             616
Interest on loans from Core Group                                       425             433           1,272           1,602
General and administrative                                              330             266             973             669
Targeted stock issuance costs                                             -               -               -             300
-----------------------------------------------------         -------------   -------------   -------------   -------------
                                                                        941             885           2,803           3,187
-----------------------------------------------------         -------------   -------------   -------------   -------------


NET INCOME                                                    $       1,278   $       1,649   $       3,944   $       4,679
=====================================================         =============   =============   =============   =============

NET INCOME PER DEPOSITARY SHARE                               $        0.61   $        0.79   $        1.89   $        2.24
=====================================================         =============   =============   =============   =============

WEIGHTED AVERAGE
    DEPOSITARY SHARES OUTSTANDING                                     2,093           2,091           2,092           2,091
=====================================================         =============   =============   =============   =============


DIVIDENDS DECLARED PER DEPOSITARY SHARE                       $      0.6500   $      0.8000   $      2.0000   $      2.4000
=====================================================         =============   =============   =============   =============



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.


         PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                 (In thousands)


                                                                Nine Months Ended September 30,
                                                              ---------------   ---------------
                                                                    1996            1995
--------------------------------------------------------      ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $         3,944   $         4,679
Depreciation, amortization and other non-cash items                       653               716
Deferred income                                                           (40)              (22)
Change in other assets                                                      2               170
Change in accounts payable and accrued liabilities                       (146)               (9)
--------------------------------------------------------      ---------------   ---------------
                                                                        4,413             5,534
--------------------------------------------------------      ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties                      -              (693)
Proceeds from sale of properties                                            -            10,825
Principal payments on mortgage notes receivable                            47                10
Other notes receivable                                                    154             4,464
--------------------------------------------------------      ---------------   ---------------
                                                                          201            14,606
--------------------------------------------------------      ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on revolving loan from Core Group                  (132)           (4,082)
Payments on fixed rate loan from Core Group                                 -           (10,825)
Cash paid in lieu of fractional shares                                      -               (18)
Dividends paid                                                         (4,482)           (5,215)
--------------------------------------------------------      ---------------   ---------------
                                                                       (4,614)          (20,140)
--------------------------------------------------------      ---------------   ---------------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                      -                 -
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                        -                 -
--------------------------------------------------------      ---------------   ---------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                $             -   $             -
========================================================      ===============   ===============


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

         Interest Paid Interest paid by the Psychiatric Group on inter-Group loans from the Core Group was $1,272,000 and $1,602,000 for the nine months ended September 30, 1996 and 1995, respectively.

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

3.       COMMITMENTS

         Other Notes Receivable The Psychiatric Group provides financing at variable rates to certain psychiatric hospital operators under revolving credit agreements. The aggregate commitment under these credit agreements was $5.7 million at September 30, 1996 of which $1.2 million was unfunded.

         Real Estate Properties The Psychiatric Group has the right to approve capital expenditures at all of its properties and the option to fund certain capital expenditures on terms comparable to the original investment. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Psychiatric Group's increased investment. The Psychiatric Group had no commitments to fund such capital expenditures at September 30, 1996.

4.       STATUS OF PSYCHIATRIC GROUP PROPERTIES

         During the past year, the owner of the two Florida psychiatric hospitals has been monitoring the status of potential wide-ranging objections by several large insurance companies and other payors with respect to claims presented for services rendered. Periodically, there also have been negative stories in the national media and the local press in Florida on psychiatric care provided in Florida, including criticism of admissions policies and practice patterns at psychiatric hospitals in the state generally, and at these two hospitals. Legislative hearings have been held in Florida on these issues, and it is likely that various regulatory investigations have been conducted or initiated. In addition, the hospitals continue to experience operational and cash flow difficulties which negatively impact their ability to fund their rental and interest obligations to the Psychiatric Group as they become due. The net book values of the Psychiatric Group's investment in The Manors and The Retreat, including advances under existing revolving credit agreements, as of September 30, 1996 totaled $7,224,000 and $9,781,000, respectively. Quarterly base rent and interest obligations of The Manors and The Retreat total approximately $200,000 and $285,000 ($.10 and $.14 per Psychiatric Group Depositary Share), respectively.

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

         The Psychiatric Group has completed formal documentation of an agreement with the owner for the deferral of rent and interest payments of the Manors while certain restructuring and restaffing of the facility occurs. Pursuant to the deferral arrangements, The Manors' monthly base rent payments of $50,000 were deferred from February 1996 through September 1996 and such deferred payments become payable twelve months from the month of deferral. In accordance with the terms of the deferral arrangements, The Manors

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)




resumed making its full monthly base rent payments of $50,000 on October 1, 1996. The Manors' monthly interest payments of $16,600 are deferred from February 1996 until March 1, 1997 on which date all such deferred interest will be payable in full. The Manors' deferred obligations are not recognized as income by the Psychiatric Group until such time as they are paid. During the third quarter and first nine months of 1996, The Manors' rent and interest deferrals amounted to approximately $.09 and $.25 per Psychiatric Group Depositary Share, respectively. Although the operator and Quorum are both highly experienced and the restructuring and restaffing measures appear promising, there can be no assurance as to the eventual outcome of such changes or that the Manors will be able to meet its restructured obligations.

         Although The Retreat has made all required payments in 1996 through November, The Retreat did not pay its July rent until August due to cash flow constraints. The Psychiatric Group continues to monitor the situation while the operator and Quorum restructure and restaff the facility, and there can be no assurance that some measure of rent and interest relief will not be necessary in the future.

         Rock Creek Center (RCC) in Illinois has experienced certain documentation and procedural deficiencies that resulted in the denial of a substantial amount of Medicare receivables and a substantial negative adjustment to the hospital's 1995 Medicare cost report and 1996 interim Medicare reimbursement rate, which combined with a lower than expected census in the first quarter of 1996 have had an adverse impact on RCC's cash flow and its ability to fund its rental and interest obligations to the Psychiatric Group as they become due. The net book value of the Psychiatric Group's investment in RCC, including advances under existing revolving credit agreements and other receivables, as of September 30, 1996 totaled $8,098,000, and quarterly base rent and interest obligations of RCC total approximately $324,000 ($.15 per Psychiatric Group Depositary Share). The Psychiatric Group has advanced $214,000 on behalf of the operator to pay property taxes on the facility, and is proceeding with formal documentation of an agreement with the operator for the deferral of base rent payments while the operator takes certain actions to stabilize operations and implements its revised business plan. Pursuant to the deferral arrangements, 100% of RCC's monthly base rent payments of $83,000 were deferred for May and June of 1996 and 50% of such monthly payments were deferred from July 1996 through October 1996, at which time monthly base rent payments returned to 100%. Deferred base rent is payable in the future only when the facility's cash exceeds a specified level, and the property tax advance is payable in monthly installments. RCC's deferred rent obligations are not recognized as income by the Psychiatric Group until such time as they are paid. The Psychiatric Group's property tax advance has been reduced by monthly payments to $137,000 as of November 1, 1996. RCC's rent deferral amounted to approximately $.06 and $.14 per Psychiatric Group Depositary Share for the third quarter and first nine months of 1996, respectively. Although the deferral arrangements provide interim financial relief while the operator implements its strategy, there can be no assurance as to the eventual outcome of these measures, that the deferred amounts will be paid or that RCC will be able to meet its restructured obligations.

         The Psychiatric Group has completed formal documentation of an agreement with the operator of the two New York Four Winds facilities to release certain of its security interests in the operator's short-term assets on a staged basis. The operator believes that the release of this collateral will permit it to obtain the capital required to develop an integrated behavioral health care delivery system in lower and upper New York

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)




State, of which the two Four Winds facilities will be an integral part. Although such a system is intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the state of New York, it is not possible to predict the impact and timing of such changes and whether the proposed system will be successful in that new environment.

         The Psychiatric Group's dividend is determined quarterly based upon each quarter's operating results. Any significant advance of additional funds to these psychiatric hospital operators, modification of terms covering the rental or interest obligations of these properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares. The deferral of rental and interest obligations of The Manors and RCC in 1996 was largely responsible for the reduction in the quarterly dividend on Psychiatric Group Depositary Shares to $.70 per share in the first quarter of 1996 and $.65 per share in the second quarter and third quarter of 1996 from $.80 per share in the fourth quarter of 1995.

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

         "Safe Harbor" Statement Under the United States Private Securities
Litigation Reform Act of 1995   Statements that are not historical facts
contained in management's discussion and analysis of financial condition and results of operations are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: the financial strength of the operators of the Psychiatric Group's facilities, including their access to alternative capital sources, as it affects the continuing ability of such operators to meet their obligations to the Psychiatric Group under the terms of the Psychiatric Group's agreements with such operators, changes in operators or ownership of operators, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, operators' continued eligibility to participate in the Medicare or Medicaid programs, changes in reimbursement by other third party payors, occupancy levels at the Psychiatric Group's facilities, the availability and cost of capital and changes in tax laws and regulations affecting real estate investment trusts.

OPERATING RESULTS

Third Quarter and Year to Date 1996 Compared With 1995

         For the third quarter of 1996, the Psychiatric Group reported net income of $1,278,000 or $.61 per share, a decrease of $371,000 or 22% compared with net income of $1,649,000 or $.79 per share for the third quarter of 1995. For the nine months ended September 30, 1996, the Psychiatric Group reported net income of $3,944,000 or $1.89 per share, a decrease of $735,000 or 16% compared with net income of $4,679,000 or $2.24 per share for the first nine months of 1995. The decrease in net income for the third quarter and first nine months of 1996 was primarily attributable to a reduction in income due to the sale of two psychiatric properties during the first quarter of 1995 and the nonpayment of rental and interest obligations by two psychiatric operators at various times during the first nine months of 1996.

         Rental income was $404,000 for the third quarter of 1996, a decrease of $277,000 or 41% from $681,000 for the third quarter of 1995. Rental income was $1,350,000 for the nine months ended September 30, 1996, a decrease of $1,022,000 or 43% from $2,372,000 for the comparable period in 1995. This decrease was primarily attributable to a reduction in rental income due to the sale of two psychiatric properties during the first quarter of 1995 and the nonpayment of $275,000 and $692,000 of rent by two psychiatric operators during the third quarter and first nine months of 1996, respectively. The property sales resulted in a decrease in depreciation and amortization of $58,000 or 9% to $558,000 for the first nine months of 1996 compared with $616,000 for the first nine months of 1995.

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS




         Additional rental and interest income was $210,000 for the third quarter of 1996, a decrease of $16,000 or 7% from $226,000 for the third quarter of 1995. Additional rental and interest income was $612,000 for the nine months ended September 30, 1996, an increase of $60,000 or 11% from $552,000 for the comparable period in 1995. These differences were primarily attributable to variations in revenues upon which such additional rent and interest is based.

         Other interest income decreased $45,000 or 29% to $112,000 for the third quarter of 1996 from $157,000 for the third quarter of 1995. Other interest income decreased $227,000 or 43% to $306,000 for the nine months ended September 30, 1996 from $533,000 for the comparable period in 1995. This decrease was primarily attributable to lower average borrowings under revolving credit agreements provided to psychiatric hospital operators as a result of the sale of two psychiatric properties and the lease restructurings of two psychiatric investments during the first quarter of 1995 and the nonpayment of $33,000 and $132,000 of interest by a psychiatric operator during the third quarter and first nine months of 1996, respectively.

         Interest expense on inter-Group loans from the Core Group was $425,000 for the third quarter of 1996, a decrease of $8,000 or 2% from $433,000 for the third quarter of 1995. Interest expense on inter-Group loans from the Core Group was $1,272,000 for the nine months ended September 30, 1996, a decrease of $330,000 or 21% from $1,602,000 for the comparable period in 1995. This decrease reflects a lower average balance outstanding on loans from the Core Group, which was primarily attributable to $15,150,000 of repayments to the Core Group from the proceeds of the previously mentioned property sales and restructurings.

         General and administrative expenses were $330,000 for the third quarter of 1996, an increase of $64,000 or 24% from $266,000 for the third quarter of 1995. For the first nine months of 1996, general and administrative expenses were $973,000, an increase of $304,000 or 45% from $669,000 for the first nine months of 1995. The Company's consolidated general and administrative expenses are allocated between the Core Group and Psychiatric Group primarily based on revenues, however significant costs directly related to either Group are specifically charged to the applicable Group. Costs allocated to the Psychiatric Group based on revenues increased slightly for the third quarter of 1996 and decreased for the first nine months of 1996. The Psychiatric Group was specifically charged for $157,000 and $442,000 of costs in the third quarter and first nine months of 1996, respectively, compared with $100,000 for the same periods in 1995 for financial advisory services. These services were provided primarily by an investment banking firm which included supplemental monitoring of the performance of the Psychiatric Group's properties and assistance in addressing operational and cash flow difficulties of certain operators of the properties.

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

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS





Future Operating Results

         The operators of most of the Company's facilities derive a substantial percentage of their total revenues from federal and state health care programs such as Medicare and Medicaid and from other third-party payors such as private insurance companies, self-insured employers and health maintenance organizations. Such operators also are subject to extensive federal, state and local government regulation relating to their operations, and the Company's facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with mandated procedures, licensure requirements under state law and certification standards under the Medicare and Medicaid programs. A change in reimbursement levels under the Medicare or Medicaid programs, a reduction in reimbursement by other third- party payors or an operator's failure to maintain its certification under Medicare or Medicaid programs could adversely affect revenues to the Company's facilities.

         The nature of health care delivery in the United States currently is undergoing change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed by both Houses of Congress. These plans have generally included revisions to and limits on federal programs providing Medicaid reimbursement to state health care programs and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Company's Board and management are monitoring potential changes closely. The Company believes that these potential changes may pose risks for certain institutions that are unwilling or unable to respond.

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

         The Psychiatric Group currently is providing financing under revolving credit agreements to the operators of three of its psychiatric hospitals. As of November 12, 1996, outstanding borrowings under such agreements totaled $4,475,000, and the Psychiatric Group has committed to fund an additional $1,225,000 of borrowings upon request, subject to certain conditions. These borrowings, which are secured by accounts receivable and certain personal property and which contain events of default that would be triggered by defaults under the lease relating to the relevant psychiatric hospital, are the primary source of financing for these operators' operating and capital needs. These psychiatric hospitals have, from time to time, been unable to generate sufficient cash flow for working capital and the development of new programs. In certain cases, these psychiatric hospitals have not been able to pay down the outstanding borrowings under the revolving credit agreements provided by the Psychiatric Group or to secure replacement financing from third- party lenders. To the extent the psychiatric hospitals have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's Board of Directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital operator, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then-existing policies), although the Company's Board of Directors is under no obligation to do so.

         The fundamental ongoing changes in the psychiatric industry and the resulting impact on operator financial performance have resulted in significant psychiatric investment write-downs in 1992 and 1994 and the restructuring of psychiatric operator payment obligations. Although management believes that the recorded investments in the psychiatric hospitals are realizable, if the psychiatric operators are unable to successfully adapt to the fundamental ongoing changes in the psychiatric industry and consistently mitigate the negative impact of such changes on their financial performance, the Psychiatric Group may be required to further restructure payment obligations or make additional write- downs of the value of its investments in the psychiatric hospitals. The Psychiatric Group does not intend to make further investments, and over time, may sell, restructure or seek other means to reduce its investments. The Psychiatric Group has sold three of its psychiatric properties since September 1994, restructured the terms of its two Florida psychiatric hospital investments in March 1995 and as discussed below, has recently completed various modifications to the terms of one of its Florida psychiatric investments and its New York psychiatric investments and is proceeding with

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS




various modifications to the terms of its psychiatric investment in Illinois. The Psychiatric Group Depositary Shares were distributed in July 1995 in an effort to effectively separate the economic attributes of the Company's psychiatric investments (the Psychiatric Group) from its core investments in acute care and rehabilitation hospitals, long-term care, assisted living and Alzheimer's care facilities and a medical office building (the Core Group). In September 1995, the Company retained an investment banking firm to provide a broad range of financial advisory services to the Psychiatric Group. These services include supplemental monitoring of the performance of individual assets, assistance in potential sales or restructurings of particular investments and continuing assessments of available strategic alternatives for the portfolio. The quarterly fee for supplemental monitoring was reduced from $75,000 to $25,000 effective October 1, 1996. The cost of the financial advisory services are specifically charged to the operating results of the Psychiatric Group.

         During the past year, the owner of the two Florida psychiatric hospitals has been monitoring the status of potential wide-ranging objections by several large insurance companies and other payors with respect to claims presented for services rendered. Periodically, there also have been negative stories in the national media and the local press in Florida on psychiatric care provided in Florida, including criticism of admissions policies and practice patterns at psychiatric hospitals in the state generally, and at these two hospitals. Legislative hearings have been held in Florida on these issues, and it is likely that various regulatory investigations have been conducted or initiated. In addition, the hospitals continue to experience operational and cash flow difficulties which negatively impact their ability to fund their rental and interest obligations to the Psychiatric Group as they become due. The net book values of the Psychiatric Group's investment in The Manors and The Retreat, including advances under existing revolving credit agreements, as of September 30, 1996 totaled $7,224,000 and $9,781,000, respectively. Quarterly base rent and interest obligations of The Manors and The Retreat total approximately $200,000 and $285,000 ($.10 and $.14 per Psychiatric Group Depositary Share), respectively.

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

         The Psychiatric Group has completed formal documentation of an agreement with the owner for the deferral of rent and interest payments of the Manors while certain restructuring and restaffing of the facility occurs. Pursuant to the deferral arrangements, The Manors' monthly base rent payments of $50,000 were deferred from February 1996 through September 1996 and such deferred payments become payable twelve months from the month of deferral. In accordance with the terms of the deferral arrangements, The Manors resumed making its full monthly base rent payments of $50,000 on October 1, 1996. The Manors' monthly interest payments of $16,600 are deferred from February 1996 until March 1, 1997 on which date all such deferred interest will be payable in full. The Manors' deferred obligations are not recognized as income by the Psychiatric Group until such time as they are paid. During the third quarter and first nine months of 1996, The Manors' rent and interest deferrals amounted to approximately $.09 and $.25 per Psychiatric Group Depositary Share, respectively. Although the operator and Quorum are both highly experienced and the

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS




restructuring and restaffing measures appear promising, there can be no assurance as to the eventual outcome of such changes or that the Manors will be able to meet its restructured obligations.

         Although The Retreat has made all required payments in 1996 through November, The Retreat did not pay its July rent until August due to cash flow constraints. The Psychiatric Group continues to monitor the situation while the operator and Quorum restructure and restaff the facility, and there can be no assurance that some measure of rent and interest relief will not be necessary in the future.

         Rock Creek Center (RCC) in Illinois has experienced certain documentation and procedural deficiencies that resulted in the denial of a substantial amount of Medicare receivables and a substantial negative adjustment to the hospital's 1995 Medicare cost report and 1996 interim Medicare reimbursement rate, which combined with a lower than expected census in the first quarter of 1996 have had an adverse impact on RCC's cash flow and its ability to fund its rental and interest obligations to the Psychiatric Group as they become due. The net book value of the Psychiatric Group's investment in RCC, including advances under existing revolving credit agreements and other receivables, as of September 30, 1996 totaled $8,098,000, and quarterly base rent and interest obligations of RCC total approximately $324,000 ($.15 per Psychiatric Group Depositary Share). The Psychiatric Group has advanced $214,000 on behalf of the operator to pay property taxes on the facility, and is proceeding with formal documentation of an agreement with the operator for the deferral of base rent payments while the operator takes certain actions to stabilize operations and implements its revised business plan. Pursuant to the deferral arrangements, 100% of RCC's monthly base rent payments of $83,000 were deferred for May and June of 1996 and 50% of such monthly payments were deferred from July 1996 through October 1996, at which time monthly base rent payments returned to 100%. Deferred base rent is payable in the future only when the facility's cash exceeds a specified level, and the property tax advance is payable in monthly installments. RCC's deferred rent obligations are not recognized as income by the Psychiatric Group until such time as they are paid. The Psychiatric Group's property tax advance has been reduced by monthly payments to $137,000 as of November 1, 1996. RCC's rent deferral amounted to approximately $.06 and $.14 per Psychiatric Group Depositary Share for the third quarter and first nine months of 1996, respectively. Although the deferral arrangements provide interim financial relief while the operator implements its strategy, there can be no assurance as to the eventual outcome of these measures, that the deferred amounts will be paid or that RCC will be able to meet its restructured obligations.

         The Psychiatric Group has completed formal documentation of an agreement with the operator of the two New York Four Winds facilities to release certain of its security interests in the operator's short-term assets on a staged basis. The operator believes that the release of this collateral will permit it to obtain the capital required to develop an integrated behavioral health care delivery system in lower and upper New York State, of which the two Four Winds facilities will be an integral part. Although such a system is intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the state of New York, it is not possible to predict the impact and timing of such changes and whether the proposed system will be successful in that new environment.

         The Psychiatric Group's dividend is determined quarterly based upon each quarter's operating results. Any significant advance of additional funds to these psychiatric hospital operators, modification of terms

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS




covering the rental or interest obligations of these properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares. The deferral of rental and interest obligations of The Manors and RCC in 1996 was largely responsible for the reduction in the quarterly dividend on Psychiatric Group Depositary Shares to $.70 per share in the first quarter of 1996 and $.65 per share in the second quarter and third quarter of 1996 from $.80 per share in the fourth quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 12, 1996, the Psychiatric Group had aggregate unfunded commitments under revolving credit agreements provided to psychiatric hospital operators of $1.2 million.

         At September 30, 1996, the Psychiatric Group had $5,131,000 and $9,175,000 outstanding under its revolving inter-Group loan from the Core Group and its fixed rate inter-Group loan from the Core Group, respectively. The Psychiatric Group is required to use the net proceeds from the disposition of Psychiatric Group assets to pay down its outstanding revolving inter-Group loan (to the extent of the psychiatric hospital operator borrowings under revolving credit agreements associated with the asset or assets sold) with any excess used to pay down the balance outstanding under the fixed rate inter-Group loan. The Psychiatric Group reduced the combined balance of the revolving inter-Group and fixed rate inter-Group loans by $15,150,000 in the first quarter of 1995 with proceeds from such asset sales and operator borrowing paydowns. The Company's Board of Directors has established certain management policies relating to the Psychiatric Group's inter-Group loans from the Core Group. Under the policies currently in effect, which may be modified or rescinded in the sole discretion of the Company's Board of Directors, the aggregate revolving inter-Group loans owed to the Core Group by the Psychiatric Group are limited to a maximum of $8,750,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar with any permanent repayment in the future of borrowings under revolving credit agreements provided to Psychiatric Group hospital operators. In addition, the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000, and except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced to the Psychiatric Group by the Core Group. The Psychiatric Group has no third-party sources of additional financing and, as a result, will be dependent on the Core Group for all such financing. Although the Core Group may make this financing available, there is no obligation of the Company's Board of Directors to cause the Core Group to provide funds to the Psychiatric Group if the Board of Directors determines that it is in the Company's best interest not to do so.

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


Date: November 12, 1996


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

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
