Form 10-K405
period 1996-12-31
AMERICAN HEALTH PROPERTIES INC
filed 1997-03-31
CIK 808240

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                 COMMON STOCK                             NEW YORK STOCK EXCHANGE

     PSYCHIATRIC GROUP DEPOSITARY SHARES                           NASDAQ
                                                           NATIONAL MARKET SYSTEM

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No  __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 13, 1997 there were outstanding (i) 23,455,027 shares of American Health Properties, Inc. common stock, $.01 par value, and (ii) 2,083,931 Psychiatric Group Depositary Shares, each representing one-tenth of one share of American Health Properties, Inc. Psychiatric Group Preferred Stock, $.01 par value. The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of these shares on such date was approximately $642,800,000. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

     Documents Incorporated by Reference: Items 10, 11 and 12 of Part III are incorporated by reference from the definitive proxy statement of American Health Properties, Inc., to be filed within 120 days after December 31, 1996.
================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item  1.  Business....................................................    1
Item  2.  Properties..................................................   13
Item  3.  Legal Proceedings...........................................   13
Item  4.  Submission of Matters to a Vote of Security Holders.........   13

                                  PART II
Item  5.  Market for Registrant's Voting Stock and Related Stockholder
          Matters.....................................................   14
Item  6.  Selected Financial Data.....................................   16
Item  7.  Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations...............   17
          Management's Discussion and Analysis of Core Group Combined
          Financial Condition and Results of Operations...............   23
          Management's Discussion and Analysis of Psychiatric Group
          Combined Financial Condition and Results of Operations......   28
Item  8.  Financial Statements and Supplementary Data.................   35
Item  9.  Changes in and Disagreements with Accountants on Accounting
          and
          Financial Disclosure........................................   35

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   35
Item 11.  Executive Compensation......................................   35
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   35
Item 13.  Certain Relationships and Related Transactions..............   35

                                  PART IV
Item 14.  Exhibits, Financial Statements, Schedules, and Reports on
          Form 8-K....................................................   36

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

     In July 1995, the Company sought to separate the economic attributes of its core portfolio of investments (the "Core Group") and its portfolio of psychiatric hospital investments (the "Psychiatric Group") into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. On July 25, 1995, the Company distributed one Psychiatric Group Depositary Share (the "Depositary Shares") for every ten shares of the Company's common stock, $.01 par value (the "Common Stock"), held of record on July 14, 1995, each such Depositary Share representing a one-tenth interest in one share of the Company's Psychiatric Group Preferred Stock, $.01 par value (the "Psychiatric Group Stock"). The assets, liabilities and expenses of the Company have been allocated between the two portfolios, and dividends and other payouts or distributions with respect to the Common Stock and the Psychiatric Group Stock are expected to be primarily a function of the individual financial performance of the Core Group and the Psychiatric Group. Accordingly, the Company has separated its business and properties into two distinct business units: (a) the Core Group, which includes the Company's acute care, rehabilitation and long-term acute care hospitals, assisted living, skilled nursing and Alzheimer's care facilities and a medical office building, and (b) the Psychiatric Group, which includes all of the Company's investments in psychiatric hospitals. However, the change in the capital structure of the Company effected by the issuance of the Psychiatric Group Stock does not affect the legal title to assets or responsibility for liabilities of the Company, and each holder of the Company's Common Stock or Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to risks associated with an investment in the Company and all of its businesses, assets and liabilities.

     The Company's principal executive office is located at 6400 South Fiddler's Green Circle, Suite 1800, Englewood, Colorado 80111, and its telephone number at such address is (303) 796-9793.

THE CORE GROUP

     The Core Group's current portfolio of investments consists of 13 acute care hospitals, three rehabilitation hospitals, four assisted living facilities, one long-term acute care hospital (currently under construction), four skilled nursing facilities, a medical office building and two Alzheimer's care facilities. As of December 31, 1996, the net book value of the Core Group's total assets was $528 million. Of the Core Group's real estate assets at that date, 84% in net book value represented the acute care segment, 6% represented the rehabilitation segment, 4% represented the assisted living segment, 3% represented the skilled nursing segment, 2% represented the medical office building and 1% represented the Alzheimer's care segment. As of December 31, 1996, all of the Core Group's real estate assets were held in fee.

     The Core Group's facilities are diversified geographically across 15 states, are distributed among large and small population centers, and are operated by 13 experienced management companies. These operators include the following companies or their subsidiaries: Tenet Healthcare Corporation ("Tenet," formerly American Medical International, Inc.), Columbia/HCA Healthcare Corporation, Paracelsus Healthcare Corporation, Community Health Systems, Inc. (formerly Dynamic Health, Inc.), PrimeCare International, Inc., Horizon/CMS Healthcare Corporation (formerly Continental Medical Systems, Inc.), Emeritus Corporation, Unison HealthCare Corporation (formerly Signature Health Care Corporation), Shannon Health System, HealthSouth Corporation, CDM/WestMar, Autumn Hills and Spectrum Comprehensive Care, Inc. Facilities operated by Tenet represented 55% of the Core Group's total revenues for the year ended December 31, 1996.

     Approximately 73% of the Core Group's property revenues for the year ended December 31, 1996 were secured by corporate guarantees of these operating companies or their subsidiaries. Also, as of December 31, 1996, letters of credit from commercial banks and cash deposits aggregating $18.5 million were available to the Core Group as security for lease financings. Leases for 15 of the Core Group's facilities, representing 60% of the Core Group's property revenues for the year ended December 31, 1996, contain cross-default provisions.

THE CORE GROUP FACILITIES

     The Company's 28 Core Group facilities consist of 13 acute care hospitals (the "Acute Care Hospitals"), three rehabilitation hospitals (the "Rehabilitation Hospitals"), four assisted living facilities (the "Assisted Living Facilities"), one long-term acute care hospital (currently under construction) (the "Long-Term Acute Care Hospital"), four skilled nursing facilities (the "Skilled Nursing Facilities"), a medical office building and two Alzheimer's care facilities (the "Alzheimer's Care Facilities" and together, the "Core Group Facilities"). All of the Core Group Facilities are owned by the Company.

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

     Assisted Living Facilities. The Assisted Living Facilities provide a special combination of housing, supportive services, personalized assistance and health care services designed to respond to the individual needs of the elderly and other persons who require help with activities of daily living. These services are available 24 hours a day to meet both scheduled and unscheduled needs in a way that promotes maximum dignity and independence for each resident.

     Long-Term Acute Care Hospital. The Long-Term Acute Care Hospital provides care for patients with complex medical conditions that require more intensive care, monitoring, or emergency back-up than that available in most skilled nursing-based subacute programs. Most Long-Term Acute Care Hospital patients have severe chronic health problems and are medically unstable or at risk of medical instability. These patients have historically been treated in general acute care hospitals. The most common cases treated in this setting include high acuity ventilator-dependent patients and patients with multiple system failures related to cancer, spinal cord injuries or head injuries. The average length of stay in this setting commonly ranges from 60 to 90 days.

     Skilled Nursing Facilities. The Skilled Nursing Facilities are skilled nursing centers that provide a broad range of health care services, including skilled nursing care, subacute care, rehabilitation therapy and other specialized services to the elderly and to other patients with medically complex needs who can be cared for outside of the acute care hospital environment and generally cannot be efficiently and effectively cared for at home.

     Medical Office Building. The Company owns a 60,000 square-foot medical office building located in Murrieta, California known as Walsh Medical Arts Center. The medical office building is located across the street from Sharp Healthcare Murrieta, a developing medical campus that includes 49 acute care beds and 42 skilled nursing beds operated by Sharp Healthcare system of San Diego.

     Alzheimer's Care Facilities. The Alzheimer's Care Facilities were developed in consultation with leading medical experts in the treatment of Alzheimer's disease and dementia, and have a strong health care orientation rather than the more customary residential care orientation.

     The following is a listing of the Core Group portfolio of investments as of March 1, 1997.

                             CORE GROUP FACILITIES

                                                                             YEAR                      ANNUAL      INITIAL
                                                                           ACQUIRED/       TOTAL        BASE        TERM
       DESCRIPTION & LOCATION                      OPERATOR                 FUNDED     INVESTMENT(1)   RENT(2)   OF LEASE(3)
       ----------------------                      --------                ---------   -------------   -------   -----------
                                                                                        (DOLLARS IN THOUSANDS)
ACUTE CARE HOSPITALS
Chesterfield General Hospital         Community Health Systems, Inc.         1995        $ 11,407      $ 1,238      2005
  Cheraw, South Carolina
Cleveland Regional Medical Center     Community Health Systems, Inc.         1994           8,300          812      2003
  Cleveland, Texas
Desert Valley Hospital                PrimeCare International, Inc.          1994          26,405        2,895      2004
  Victorville, California
Frye Regional Medical Center          Tenet Healthcare Corporation           1987          45,449        5,265      1999
  Hickory, North Carolina
Irvine Medical Center                 Tenet Healthcare Corporation           1991          75,000       10,057      2004
  Irvine, California
Kendall Regional Medical Center       Columbia/HCA Healthcare Corporation    1987          69,012        7,884      1999
  Miami, Florida
Lucy Lee Hospital                     Tenet Healthcare Corporation           1987          23,566        2,731      1999
  Poplar Bluff, Missouri
Marlboro Park Hospital                Community Health Systems, Inc.         1995           7,793          845      2005
  Bennettsville, South Carolina
North Fulton Regional Hospital        Tenet Healthcare Corporation           1987          46,191        5,471      1999
  Roswell, Georgia
Palm Beach Gardens Medical Center     Tenet Healthcare Corporation           1987          45,648        5,283      1999
  Palm Beach Gardens, Florida
Pioneer Valley Hospital               Paracelsus Healthcare Corporation      1996          49,466        7,024      2004
  West Valley City, Utah
Shannon Health System,                Shannon Health System                  1991          16,452        1,478      2001
  St. John's Campus
  San Angelo, Texas
Tarzana Regional Medical Center       Tenet Healthcare Corporation           1987          73,700        8,308      2004
  Tarzana, California
                                                                                         --------      -------
        Total Acute Care Hospitals                                                        498,389       59,291
                                                                                         --------      -------
REHABILITATION HOSPITALS
HCA Wesley Rehabilitation             Horizon/CMS Healthcare Corporation     1992          14,597        1,615      2002
  Hospital
  Wichita, Kansas
MountainView Regional                 HealthSouth Corporation                1991          11,718        1,358      2001
  Rehabilitation Hospital
  Morgantown, West Virginia
Northwest Arkansas                    Horizon/CMS Healthcare Corporation     1991           9,086        1,064      2001
  Rehabilitation Hospital
  Fayetteville, Arkansas
                                                                                         --------      -------
        Total Rehabilitation Hospitals                                                     35,401        4,037
                                                                                         --------      -------
ASSISTED LIVING FACILITIES
Cambria Lodge                         Emeritus Corporation                   1996           5,182          544      2006
  El Paso, Texas
Garrison Creek Lodge                  Emeritus Corporation                   1996           5,648          593      2006
  Walla Walla, Washington
Sherwood Place                        Emeritus Corporation                   1996           5,034          528      2006
  Odessa, Texas
Summer Wind Residence                 Emeritus Corporation                   1995           3,000          315      2005
  Boise, Idaho
                                                                                         --------      -------
        Total Assisted Living Facilities                                                   18,864        1,980
                                                                                         --------      -------

                                                                             YEAR                      ANNUAL      INITIAL
                                                                           ACQUIRED/       TOTAL        BASE        TERM
       DESCRIPTION & LOCATION                      OPERATOR                 FUNDED     INVESTMENT(1)   RENT(2)   OF LEASE(3)
       ----------------------                      --------                ---------   -------------   -------   -----------
                                                                                        (DOLLARS IN THOUSANDS)
LONG-TERM ACUTE CARE HOSPITAL
Comprehensive Care Hospital           Spectrum Comprehensive Care, Inc.      1996           6,200          620      2007
  of Amarillo(4)                                                                         --------      -------
  Amarillo, Texas

SKILLED NURSING FACILITIES
Arkansas Manor Nursing Home           Unison HealthCare Corporation          1995           4,066          406      2005
  Denver, Colorado
Cornerstone Care Center               Unison HealthCare Corporation          1995           4,856          485      2005
  Lakewood, Colorado
Douglas Manor                         Unison HealthCare Corporation          1995           2,621          254      2005
  Douglas, Arizona
Safford Care Center                   Unison HealthCare Corporation          1995           4,934          478      2005
  Safford, Arizona
                                                                                         --------      -------
        Total Skilled Nursing Facilities                                                   16,477        1,623
                                                                                         --------      -------
MEDICAL OFFICE BUILDING
Walsh Medical Arts Center             CDM/WestMar                            1994           8,800          984      2003
  Murrieta, California                                                                   --------      -------

ALZHEIMER'S CARE FACILITIES
Pinehaven I Alzheimer's Community     Autumn Hills(5)                        1995           3,700          353      2005
  Houston, Texas
Pinehaven II Alzheimer's Community    Autumn Hills(5)                        1996           4,024          423      2007
  Sugar Land, Texas
                                                                                         --------      -------
        Total Alzheimer's Care Facilities                                                   7,724          776
                                                                                         --------      -------
          CORE GROUP PORTFOLIO TOTAL                                                     $591,855      $69,311
                                                                                         ========      =======

---------------

(1) Reflects gross investment, except for facilities under construction, for which the Company's total investment commitment is reflected.

(2) Reflects contract rate of annual base rent received or estimated to be received upon completion of construction.
(3) Each lease provides the lessee with renewal options to extend the term of the lease beyond the primary term.

(4) Currently under construction.

(5) Autumn Hills is the operator of these facilities. MQ Development I, L.P. is the lessee of Pinehaven I and MQ Development II, L.P. is the lessee of Pinehaven II.

     See the Notes to the Consolidated Financial Statements, the Notes to the Core Group Combined Financial Statements and Schedule III -- Real Estate and Accumulated Depreciation included in this Annual Report on Form 10-K for additional information regarding the Core Group Facilities and for the carrying value and accumulated depreciation of the Core Group Facilities.

THE PSYCHIATRIC GROUP

     The Psychiatric Group's portfolio of psychiatric hospital investments consists of three psychiatric hospitals owned by the Company and two mortgage loans secured by psychiatric hospitals (the "Psychiatric Hospitals"). As of December 31, 1996, the net book value of the Psychiatric Group total assets was $63.3 million. Of the Psychiatric Group's real estate assets at that date, 35% in net book value were held in fee and 65% in net book value were held as mortgages.

     The Psychiatric Hospitals provide a wide range of inpatient and outpatient care for children, adolescents and adults, including specialized care relating to eating disorders, substance abuse and psychiatric illness. Fundamental changes in the psychiatric industry in recent years have reduced the operating cash flow at the

Psychiatric Hospitals. These changes have had, and may continue to have, an adverse effect on the results of operations of the Psychiatric Hospital operators and borrowers. As a result, certain of the Psychiatric Hospital operators have had, and may continue to have, difficulty meeting their payment obligations to the Psychiatric Group. See "Management's Discussion and Analysis of Psychiatric Group Combined Financial Condition and Results of
Operations -- Operating Results -- Future Operating Results" included elsewhere herein.

     The following is a listing of the current Psychiatric Group portfolio of investments as of March 1, 1997.

                          PSYCHIATRIC GROUP HOSPITALS

                                                    YEAR                        ANNUAL      INITIAL TERM
                                                  ACQUIRED/       TOTAL       BASE RENT/     OF LEASE/
   DESCRIPTION & LOCATION          OPERATOR        FUNDED     INVESTMENT(1)   INTEREST(2)   MORTGAGE(3)
   ----------------------          --------       ---------   -------------   -----------   ------------
                                                                  (DOLLARS IN THOUSANDS)
Four Winds Psychiatric         Four Winds, Inc.     1988         $27,600         $3,808         2002
  Hospital(4)
  Katonah, New York
Four Winds Psychiatric         FW of Saratoga,      1989          18,126          2,248         1999
  Hospital(4)                    Inc.
  Saratoga Springs, New York
Less: Mortgage note                                               (7,950)
  receivable impairment
  reserve
Northpointe Behavioral Health  Quorum Health        1990           6,523            600         2000
  System(5)(6)                   Resources, Inc.
  Tarpon Springs, Florida
The Retreat(5)(6)              Quorum Health        1990          11,934          1,100         2000
  Sunrise, Florida               Resources, Inc.
Rock Creek Center(6)           DHP, L.P.            1989           6,505          1,000         1997
  Lemont, Illinois
                                                                 -------         ------
Total Psychiatric Hospitals                                      $62,738         $8,756
                                                                 =======         ======

---------------
(1) Reflects gross investment less write-downs.

(2) Reflects contract rate of annual base rent or interest.

(3) Each lease and mortgage provides the lessee or borrower with renewal options to extend the term of the lease or mortgage beyond the primary term.

(4) Investment held in the form of a mortgage rather than owned by the Company.

(5) Quorum is the operator of these facilities. The Anclote Psychiatric Hospital, Ltd. is the lessee of Northpointe Behavioral Health System and The Retreat Psychiatric Hospital, Ltd. is the lessee of The Retreat.

(6) Actual base rent received for the year ended December 31, 1996 for Northpointe Behavioral Health System, The Retreat and Rock Creek Center was $200,000, $1,100,000 and $667,000, respectively. See "Management's
    Discussion and Analysis of Psychiatric Group Combined Financial Condition and Results of Operations" included elsewhere herein.

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

LEASES AND MORTGAGE LOANS

     The Company owns the 13 Acute Care Hospitals, three of the Psychiatric Hospitals, the three Rehabilitation Hospitals, the four Assisted Living Facilities, one Long-Term Acute Care Hospital (currently under construction), the four Skilled Nursing Facilities, a medical office building and the two Alzheimer's

Care Facilities which are collectively referred to herein as the "Leased Properties" or individually as a "Leased Property".

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

     The obligations under the leases are generally guaranteed by the parent corporation of the lessee, if the lessee is a subsidiary, or have some other form of credit enhancement such as a letter of credit or a security deposit. Certain of the Company's leases are with subsidiaries of the operators described above and are non-recourse to such operators. Approximately 66% of the Company's property revenues for the year ended December 31, 1996 were secured by corporate guarantees. Also, as of December 31, 1996, letters of credit from commercial banks and cash deposits aggregating $20.5 million were available to the Company as security for lease and construction development obligations.

     The leases are on a "triple net" basis, and the lessee is responsible thereunder for all additional charges, including every fine, penalty, interest and cost that may be levied for non-payment or late payment thereof, for taxes, assessments, levies, fees, water and sewer rents and charges, all governmental charges with respect to the Leased Property and all utility and other charges incurred in the operation of the Leased Property. Each lessee is required, at its expense, to maintain the Leased Property in good order and repair. The Company is not required to repair, rebuild or maintain the Leased Properties.

  Core Group Facilities

     Acute Care Hospitals. The Acute Care Hospital leases provide for a fixed term of ten to 17 years and one or more renewal options of from five to ten years each. In addition to monthly base rent, all of the Acute Care Hospital leases provide for the quarterly payment of additional rent in an amount equal to (i) a specified percentage of the amount by which the gross revenues (as defined) attributable to the Leased Property for the year exceeded the gross revenues derived from such Leased Property during a specified base year ("Excess Gross Revenues") up to a designated dollar amount (the "Transition Amount"). Should the Transition Amount be reached in any year, additional rent is equal to a reduced percentage of the Excess Gross Revenues for the remainder of such year.

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

     Six of the Acute Care Hospitals are operated by subsidiaries of American Medical International, Inc. ("AMI"), a subsidiary of Tenet, under long-term leases with the Company, which comprised 55% of the Core Group's total revenues for the year ended December 31, 1996. AMI has guaranteed certain obligations of its subsidiaries under such leases and each such lease is cross-defaulted to the other AMI leases. Five of the AMI leases grant to AMI the option, exercisable on not less than six months nor more than 24 months notice, to purchase the Leased Property upon the expiration of any term of the lease at the Fair Market Value of the Leased Property at the expiration of said term. Four of these leases with purchase options expire in 1999 and one of such leases expires in 2004. For purposes of the second preceding sentence, "Fair Market Value" means the price that a willing buyer not compelled to buy would pay to a willing seller not compelled to sell for such property at the applicable expiration less the portion of such price attributable to capital additions paid for by AMI. The determination of such price will take into account (i) that the applicable lease is assumed not to be in effect on the Leased Property and (ii) that the seller of such Leased Property must pay for title insurance and closing costs.

     One of the other Acute Care Hospital leases provides the lessee with an option to purchase the property at the end of the term of the lease at the fair market value of the Leased Property. Three of the leases generally provide the lessee with an option to purchase the property at the end of the term of the lease at the greater of the fair market value (or some percentage thereof) or total investment cost (as defined). One of the leases provides the lessee with a purchase option, on or after the fifth anniversary of the lease, at the greater of fair market value or total investment cost (as defined). One of the leases provides the lessee with a purchase option during the term of the lease at a predetermined purchase price designed to provide the Company with a favorable total return on its investment. In addition, this lease provides the lessee with an option to purchase the property at the end of the term of the lease at the greater of 90% of the fair market value of the Leased Property or 125% of the total investment cost (as defined).

     Rehabilitation Hospitals. The Rehabilitation Hospital leases provide for an initial term of ten years and three renewal periods of five years each, except in the case of the MountainView Regional Rehabilitation Hospital lease, which provides for two renewal periods of ten years each and a third renewal period of up to fifteen years. In addition to monthly base rent, the Rehabilitation Hospital leases provide for the quarterly payment of additional rent in an amount equal to a specified percentage of Excess Gross Revenues. The Rehabilitation Hospital leases each grant to the operator the option to purchase the Rehabilitation Hospital upon expiration of any term of the lease at the greater of the fair market value of, or the Company's cost basis in, the Rehabilitation Hospital at the expiration of said term.

     Assisted Living Facilities. The Assisted Living Facility leases provide for a ten year initial term with six renewal periods of five years each. Each of the four Assisted Living Facilities is operated by an affiliate of Emeritus Corporation ("Emeritus") and all of the facilities are cross-defaulted. The Assisted Living Facility leases provide for monthly base rent plus additional rent payable quarterly in an amount equal to the sum of (i) the additional rent for the immediately preceding year and (ii) an amount equal to a specified percentage of the sum of base rent and additional rent payable for the immediately preceding year. The leases provide the tenant with the option to purchase the property at the end of the fixed term or at the end of any extended term at the greater of (i) fair market value minus the tenant's share of the appreciation amount (as defined) less the fair market value of any improvements funded by the tenant or (ii) the Company's total investment (as defined).

     Long-Term Acute Care Hospital. The Company has recently entered into an agreement with Spectrum Comprehensive Care, Inc. ("Spectrum") to provide construction financing for a facility in Amarillo, Texas. The Company will purchase the facility and enter into a ten-year lease with Spectrum upon its completion. The lease will provide for monthly payments of base rent along with quarterly payments of additional rent in an amount equal to four percent of Excess Gross Revenues. The participation rate in Excess Gross Revenues drops to one percent upon reaching a predetermined rate of return. The lease will provide the tenant with three renewal terms of ten years each and the option to purchase the property at the end of the fixed term or at the end of any extended term at the greater of (i) fair market value or (ii) the Company's total investment (as defined). The lease will be guaranteed by Spectrum.

     Skilled Nursing Facilities. The Skilled Nursing Facility leases provide for an initial term of ten years and three renewal periods of ten years each. Each of the four Skilled Nursing Facilities is operated by an affiliate of Unison Healthcare Group, Inc. (formerly Signature Health Care Corporation) ("Unison") and all of the facilities are cross-defaulted. Additionally, the obligations under each lease are guaranteed by Unison and an affiliate of Unison. The leases provide for a monthly base rent plus additional rent payable quarterly in an amount equal to the sum of (i) additional rent for the immediately preceding year and (ii) an amount equal to a specified percentage of the sum of base rent and additional rent payable for the immediately preceding year. Each of the Skilled Nursing Facility leases provides the tenant with an option to purchase the property at the end of the fixed term or the end of any extended term at the greater of fair market value or the total investment cost (as defined), provided that the option to purchase the property is simultaneously exercised on each of the four Skilled Nursing Facilities. The leases also provide the tenant with a right of first refusal to purchase the property on the same terms and conditions as received by and acceptable to the Company.

     Medical Office Building. The medical office building is master-leased for a seven-year remaining term to a partnership consisting of 22 physicians who are the primary tenants of the building.

     Alzheimer's Care Facilities. The Alzheimer's Care Facility leases provide for a ten-year initial term with three renewal periods of ten years each. The Alzheimer's Care Facility leases provide for monthly base rent plus additional rent payable quarterly in an amount equal to the sum of (i) additional rent for the immediately preceding year and (ii) an amount equal to a specified percentage of the sum of base rent and additional rent payable for the immediately preceding year. The leases provide the tenant with the option to purchase the property at the end of the fixed term or at the end of any extended term at a purchase price equal to the greater of the fair market value or total investment cost (as defined).

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

     The Company has made mortgage loans to two of the Psychiatric Hospitals. The two mortgage loans are secured by first mortgages and security interests in the two separate Psychiatric Hospitals. The two loans are also cross-collateralized. The two mortgage loans have an initial term of ten years with two optional ten-year extension terms. Pursuant to the terms of the mortgage loans, the Company may receive additional interest each year in an amount equal to a specified percentage of Excess Gross Revenues.

     Continuing challenges facing psychiatric hospitals have resulted in restructuring of the payment obligations of the operators of the Company's Psychiatric Hospitals during 1996, as well as significant write-downs of such investments in prior years. In addition, late in 1996 the owners of two of the Company's Psychiatric Hospitals in Florida, together with other operators of psychiatric hospitals in Florida, were named in a suit filed by several large insurance companies. The suit alleges wide-spread irregularities with respect to operations in 1994 and prior years. Adverse consequences from this lawsuit will likely have a negative impact on the Psychiatric Group's results of operations and cash flows as well as its quarterly dividend payment. The Company does not believe this litigation will have a material adverse effect on the financial condition or results of operations of the consolidated Company or the Core Group.

     For a fuller discussion of the restructuring of the Company's Psychiatric Group investments during 1996 and certain issues facing the operators of the Company's Psychiatric Group Facilities, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of
Operations -- Operating Results -- Future Operating Results" and "Management's Discussion and Analysis of Psychiatric Group Combined Financial Condition and Results of Operations -- Operating Results -- Future Operating Results" included elsewhere herein.

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

     Long-Term Acute Care Facilities. The development and operation of Long-Term Acute Care Hospitals (LTACs) are subject to federal, state and local licensure and certification laws which regulate, among other things, the services provided, distribution of pharmaceuticals, equipment, staffing requirements, operating policies, fire prevention and compliance with building codes. LTACs are designated long stay, acute hospitals by the Health Care Financing Administration (HCFA). Medicare payments for LTAC services are based on reasonable operating costs, subject to a per discharge limitation. In order to qualify for exemption from the prospective payment system, LTACs are required to maintain an average length of stay of at least 25 days.

     Skilled Nursing Facilities. Skilled nursing facilities are also subject to extensive federal, state and local legislation and regulation. Construction, acquisition or lease of Skilled nursing facilities may also be subject to certificate of need review. Skilled nursing facilities are subject to licensure requirements, and are surveyed on a regular basis to determine whether such facilities are in compliance with the requirements for participation in the Medicare and Medicaid programs. Medicare provides coverage for beneficiaries who require skilled nursing and certain related medical services, such as physical, occupational and speech therapy, pharmaceuticals, medical supplies and ancillary, diagnostic and other necessary services of the type provided by skilled nursing facilities. Medicare benefits are not available for patients requiring intermediate and custodial levels of care. In general, Medicare payments for skilled nursing services are based on the lesser of actual allowable routine, ancillary and capital costs or charges. All Medicare inpatient services are reimbursed at a tentative rate with final settlement determined after submission of annual cost reports and audits thereof by the Medicare fiscal intermediary. Although Medicaid programs vary from state to state, reimbursement rates are typically determined by the state from cost reports filed annually by each facility, on a prospective or retrospective basis. Under most state Medicaid programs, individual facilities are reimbursed on a prospective rate system, subject to retroactive adjustment. Under a prospective system, per diem rates are established based upon certain historical costs of providing services during the prior year, adjusted to reflect factors such as inflation and any additional services required to be performed. Providers must accept reimbursement from Medicaid as payment in full for the services rendered.

     Alzheimer's Care Facilities. Alzheimer's care facilities are classified as long-term care facilities and are reimbursed under the same payment arrangements as long-term care facilities to the extent that the operator elects to participate in the Medicare and Medicaid programs.

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

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

                   NAME                     AGE                    OFFICE
                   ----                     ---                    ------
Joseph P. Sullivan........................   54  Chairman of the Board of Directors,
                                                 President and Chief Executive Officer
Michael J. McGee..........................   41  Senior Vice President, Chief Financial
                                                 Officer and Treasurer
C. Gregory Schonert.......................   42  Senior Vice President and Chief
                                                 Development Officer
Thomas T. Schleck.........................   49  Senior Vice President, Chief Investment
                                                 Officer and Secretary

     JOSEPH P. SULLIVAN -- Mr. Sullivan was elected President and Chief Executive Officer of the Company and a member of the Board of Directors effective February 11, 1993. Mr. Sullivan was elected Chairman of the Board of Directors in November 1996. Prior to that, Mr. Sullivan spent 20 years with Goldman, Sachs & Co. where he had overall investment banking responsibility for numerous companies in the health care field.

     MICHAEL J. MCGEE -- Mr. McGee has been Senior Vice President and Chief Financial Officer of the Company since January 1996, has served as Treasurer of the Company since August 1995 and has served as Controller of the Company since November 1989. Mr. McGee was a certified public accountant with Arthur Andersen LLP from 1977 to November 1989.

     C. GREGORY SCHONERT -- Mr. Schonert has been Senior Vice President and Chief Development Officer of the Company since April 1988. Prior to that Mr. Schonert was Assistance Administrator of Marketing and Planning at St. Joseph's Hospital, Houston, Texas from February 1987. From September 1985 until February 1987, Mr. Schonert was a Manager in the Corporate Development Department of AMI.

     THOMAS T. SCHLECK -- Mr. Schleck has been the Senior Vice President and Chief Investment Officer of the Company since April 1996 and Secretary since May 1996. Prior to that Mr. Schleck was a Managing Director/Partner of Covington Group, LC from July 1994 to April 1996, and from October 1988 to May 1994 he was Chief Financial Officer and Treasurer of EPIC Healthcare Group, Inc. From March 1982 to October 1988, Mr. Schleck was Corporate Vice President/Treasurer of AMI, and prior to that, he held various positions in health care lending with Bank of America NT&SA from June 1970 to March 1982.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S VOTING STOCK AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of American Health Properties, Inc. is traded on The New York Stock Exchange ("NYSE") under the trading symbol "AHE." The Psychiatric Group Depositary Shares of American Health Properties, Inc. are traded on the NASDAQ National Market System ("NASDAQ") under the trading symbol "AHEPZ." The table below shows the reported high and low sales prices (i) for the Company's Common Stock as reported by the NYSE Composite Tape for the last two fiscal years and the cash dividends declared per share with respect to such periods, and (ii) for the Company's Psychiatric Group Depositary Shares as reported by NASDAQ for the last two fiscal years and the cash dividends declared per share with respect to such periods.

                                                                  PSYCHIATRIC GROUP DEPOSITARY
                                           COMMON STOCK                      SHARES
                                     -------------------------    ----------------------------
                                                     DIVIDENDS                      DIVIDENDS
              QUARTER                HIGH    LOW     DECLARED     HIGH      LOW      DECLARED
              -------                ----    ----    ---------    -----    -----    ----------
1996
4th................................  $24 3/8 $21 1/8  $.5250       $16 5/8  $14        $.80
3rd................................   23 1/8  20 5/8   .5050        16 1/8   12 3/4     .65
2nd................................   22 3/4  20 1/2   .5050        17 1/2   14 1/4     .65
1st................................   23 7/8  21 1/2   .5050        17 1/2   14 1/4     .70

1995
4th................................  $21 3/4 $19 3/4  $.5050       $17      $12 3/8    $.80
3rd(1).............................   23 1/4  20 1/4   .4950        21       15 1/2     .80
2nd(1).............................   22 1/8  19 5/8   .4950       N/A      N/A         .80
1st................................   22 1/8  19 3/8   .5750       N/A      N/A         N/A

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

     As of March 13, 1997, the reported high and low sales prices (i) for the Company's Common Stock for 1997 were $26 and $22 7/8, respectively, and (ii) for the Company's Psychiatric Group Depositary Shares for 1997 were $19 1/2 and
$15 1/2, respectively. As of March 13, 1997, there were approximately (i) 4,303 holders of record and 23,455,027 shares outstanding of the Company's Common Stock, and (ii) 3,477 holders of record and 2,083,931 shares outstanding of the Company's Psychiatric Group Depositary Shares.

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

     Dividends on the Common Stock and the Psychiatric Group Stock will be limited to the available dividend amount attributable to the Core Group and the Psychiatric Group, respectively. The available dividend amount is similar to the amount that would be legally available under Delaware law for the payment of dividends by the Core Group or the Psychiatric Group, as the case may be, if such Group were a separate Delaware corporation. There can be no assurance that there will be an available dividend amount with respect to either Group. As of December 31, 1996, the available dividend amount attributable to the Core Group and the Psychiatric Group as of that date was at least $296.9 million and $48 million, respectively. All dividends on Common Stock will be deemed to be out of the Core Group's funds and all dividends on Psychiatric Group Stock will be deemed to be out of the Psychiatric Group's funds.

     Dividends on the Common Stock and Psychiatric Group Stock will be further limited to the amount of funds of the Company legally available under Delaware law for the payment of dividends by the Company on its capital stock. As of December 31, 1996, the funds of the Company legally available for the payment of dividends would have been at least $344.9 million. Payments of dividends on either the Common Stock or the Psychiatric Group Stock will decrease the amount of funds legally available for the payment of dividends on both the Common Stock and the Psychiatric Group Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     Set forth below for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 is (a) selected consolidated financial data with respect to the Company,
(b) selected combined financial data for the Core Group, and (c) selected combined financial data for the Psychiatric Group. The selected financial data should be read in conjunction with the Consolidated, Core Group Combined and Psychiatric Group Combined Financial Statements and accompanying Notes included elsewhere herein.

                                                            CONSOLIDATED
                                                      YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1996        1995        1994        1993        1992
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
Revenues............................  $ 88,924    $ 91,230    $ 87,027    $ 81,523    $ 82,079
Net income (loss)(1)(2).............  $ 44,379    $ 42,381    $  9,693    $ 50,987    $ (6,317)
Cash flows from operating
  activities........................  $ 61,241    $ 57,471    $ 54,984    $ 45,884    $ 43,486
Dividends declared..................  $ 53,681    $ 50,769    $ 47,982    $ 44,766    $ 45,747
Total assets........................  $577,882    $586,316    $579,503    $614,453    $566,394
Total debt..........................  $207,101    $207,378    $245,663    $245,423    $286,859
Stockholders' equity................  $345,139    $353,060    $307,501    $343,303    $255,349

                                                             CORE GROUP
                                                      YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1996        1995        1994        1993        1992
                                      --------    --------    --------    --------    --------
                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues............................  $ 81,429    $ 82,913    $ 75,680    $ 73,036    $ 75,962
Net income(1).......................  $ 38,800    $ 36,107    $ 32,548    $ 48,616    $ 36,194
Net income per common share(1)(3)...  $   1.65    $   1.69    $   1.56    $   2.58    $   2.10
Weighted average common shares
  outstanding(3)....................    23,518      21,405      20,856      18,843      17,247
Cash flows from operating
  activities........................  $ 54,841    $ 50,413    $ 46,258    $ 41,276    $ 38,799
Dividends declared..................  $ 47,845    $ 44,095    $ 39,303    $ 38,078    $ 40,936
Dividends declared per common
  share(3)..........................  $   2.04    $   1.99    $   1.88    $   1.91    $   2.36
Total assets........................  $527,979    $536,199    $528,686    $532,461    $522,127
Total attributed debt...............  $207,101    $207,378    $245,663    $245,423    $286,859
Total attributed equity.............  $297,176    $304,947    $259,199    $263,832    $213,230

                                                         PSYCHIATRIC GROUP
                                                      YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1996        1995        1994        1993        1992
                                      --------    --------    --------    --------    --------
                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues............................  $  9,174    $ 10,346    $ 15,388    $ 15,317    $ 15,163
Net income (loss)(2)................  $  5,579    $  6,274    $(22,855)   $  2,371    $(42,511)
Net income (loss) per depositary
  share(2)(3).......................  $   2.67    $   3.00    $ (10.96)   $   1.26    $ (24.64)
Weighted average depositary shares
  outstanding(3)....................     2,093       2,091       2,086       1,884       1,725
Cash flows from operating
  activities........................  $  6,400    $  7,058    $  8,726    $  4,608    $  4,687
Dividends declared..................  $  5,836    $  6,674    $  8,679    $  6,688    $  4,811
Dividends declared per depositary
  share(3)..........................  $   2.80    $   3.20    $   4.16    $   3.36    $   2.78
Total assets........................  $ 63,261    $ 64,555    $ 80,245    $116,820    $116,188
Total attributed debt...............  $ 13,358    $ 14,438    $ 29,428    $ 34,828    $ 71,921
Total attributed equity.............  $ 47,963    $ 48,113    $ 48,302    $ 79,471    $ 42,119

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

     Factors Regarding Future Results and Forward-Looking Statements Statements that are not historical facts contained in management's discussion and analysis of financial condition and results of operations are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: the financial success of the operations conducted at the Company's facilities and the financial strength of the operators of such facilities, the continuing ability of operators to meet their obligations to the Company under existing or restructured agreements, changes in operators or ownership of operators, changes in government policy relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third party payors, lower occupancy levels at the Company's facilities, the strength and financial resources of the Company's competitors, the availability and cost of capital, the Company's ability to make additional real estate investments at attractive yields and changes in tax laws and regulations affecting real estate investment trusts. For a further discussion of such factors, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Future Operating Results" herein.

     Distribution of Psychiatric Group Depositary Shares On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its common stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of common stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock. The Distribution was designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care, rehabilitation and longterm acute care hospitals, skilled nursing, assisted living and Alzheimer's care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. In connection with the Distribution, the Company directly assigned or, if not directly assigned, allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Core Group. However, the change in the capital structure of the Company effected by the Distribution does not affect the respective legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

OPERATING RESULTS

  1996 Compared to 1995

     In 1996, the Company reported net income of $44,379,000 compared with net income of $42,381,000 in 1995. Net income in 1995 included a $2,652,000 premium from the prepayment of a mortgage loan and reflects $300,000 of additional costs related to the Distribution. See the Consolidated Statements of Operations for the comparative gross and per share amounts of net income attributable to the Core Group Common Stock and the Psychiatric Group Depositary Shares.

     Rental income was $69,488,000 in 1996, an increase of $1,695,000 or 3% from $67,793,000 in 1995. This net increase was primarily attributable to rental income from new properties acquired subsequent to the first quarter of 1995, which was partially offset by a reduction in rental income due to the sale of two psychiatric properties during the first quarter of 1995 and the nonpayment of $734,000 of rent by two psychiatric operators during 1996. The net property additions also resulted in a net increase in depreciation and amortization of $639,000 or 4% to $15,016,000 in 1996 compared with $14,377,000 in 1995.

     Mortgage interest income was $5,980,000 in 1996, a decrease of $752,000 or 11% from $6,732,000 in 1995. This net decrease was primarily attributable to the payoff of a mortgage loan on a hospital located in Austin, Texas in October 1995.

     Additional rental and interest income was $12,342,000 in 1996, an increase of $1,217,000 or 11% from $11,125,000 in 1995. This positive variation was primarily attributable to increased additional rent from the Company's six original acute care properties.

     Other interest income decreased $4,466,000 or 80% to $1,114,000 in 1996 from $5,580,000 in 1995. Other interest income in 1995 included approximately $1,500,000 of interest on a construction loan that subsequently converted to a mortgage loan in the third quarter of 1995. In addition, this variation was due to a lower average balance of borrowings outstanding under revolving credit facilities provided to psychiatric hospital operators, the nonpayment of $182,000 of interest by a psychiatric operator during 1996, and a lower average balance of direct financing leases, partially offset by higher investable cash balances.

     Interest expense was $21,842,000 in 1996, a decrease of $5,215,000 or 19% from $27,057,000 in 1995. Interest expense decreased as a result of the $24 million, $29 million and $20 million senior notes maturities in May 1995, May 1996 and September 1996, respectively, lower average bank loan borrowings during 1996 and an increase in capitalized interest in 1996 compared to 1995.

     General and administrative expenses were $7,471,000 in 1996, an increase of $632,000 or 9% from $6,839,000 in 1995. This increase was primarily attributable to higher shareholder reporting costs as a result of the Distribution, higher financial advisory services provided primarily by an investment banking firm which included supplemental monitoring of the performance of the Company's psychiatric properties and assistance in addressing operational and cash flow difficulties of certain operators of the psychiatric properties and higher travel and legal costs. In addition, stock incentive expense was lower in 1995 due to the reversal of a significant amount of such expense upon termination of two officers.

     The $300,000 of targeted stock issuance costs in 1995 was an additional accrual made in the second quarter of 1995 to reflect the increased costs of the Distribution. The increased costs primarily reflected higher legal and accounting fees and printing and shipping costs as a result of the extended filing period.

  1995 Compared to 1994

     In 1995, the Company reported net income of $42,381,000 compared with net income of $9,693,000 in 1994. Net income in 1994 reflects a write-down of psychiatric real estate investments of $30,000,000 as a result of accelerating negative trends in the psychiatric industry, and net income in 1995 reflects a reduction in income due to the sale of three psychiatric properties and the lease restructurings of two psychiatric investments subsequent to September 1994. Net income in 1995 included a $2,652,000 premium from the prepayment of a mortgage loan while net income in 1994 included $710,000 of fee income related to the prepayment of a construction loan. Net income for 1995 and 1994 reflect costs related to the Distribution of $300,000 and $1,450,000, respectively. See the Consolidated Statements of Operations for the comparative gross and per share amounts of net income or loss attributable to the Core Group Common Stock and the Psychiatric Group Depositary Shares.

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

  Future Operating Results

     The operators of most of the Company's facilities derive a substantial percentage of their total revenues from federal and state health care programs such as Medicare and Medicaid and from other third-party payors such as private insurance companies, self-insured employers and health maintenance organizations. Such operators also are subject to extensive federal, state and local government regulation relating to their operations, and the Company's facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with mandated procedures, licensure requirements under state law and certification standards under the Medicare and Medicaid programs. A reduction in reimbursement levels under the Medicare or Medicaid programs, a reduction in reimbursement by other third-party payors or an operator's failure to maintain its certification under Medicare or Medicaid programs could adversely affect revenues to the Company's facilities.

     The nature of health care delivery in the United States continues to undergo change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed by both Houses of Congress. These plans have generally included revisions to and limits on Medicare and federal programs providing Medicaid reimbursement to state health care programs and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Company's Board and management are monitoring potential changes closely. The Company believes that these potential changes may pose risks for certain institutions that are unwilling or unable to respond. At the same time, the Company believes that this changing health care environment will provide the Core Group with new opportunities for investment.

     The ongoing changes in the health care industry include trends toward shorter lengths of hospital stay, increased use of outpatient services, increased federal, state and third-party oversight of health care company operations and business practices, and increased demand for discounted or capitated health care services (delivery of services at a fixed price per capita basis to a defined group of covered parties). Furthermore, federal, state and third-party payors continue to propose and adopt various cost containment measures that restrict the scope of reimbursable health care services and limit increases in reimbursement rates for such services. Payors also are continuing to aggressively enforce compliance with program requirements and to pursue providers that they believe have not complied with such requirements. Outpatient business is expected to increase as advances in medical technologies allow more procedures to be performed on an outpatient basis and as payors continue to direct more patients from inpatient care to outpatient care. In addition, the entrance of insurance companies into managed care programs is accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of health care services that are reimbursed under the Medicare and Medicaid programs continues to increase as the population ages and as states expand their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength. As a result of the foregoing, the revenues and margins may decrease at the Company's facilities.

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

     Fundamental changes in the psychiatric industry continue to negatively impact the facility-specific operating cash flow at the Company's psychiatric properties. Institutions responsible for providing insurance coverage to patients who use inpatient psychiatric treatment services have directed efforts toward decreasing their payments for such services, thereby reducing hospital operating revenues. Although the operators of the psychiatric hospitals are responding by increasing case management, developing lower cost outpatient and daypatient programs and reducing operating costs, their efforts are generally not consistently mitigating the negative impact of these fundamental psychiatric industry changes. As a result, certain of the psychiatric hospital operators have not met their contractual payment obligations to the Company as scheduled and there can be no assurance that psychiatric hospital operators will be able to meet such payment obligations in the future. The Company has in the past, restructured obligations and written down its investments in certain psychiatric facilities, and has consented, in certain circumstances, to the release or modification of some of the related credit enhancements.

     The Company currently is providing financing under revolving credit agreements to the operators of three of its psychiatric hospitals which are the primary source of financing for these operators' operating and capital needs. As of March 19, 1997, outstanding borrowings under such agreements totaled $4,225,000, and the Company has committed to fund an additional $1,475,000 of borrowings upon request, subject to certain conditions. To the extent the psychiatric hospitals have increased working capital needs in the future, the Company may be the only source of such financing.

     Although management currently believes that the recorded investments in the psychiatric hospitals are realizable, if the psychiatric operators are unable to successfully adapt to the fundamental ongoing changes in the psychiatric industry and consistently mitigate the negative impact of such changes on their financial performance, the Company may be required to further restructure payment obligations, identify and pursue alternative uses for the properties and/or make additional write-downs of the value of its investments in the psychiatric hospitals. The Company does not intend to make new investments in the psychiatric sector, and over time, may sell, restructure or seek other means to reduce its investments in the psychiatric sector. The Psychiatric Group Depositary Shares were distributed in July 1995 in an effort to effectively separate the economic attributes of the Company's psychiatric investments (the Psychiatric Group) from its core investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living and Alzheimer's care facilities and a medical office building (the Core Group).

     The dividend on the Company's Psychiatric Group Depositary Shares is determined each quarter based upon the operating results of the Company's Psychiatric Group. Any significant advance of additional funds to psychiatric hospital operators, modification of terms covering the rental or interest obligations of its psychiatric properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Company's Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares. The nonpayment and deferral of rental and interest obligations of two operators in 1996 was responsible for the reduction in the quarterly dividend on Psychiatric Group Depositary Shares from $.80 per share in the fourth quarter of 1995 to $.70 per share in the first quarter of 1996 and $.65 per share in the second and third quarters of 1996. Although the quarterly dividend on Psychiatric Group Depositary Shares was increased to $.80 per share in the fourth quarter of 1996, there can be no assurance that the quarterly dividend will not be reduced in the future.

     The future operating results of the Company will be affected by additional factors including the amount, timing and yield of additional real estate investments and the competition for such investments. Operating results also will be affected by the availability and terms of the Company's future equity and debt financing. The Company's financing strategy to facilitate future growth includes objectives to reduce its cost of capital over time and enhance its liquidity and financial flexibility. The Company believes that the distribution of the Psychiatric Group Depositary Shares in 1995 facilitated achievement of these objectives. Subsequent to the Distribution, the Company raised $50.3 million of additional equity for the Core Group in October 1995 through the sale of 2.5 million shares of its Core Group Common Stock and in December 1995, closed on a new $150 million unsecured revolving credit facility with improved pricing and terms. In January 1997, the Company completed its first public debt offering, selling $220 million of unsecured senior notes at a weighted average effective interest rate of approximately 7.56%. The Company used a portion of the proceeds of this offering to prepay $152 million of 11.03% private placement debt in February 1997 prior to its scheduled maturity, incurring an extraordinary charge in the first quarter of 1997 of $11.4 million consisting of a make-whole premium and other costs related to the prepayment.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 19, 1997, the Company had remaining commitments to fund real estate projects under construction of approximately $4 million. In addition, the Company had agreed to provide real estate financing to three different operators aggregating approximately $81 million. Of this amount, approximately $46 million has been committed to five assisted living and two skilled nursing projects to be constructed over the next fifteen months and $4.4 million has been committed to the financing of an existing long-term acute care hospital within the next two months. The remaining $30.6 million of financing has not been committed to specific acquisitions or projects. Aggregate unfunded commitments under revolving credit agreements provided to psychiatric hospital operators totaled $1.5 million as of March 19, 1997.

     The Company has continued to increase its liquidity and enhance its financial flexibility. In October 1995, the Company received $29.15 million as proceeds from the payoff of its interest in a mortgage loan and completed an offering of 2.5 million additional shares of Core Group Common Stock resulting in net proceeds of $50.3 million. In December 1995, the Company closed on a new $150 million unsecured revolving credit facility which matures on December 27, 1998. In January 1997, the Company completed a $220 million public unsecured debt offering, issuing $100 million of five-year senior notes and $120 million of ten-year senior notes. The Company used the net proceeds to pay off all outstanding borrowings under its $150 million bank facility at the time and to prepay all of its $152 million of outstanding private placement debt in late February 1997. As of March 19, 1997, the Company had no outstanding borrowings under its revolving credit facility and had $3.4 million in cash and short-term investments. The Company's total indebtedness as of March 19, 1997 was $225.6 million. The Company will utilize its revolving credit facility to fund future acquisitions and its other commitments. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company's unsecured publicly-traded senior debt carries investment grade ratings from Duff & Phelps Credit Rating Co. (BBB-), Moody's Investors Service (Baa3) and Standard & Poor's (BBB-). The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

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

     Factors Regarding Future Results and Forward-Looking Statements Statements that are not historical facts contained in management's discussion and analysis of financial condition and results of operations are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: the financial success of the operations conducted at the Core Group's facilities and the financial strength of the operators of such facilities, the continuing ability of operators to meet their obligations to the Core Group under existing agreements, changes in operators or ownership of operators, changes in government policy relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third party payors, lower occupancy levels at the Core Group's facilities, the strength and financial resources of the Core Group's competitors, the availability and cost of capital, the Core Group's ability to make additional real estate investments at attractive yields and changes in tax laws and regulations affecting real estate investment trusts. For a further discussion of such factors, see "Management's Discussion and Analysis of Core Group Combined Financial Condition and Results of Operations -- Future Operating Results" herein.

OPERATING RESULTS

  1996 Compared to 1995

     In 1996, the Core Group reported net income of $38,800,000 or $1.65 per share, an increase of $2,693,000 or 7% compared with net income of $36,107,000 or $1.69 per share in 1995. Net income in 1995 included a premium of $2,652,000 or $.12 per share from the prepayment of a mortgage loan.

     Rental income was $67,499,000 in 1996, an increase of $2,759,000 or 4% from $64,740,000 in 1995. This increase was primarily attributable to rental income from new properties acquired subsequent to the first quarter of 1995. These property additions also resulted in an increase in depreciation and amortization of $697,000 or 5% to $14,272,000 in 1996 compared with $13,575,000 in 1995.

     The Core Group had no mortgage interest income in 1996 compared to $845,000 in 1995 as a result of the payoff of a mortgage loan on a hospital located in Austin, Texas in October 1995.

     Additional rental income was $11,530,000 in 1996, an increase of $1,125,000 or 11% from $10,405,000 in 1995. This positive variation was primarily attributable to increased additional rent from the Core Group's six original acute care properties.

     Other interest income decreased $4,173,000 or 85% to $721,000 in 1996 from $4,894,000 in 1995. Other interest income in 1995 included approximately $1,500,000 of interest on a construction loan that subsequently converted to a mortgage loan in the third quarter of 1995. In addition, this variation was due to a lower average balance of direct financing leases and higher investable cash balances during 1996 compared with 1995.

     Interest income on inter-Group loans to the Psychiatric Group was $1,679,000 in 1996, a decrease of $350,000 or 17% from $2,029,000 in 1995. This decrease reflects a lower average balance outstanding on loans to the Psychiatric Group, which was primarily attributable to $15,150,000 of repayments by the Psychiatric Group from the proceeds of asset sales and the paydown of borrowings under revolving credit agreements provided to Psychiatric Group hospital operators during the first quarter of 1995.

     Interest expense was $21,842,000 in 1996, a decrease of $5,215,000 or 19% from $27,057,000 in 1995. Interest expense decreased as a result of the $24 million, $29 million and $20 million senior notes maturities in

May 1995, May 1996 and September 1996, respectively, lower average bank loan borrowings during 1996 and an increase in capitalized interest in 1996 compared to 1995.

     General and administrative expenses were $6,299,000 in 1996, an increase of $401,000 or 7% from $5,898,000 in 1995. This variation was attributable to an increase in the Company's consolidated general and administrative expenses which are allocated between the Core Group and Psychiatric Group primarily based on revenues, and an increase in Core Group revenues relative to the Company's consolidated revenues. The increase in the Company's consolidated general and administrative expenses affecting the Core Group was primarily attributable to higher shareholder reporting costs as a result of the Distribution and higher travel and legal costs. In addition, stock incentive expense was lower in 1995 due to the reversal of a significant amount of such expense upon termination of two officers.

  1995 Compared to 1994

     In 1995, the Core Group reported net income of $36,107,000 or $1.69 per share compared with net income of $32,548,000 or $1.56 per share in 1994. Net income in 1995 included a premium of $2,652,000 or $.12 per share from the prepayment of a mortgage loan while net income in 1994 included fee income of $710,000 or $.03 per share related to the prepayment of a construction loan.

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

  Future Operating Results

     The operators of most of the Company's facilities derive a substantial percentage of their total revenues from federal and state health care programs such as Medicare and Medicaid and from other third-party payors such as private insurance companies, self-insured employers and health maintenance organizations. Such operators also are subject to extensive federal, state and local government regulation relating to their operations, and the Company's facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with mandated procedures, licensure requirements under state law and certification standards under the Medicare and Medicaid programs. A reduction in reimbursement levels under the Medicare or Medicaid programs, a reduction in reimbursement by other third-party payors or an operator's failure to maintain its certification under Medicare or Medicaid programs could adversely affect revenues to the Company's facilities.

     The nature of health care delivery in the United States continues to undergo change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed by both Houses of Congress. These plans have generally included revisions to and limits on Medicare and federal programs providing Medicaid reimbursement to state health care programs and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Company's Board and management are monitoring potential changes closely. The Company believes that these potential changes may pose risks for certain institutions that are unwilling or unable to respond. At the same time, the Company believes that this changing health care environment will provide the Core Group with new opportunities for investment.

     The ongoing changes in the health care industry include trends toward shorter lengths of hospital stay, increased use of outpatient services, increased federal, state and third-party oversight of health care company operations and business practices, and increased demand for discounted or capitated health care services (delivery of services at a fixed price per capita basis to a defined group of covered parties). Furthermore, federal, state and third-party payors continue to propose and adopt various cost containment measures that restrict the scope of reimbursable health care services and limit increases in reimbursement rates for such services. Payors also are continuing to aggressively enforce compliance with program requirements and to pursue providers that they believe have not complied with such requirements. Outpatient business is expected to increase as advances in medical technologies allow more procedures to be performed on an outpatient basis and as payors continue to direct more patients from inpatient care to outpatient care. In addition, the entrance of insurance companies into managed care programs is accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of health care services that are reimbursed under the Medicare and Medicaid programs continues to increase as the population ages and as states expand their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength. As a result of the foregoing, the revenues and margins may decrease at the Core Group's facilities.

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

     The Core Group's future operating results could be affected by the operating performance of the Core Group's lessees and borrowers. The rental and interest obligations of its facility operators are primarily supported by the facility-specific operating cash flow. Real estate investments in the Core Group's portfolio are generally further supported by one or more credit enhancements that take the form of cross-default provisions, letters of credit, corporate and personal guarantees, security interests in cash reserve funds, accounts receivable or other personal property and requirements to maintain specified financial ratios. In addition, financial effects arising from the Psychiatric Group that affect the Company's consolidated results of operations, financial condition or borrowing costs may also affect the results of operations, financial condition or borrowing costs of the Core Group. Accordingly, the Core Group's financial statements should be read in conjunction with the financial statements of the Psychiatric Group and the Company's consolidated financial statements.

     The future operating results of the Core Group will be affected by additional factors including the amount, timing and yield of additional real estate investments and the competition for such investments. Operating results also will be affected by the availability and terms of the Company's future equity and debt financing. The Company's financing strategy to facilitate future growth includes objectives to reduce its cost of capital over time and enhance its liquidity and financial flexibility. The Company believes that the distribution of the Psychiatric Group Depositary Shares in 1995 facilitated achievement of these objectives. Subsequent to the Distribution, the Company raised $50.3 million of additional equity for the Core Group in October 1995 through the sale of 2.5 million shares of its Core Group Common Stock and in December 1995, closed on a new $150 million unsecured revolving credit facility with improved pricing and terms. In January 1997, the Company completed its first public debt offering, selling $220 million of unsecured senior notes at a weighted average effective interest rate of approximately 7.56%. The Company used a portion of the proceeds of this offering to prepay $152 million of 11.03% private placement debt in February 1997 prior to its scheduled maturity, incurring an extraordinary charge in the first quarter of 1997 of $11.4 million consisting of a make-whole premium and other costs related to the prepayment.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Core Group had $4,183,000 outstanding under its revolving inter-Group loan to the Psychiatric Group. Under management policies currently in effect, the Core Group may provide the Psychiatric Group with revolving inter-Group loans of up to $8,750,000. In addition, as of December 31, 1996, the Core Group had $9,175,000 in fixed rate inter-Group loans to the Psychiatric Group.

     As of March 19, 1997, the Core Group had remaining commitments to fund real estate projects under construction of approximately $4 million. In addition, the Core Group had agreed to provide real estate financing to three different operators aggregating approximately $81 million. Of this amount, approximately $46 million has been committed to five assisted living and two skilled nursing projects to be constructed over the next fifteen months and $4.4 million has been committed to the financing of an existing long-term acute care hospital within the next two months. The remaining $30.6 million of financing has not been committed to specific acquisitions or projects.

     The Company has continued to increase its liquidity and enhance its financial flexibility. In October 1995, the Company's Core Group received $29.15 million as proceeds from the payoff of its interest in a mortgage loan and completed an offering of 2.5 million additional shares of Core Group Common Stock resulting in net proceeds of $50.3 million. In December 1995, the Company closed on a new $150 million unsecured revolving credit facility which matures on December 27, 1998. In January 1997, the Company completed a $220 million public unsecured debt offering, issuing $100 million of five-year senior notes and $120 million of ten-year senior notes. The Company used the net proceeds to pay off all outstanding borrowings under its $150 million bank facility at the time and to prepay all of its $152 million of outstanding private placement debt in late February 1997. As of March 19, 1997, the Company had no outstanding borrowings under its revolving credit facility and had $3.4 million in cash and short-term investments. The Company's total indebtedness as of March 19, 1997 was $225.6 million. The Company will utilize its revolving credit facility to fund its future Core Group acquisitions and its other commitments. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company's unsecured publicly-traded senior debt currently carries investment grade ratings from Duff & Phelps Credit Rating Co. (BBB-), Moody's Investors Service (Baa3) and Standard & Poor's (BBB-). The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

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

     Factors Regarding Future Results and Forward-Looking Statements Statements that are not historical facts contained in management's discussion and analysis of financial condition and results of operations are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: the financial success of the operations conducted at the Psychiatric Group's facilities and the financial strength of the operators of such facilities, the continuing ability of operators to meet their obligations to the Psychiatric Group under existing or restructured agreements, changes in operators or ownership of operators, changes in government policy relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third party payors, lower occupancy levels at the Psychiatric Group's facilities, the strength and financial resources of the Psychiatric Group's competitors, the availability and cost of capital, the Psychiatric Group's ability to make additional real estate investments at attractive yields and changes in tax laws and regulations affecting real estate investment trusts. For a further discussion of such factors, see "Management's Discussion and Analysis of Psychiatric Group Combined Financial Condition and Results of Operations -- Future Operating Results" herein.

OPERATING RESULTS

  1996 Compared to 1995

     In 1996, the Psychiatric Group reported net income of $5,579,000 or $2.67 per share, a decrease of $695,000 or 11% compared with net income of $6,274,000 or $3.00 per share in 1995. The decrease in net income in 1996 was primarily attributable to a reduction in income due to the sale of two psychiatric properties during the first quarter of 1995 and the nonpayment of rental and interest obligations by two psychiatric operators at various times during 1996.

     Rental income was $1,989,000 in 1996, a decrease of $1,064,000 or 35% from $3,053,000 in 1995. This decrease was primarily attributable to a reduction in rental income due to the sale of two psychiatric properties during the first quarter of 1995 and the nonpayment of $734,000 of rent by two psychiatric operators during 1996. The property sales resulted in a decrease in depreciation and amortization of $58,000 or 7% to $744,000 in 1996 compared with $802,000 in 1995.

     Additional rental and interest income was $812,000 in 1996, an increase of $92,000 or 13% from $720,000 in 1995. These differences were primarily attributable to variations in revenues upon which such additional rent and interest is based.

     Other interest income decreased $293,000 or 43% to $393,000 in 1996 from $686,000 in 1995. This decrease was primarily attributable to lower average borrowings under revolving credit agreements provided to psychiatric hospital operators as a result of the sale of two psychiatric properties and the lease restructurings of two psychiatric investments during the first quarter of 1995 and the nonpayment $182,000 of interest by a psychiatric operator during 1996.

     Interest expense on inter-Group loans from the Core Group was $1,679,000 in 1996, a decrease of $350,000 or 17% from $2,029,000 in 1995. This decrease reflects a lower average balance outstanding on loans from the Core Group, which was primarily attributable to $15,150,000 of repayments to the Core Group from the proceeds of the previously mentioned property sales and restructurings.

     General and administrative expenses were $1,172,000 in 1996, an increase of $231,000 or 25% from $941,000 in 1995. The Company's consolidated general and administrative expenses are allocated between the Core Group and Psychiatric Group primarily based on revenues, however significant costs directly related to either Group are specifically charged to the applicable Group. Although costs allocated to the Psychiatric Group based on revenues decreased in 1996, the Psychiatric Group was specifically charged for $467,000 of costs in 1996 compared with $225,000 in 1995 for financial advisory services. These services were provided primarily by an investment banking firm which included supplemental monitoring of the performance of the Psychiatric Group's properties and assistance in addressing operational and cash flow difficulties of certain operators of the properties.

     The $300,000 of targeted stock issuance costs in 1995 was an additional accrual made in the second quarter of 1995 to reflect the increased costs of the Distribution. The increased costs primarily reflected higher legal and accounting fees and printing and shipping costs as a result of the extended filing period.

  1995 Compared to 1994

     In 1995, the Psychiatric Group reported net income of $6,274,000 or $3.00 per share compared with a net loss of ($22,855,000) or ($10.96) per share in 1994. The net loss in 1994 reflects a write-down of psychiatric real estate investments of $30,000,000 or $14.38 per share as a result of accelerating negative trends in the psychiatric industry. Net income for 1995 and 1994 reflect costs related to the Distribution of $300,000 or $.14 per share and $1,450,000 or $.70 per share, respectively. Net income in 1995 reflects a reduction in income due to the sale of three psychiatric properties and the lease restructurings of two psychiatric investments subsequent to September 1994.

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

  Future Operating Results

     The operators of most of the Company's facilities derive a substantial percentage of their total revenues from federal and state health care programs such as Medicare and Medicaid and from other third-party payors such as private insurance companies, self-insured employers and health maintenance organizations. Such operators also are subject to extensive federal, state and local government regulation relating to their operations, and the Company's facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with mandated procedures, licensure requirements under state law and certification standards under the Medicare and Medicaid programs. A reduction in reimbursement levels under the Medicare or Medicaid programs, a reduction in reimbursement by other third-party payors or an operator's failure to maintain its certification under Medicare or Medicaid programs could adversely affect revenues to the Company's facilities.

     The nature of health care delivery in the United States continues to undergo change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed by both Houses of Congress. These plans have generally included revisions to and limits on Medicare and federal programs providing Medicaid reimbursement to state health care programs and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Company's Board and management are monitoring potential changes closely. The Company believes that these potential changes may pose risks for certain institutions that are unwilling or unable to respond.

     The ongoing changes in the health care industry include trends toward shorter lengths of hospital stay, increased use of outpatient services, increased federal, state and third-party oversight of health care company operations and business practices, and increased demand for discounted or capitated health care services (delivery of services at a fixed price per capita basis to a defined group of covered parties). Furthermore, federal, state and third-party payors continue to propose and adopt various cost containment measures that restrict the scope of reimbursable health care services and limit increases in reimbursement rates for such services. Payors also are continuing to aggressively enforce compliance with program requirements and to pursue providers that they believe have not complied with such requirements. Outpatient business is expected to increase as advances in medical technologies allow more procedures to be performed on an outpatient basis and as payors continue to direct more patients from inpatient care to outpatient care. In addition, the entrance of insurance companies into managed care programs is accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of health care services that are reimbursed under the Medicare and Medicaid programs continues to increase as the population ages and as states expand their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength. As a result of the foregoing, the revenues and margins may decrease at the Psychiatric Group's facilities.

     Fundamental changes in the psychiatric industry continue to negatively impact the facility-specific operating cash flow at the Psychiatric Group's properties. Institutions responsible for providing insurance coverage to patients who use inpatient psychiatric treatment services have directed efforts toward decreasing their payments for such services, thereby reducing hospital operating revenues. Some cost-cutting measures used by such institutions include decreasing the inpatient length of stay, intensively reviewing utilization, directing patients from inpatient care to outpatient care and negotiating reduced reimbursement rates for services. The wider use of psychotropic drugs also has resulted in significant declines in the average length of stay. In addition, aggressive program compliance enforcement and increased scrutiny of past and current billing practices has resulted in the litigation of some providers and significant negative publicity which has further exacerbated the financial and operational difficulties of providers. Although the operators of the psychiatric hospitals are responding by increasing case management, developing lower cost outpatient and daypatient programs and reducing operating costs, their efforts are generally not consistently mitigating the negative impact of these fundamental psychiatric industry changes. As a result, certain of the Psychiatric Group hospital operators have not met their contractual payment obligations to the Psychiatric Group as scheduled and there can be no assurance that Psychiatric Group operators will be able to meet such payment obligations in the future.

     The Psychiatric Group currently is providing financing under revolving credit agreements to the operators of three of its psychiatric hospitals. As of March 19, 1997, outstanding borrowings under such agreements totaled $4,225,000, and the Psychiatric Group has committed to fund an additional $1,475,000 of borrowings upon request, subject to certain conditions. These borrowings, which are partially secured by accounts receivable and certain personal property and which contain events of default that would be triggered by defaults under the lease relating to the relevant psychiatric hospital, are the primary source of financing for these operators' operating and capital needs. These psychiatric hospitals have, from time to time, been unable to generate sufficient cash flow for working capital and the development of new programs. In certain cases, these psychiatric hospitals have not been able to pay down the outstanding borrowings under the revolving credit agreements provided by the Psychiatric Group or to secure replacement financing from third-party lenders and there can be no assurance that such operators will be able to fund such obligations when they become due. To the extent the psychiatric hospitals have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's Board of Directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital operator, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then-existing policies), although the Company's Board of Directors is under no obligation to do so.

     The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant psychiatric investment write-downs in 1992 and 1994 and the periodic restructuring of psychiatric operator payment obligations. Although management currently believes that the recorded investments in the psychiatric hospitals are realizable, if the psychiatric operators are unable to successfully adapt to the fundamental ongoing changes in the psychiatric industry and consistently mitigate the negative impact of such changes on their financial performance, the Psychiatric Group may be required to further restructure payment obligations, identify and pursue alternative uses for the properties and/or make additional write-downs of the value of its investments in the psychiatric hospitals. The Psychiatric Group does not intend to make new investments, and over time, may sell, restructure or seek other means to reduce its investments. The Psychiatric Group has sold three of its psychiatric properties since September 1994. The Psychiatric Group Depositary Shares were distributed in July 1995 in an effort to effectively separate the economic attributes of the Company's psychiatric investments (the Psychiatric Group) from its core investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living and Alzheimer's care facilities and a medical office building (the Core Group). In September 1995, the Company retained an investment banking firm to provide a broad range of financial advisory services to the Psychiatric Group. These services include supplemental monitoring of the performance of individual assets, assistance in potential sales or restructurings of particular investments and continuing assessments of available strategic alternatives for the portfolio. The cost of the financial advisory services are specifically charged to the operating results of the Psychiatric Group.

     At the beginning of 1996, the owner of the Florida facilities retained the Intensive Resource Division of Quorum Health Resources, Inc. (Quorum), a subsidiary of Quorum Health Group, Inc., to operate both hospitals on a contract basis. The owner had previously become aware of and was monitoring potential wide-ranging objections by several large insurance companies with respect to claims presented for services rendered. Additionally, there had been negative stories in the national media and the local press in Florida on psychiatric care provided in Florida, including criticism of admissions policies and practice patterns at psychiatric hospitals in the state generally, and at these two hospitals. Legislative hearings had been held in Florida on these issues, and various regulatory investigations likely had been conducted or initiated. The hospitals were also experiencing operational and cash flow difficulties which negatively impacted their ability to fund their rental and interest obligations to the Psychiatric Group as they became due. Quarterly contractual base rent and interest obligations of Northpointe and The Retreat total approximately $200,000 and $278,000 ($.10 and $.13 per Psychiatric Group Depositary Share), respectively.

     During 1996, the Psychiatric Group modified its agreements with the owner to allow for the deferral of rent and interest payments of Northpointe while certain restructuring and restaffing of the facility occurred. Pursuant to the deferral arrangements, Northpointe's monthly contractual base rent payments of $50,000 were deferred from February 1996 through September 1996 and such deferred payments were scheduled to become payable twelve months from the month of deferral. In accordance with the terms of the deferral arrangements, Northpointe resumed making its full monthly contractual base rent payments of $50,000 on October 1, 1996. In addition, Northpointe's monthly contractual interest payments of $16,600 were deferred from February 1996 until March 1, 1997 on which date all such deferred interest was scheduled to be paid in full. Northpointe's deferred obligations are not recognized as income by the Psychiatric Group until such time as they are paid. Northpointe's rent and interest deferrals in 1996 amounted to approximately $.28 per Psychiatric Group Depositary Share.

     In late 1996, the owner of Northpointe and The Retreat was named, together with other operators of other psychiatric facilities in Florida, in a lawsuit filed by several large insurance companies alleging widespread irregularities with respect to operations in years prior to 1995. Adverse publicity from the lawsuit appears to have exacerbated the operational and financial difficulties of Northpointe. The census at Northpointe in 1997 has been significantly below the levels projected by the owner at the end of 1996. As a result, the facility is experiencing substantial cash flow and operational difficulties. Although Northpointe had made its monthly contractual base rent payments of $50,000 during the fourth quarter of 1996 and for January 1997, it has been unable to pay its subsequent monthly contractual rent and interest obligations or its deferred rent and interest obligations. The Psychiatric Group has not further modified the Northpointe lease or revolving credit agreement, although further modification may be necessary. The owner recently appointed a new executive director and marketing director for the facility; however in view of the facility's current financial difficulties, there can be no assurance that the efforts under way will be successful in rebuilding the census and cash flow for 1997 to a level sufficient to allow the facility to meet its obligations.

     The Psychiatric Group is continuing to closely monitor this situation. The Psychiatric Group remains committed to maximizing the value of its investment in Northpointe and believes the highest value for the property is most likely as a health care facility. However, in view of the rapidly changing circumstances at the facility, the Psychiatric Group, in conjunction with its financial advisor, is evaluating a range of possibilities including alternative uses for the facility and its related land. At December 31, 1996, the Psychiatric Group's total investment in Northpointe was $7,170,000 consisting of a net investment in the real estate of $5,495,000 and advances under a revolving credit agreement of $1,675,000. The volatility of the current circumstances may not allow for an orderly evaluation and pursuit of the various alternatives, and accordingly there can be no assurance that the financial results from a restructured arrangement as a psychiatric facility, an alternative use or a disposition will allow the realization of the Psychiatric Group's recorded investment in Northpointe.

     At December 31, 1996, the Psychiatric Group's total investment in The Retreat was $9,450,000 consisting of a net investment in the real estate of $9,400,000 and advances under a revolving credit agreement of $50,000. The Retreat made all of its contractual rent and interest payments to the Psychiatric Group in 1996. Adverse publicity from the aforementioned lawsuit currently appears to be having a less severe impact on The Retreat, however, the facility has still experienced some deterioration of its cash flow and a decline in census during 1997. Although The Retreat has made its monthly contractual base rent and interest payments in 1997 through March, The Retreat made its February 1997 contractual base rent payment of $92,000 from lease reserve funds and has not yet paid its additional rent in the first quarter of 1997 of approximately $45,000. An increase in operational difficulties and further cash flow deterioration could occur if efforts currently being undertaken by the owner are unsuccessful. Accordingly, there can be no assurance that the Retreat will be able to continue to meet its obligations or that some measure of rent and interest relief will not be necessary in the future. Additionally, if circumstances at The Retreat become more volatile, the Psychiatric Group may be required to consider various alternatives for the facility.

     In the first quarter of 1996, Rock Creek Center (RCC) in Illinois experienced certain documentation and procedural deficiencies that resulted in the denial of a substantial amount of Medicare receivables and a substantial negative adjustment to the hospital's 1995 Medicare cost report and 1996 interim Medicare reimbursement rate and experienced lower than expected census which had an adverse impact on RCC's cash flow and its ability to fund its rental and interest obligations to the Psychiatric Group in 1996 as they became due. The net book value of the Psychiatric Group's investment in RCC, including advances under existing revolving credit agreements and other receivables, as of December 31, 1996 totaled $8,002,000, and quarterly contractual base rent and interest obligations of RCC total approximately $324,000 ($.15 per Psychiatric Group Depositary Share). In 1996, the Psychiatric Group advanced $214,000 on behalf of the operator to pay property taxes on the facility, and reached an agreement with the operator for the deferral of base rent payments while the operator took certain actions to stabilize operations and implemented its revised business plan. Pursuant to the deferral arrangements, 100% of RCC's monthly base rent payments of $83,000 were deferred for May and June of 1996 and 50% of such monthly payments were deferred from July 1996 through October 1996, at which time monthly base rent payments returned to 100%. Deferred base rent is payable in the future only when the facility's cash exceeds a specified level, and the property tax advance is payable in monthly installments. RCC's deferred rent obligations are not recognized as income by the Psychiatric Group until such time as they are paid. The Psychiatric Group's property tax advance has been reduced by monthly payments to $122,000 as of December 31, 1996. RCC's rent deferral amounted to approximately $.16 per Psychiatric Group Depositary Share for 1996. Although the deferral arrangements provided interim financial relief while the operator implemented its strategy, there can be no assurance that the deferred amounts will be paid or that RCC will not require additional financial relief in the future.

     The current term of the RCC lease expires in December 1997. The lease agreement provides the operator with an option to renew the lease for an additional five-year term at fair market rental. Although the Psychiatric Group believes that the lease will be renewed, there can be no assurance that the lease will be renewed or that, if renewed, the annual minimum rent payments will remain at the current level of $1,000,000. Furthermore, the $2,500,000 balance outstanding under RCC's revolving credit agreement matures June 30, 1997. The Psychiatric Group believes that it will extend the term of the revolving credit agreement to correspond with the expiration of RCC's current lease term and will negotiate further extensions in connection with renewal of the lease. Should the lease not be renewed or the revolving loan not be repaid or extended, a significant negative impact to the Psychiatric Group could result.

     In 1996, the Psychiatric Group completed formal documentation of an agreement with the operator of the two New York Four Winds facilities to release certain of its security interests in the operator's short-term assets on a staged basis. The operator believes that the release of this collateral will permit it to obtain the capital required to develop an integrated behavioral health care delivery system in lower and upper New York State, of which the two Four Winds facilities will be an integral part. Although such a system is intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the state of New York, it is not possible to predict the impact and timing of such changes and whether the proposed system will be successful in that new environment.

     The Psychiatric Group's dividend is determined quarterly based upon each quarter's operating results. Any significant advance of additional funds to operators of the Psychiatric Group's properties, modification of terms covering the rental or interest obligations of its properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares. The nonpayment and deferral of rental and interest obligations of two operators in 1996 was responsible for the reduction in the quarterly dividend on Psychiatric Group Depositary Shares from $.80 per share in the fourth quarter of 1995 to $.70 per share in the first quarter of 1996 and $.65 per share in the second and third quarters of 1996. Although the quarterly dividend was increased to $.80 per share in the fourth quarter of 1996, there can be no assurance that the quarterly dividend will not be reduced in the future.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 19, 1997, the Psychiatric Group had aggregate unfunded commitments under revolving credit agreements provided to psychiatric hospital operators of $1.5 million.

     At December 31, 1996, the Psychiatric Group had $4,183,000 and $9,175,000 outstanding under its revolving inter-Group loan from the Core Group and its fixed rate inter-Group loan from the Core Group, respectively. The Psychiatric Group is required to use the net proceeds from the disposition of Psychiatric Group assets to pay down its outstanding revolving inter-Group loan (to the extent of the psychiatric hospital operator borrowings under revolving credit agreements associated with the asset or assets sold) with any excess used to pay down the balance outstanding under the fixed rate inter-Group loan. The Psychiatric Group reduced the combined balance of the revolving inter-Group and fixed rate inter-Group loans by $15,150,000 in the first quarter of 1995 with proceeds from such asset sales and operator borrowing paydowns. The Company's Board of Directors has established certain management policies relating to the Psychiatric Group's inter-Group loans from the Core Group. Under the policies currently in effect, which may be modified or rescinded in the sole discretion of the Company's Board of Directors, the aggregate revolving inter-Group loans owed to the Core Group by the Psychiatric Group are limited to a maximum of $8,750,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar with any permanent repayment in the future of borrowings under revolving credit agreements provided to Psychiatric Group hospital operators. In addition, the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000, and except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced to the Psychiatric Group by the Core Group. The Psychiatric Group has no third-party sources of additional financing and, as a result, is dependent on the Core Group for all such financing. Although the Core Group may make this financing available, there is no obligation of the Company's Board of Directors to cause the Core Group to provide funds to the Psychiatric Group if the Board of Directors determines that it is in the Company's best interest not to do so. To the extent needed funds are not advanced by the Core Group, the Psychiatric Group would experience immediate, significant negative effects.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated balance sheets as of December 31, 1996 and 1995 and its consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994, together with a report of Arthur Andersen LLP, independent public accountants, are included elsewhere herein. The Core Group's and the Psychiatric Group's combined balance sheets as of December 31, 1996 and 1995, and their combined statements of operations, total attributed equity and cash flows for the years ended December 31, 1996, 1995 and 1994, together with reports of Arthur Andersen LLP, independent public accountants, also are included elsewhere herein. See "Index to Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in the Company's proxy statement for its May 23, 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996. See "Item 1. Business -- Executive Officers of the Company" for a description of the Executive Officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

     There is hereby incorporated by reference the information to appear under the caption "Compensation of Directors and Executive Officers" in the Company's proxy statement for its May 23, 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     There is hereby incorporated by reference the information to appear under the caption "Principal Shareholders of the Company" in the Company's proxy statement for its May 23, 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

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

(A)(3) EXHIBITS.

    3.1  --   Certificate of Incorporation, as amended to date, filed as
              Exhibit 4.1 to the Company's Registration Statement on Form
              S-3 (No. 33-61895), effective October 17, 1995, and
              incorporated herein by reference.
    3.2  --   Amended and Restated Bylaws of the Company, filed as Exhibit
              3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by
              reference.
    4.1  --   Rights Agreement dated as of April 10, 1990, filed as
              Exhibit 2 to the Company's Registration Statement on Form
              8-A dated April 20, 1990, and incorporated herein by
              reference.
    4.2  --   Indenture dated as of January 15, 1997 between American
              Health Properties, Inc. and The Bank of New York as Trustee,
              filed as Exhibit 4.1 to the Company's Current Report on Form
              8-K dated January 21, 1997, and incorporated by reference.
    4.3  --   Certificate of Designations of Psychiatric Group Preferred
              Stock, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange
              Commission on August 14, 1995, and incorporated herein by
              reference.
   10.1  --   American Health Properties, Inc. 1988 Stock Option Plan,
              filed as Exhibit 28 to the Company's Registration Statement on Form S-8 (No. 33-25781), filed with the Securities and
              Exchange Commission on November 28, 1988, and incorporated herein by reference.
   10.2  --   American Health Properties, Inc. 1990 Stock Incentive Plan,
              filed as Exhibit B to the Company's Proxy Statement for its
              1990 Annual Meeting of Shareholders filed with the
              Securities and Exchange Commission on May 7, 1990, and
              incorporated herein by reference.
   10.3  --   Employment Agreements between the Company and Joseph P.
              Sullivan, C. Gregory Schonert and Michael J. McGee, filed as
              Exhibits 10.1, 10.2, and 10.3, respectively, to the
              Company's Current Report on Form 8-K dated January 8, 1997, and incorporated herein by reference.
   10.4  --   Employment Agreement between American Health Properties,
              Inc. and Thomas T. Schleck, filed as Exhibit 10.1 to the
              Company's Current Report on Form 8-K dated January 21, 1997, and incorporated by reference.
   10.5  --   American Health Properties, Inc. 1994 Stock Incentive Plan,
              filed as Appendix A to the Company's Proxy Statements for
              its 1994 Annual Meeting of Shareholders filed with the
              Securities and Exchange Commission on April 8, 1994, and
              incorporated herein by reference.
   10.6  --   American Health Properties, Inc. Nonqualified Stock Option
              Plan for Nonemployee Directors, filed as Appendix B to the
              Company's Proxy Statement for its 1994 Annual Meeting of
              Shareholders filed with the Securities and Exchange
              Commission on April 8, 1994, and incorporated herein by
              reference.
   10.7  --   Credit Agreement dated as of December 27, 1995 among
              American Health Properties, Inc., the financial institutions listed therein, Banque Paribas as Co-Agent, First Union Bank of North Carolina as Co-Agent, NationsBank of Texas, N.A. as
              Co-Agent and Wells Fargo Bank, N.A. as Arranger, Agent and
              Facing Bank, filed as Exhibit 10.1 to the Company's Current
              Report on Form 8-K filed with the Securities Exchange
              Commission on January 5, 1996, and incorporated herein by
              reference.

   10.8  --   First Amendment to Credit Agreement dated as of December 10,
              1996 between American Health Properties, Inc. and Wells
              Fargo Bank, N.A., as agent for the Lenders, filed as Exhibit
              10.2 to the Company's Current Report on Form 8-K dated
              January 21, 1997, and incorporated by reference.
    *21  --   List of subsidiaries of the Company
    *23  --   Consent of Independent Public Accountants
    *24  --   Powers of Attorney (included in signature page)
    *27  --   Financial Data Schedule
  *99.1  --   Four Winds, Inc. Financial Highlights

---------------
* Filed herewith

(B) REPORTS ON FORM 8-K.

     None

                        AMERICAN HEALTH PROPERTIES, INC.

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS:

  Report of independent public accountants..................   F-2
  Consolidated balance sheets at December 31, 1996 and
     1995...................................................   F-3
  For the years ended December 31, 1996, 1995 and 1994:
     Consolidated statements of operations..................   F-4
     Consolidated statements of stockholders' equity........   F-5
     Consolidated statements of cash flows..................   F-6
  Notes to consolidated financial statements................   F-7

SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

  Report of independent public accountants..................  F-20
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................  F-21

CORE GROUP COMBINED FINANCIAL STATEMENTS:

  Report of independent public accountants..................  F-23
  Combined balance sheets at December 31, 1996 and 1995.....  F-24
  For the years ended December 31, 1996, 1995 and 1994:
     Combined statements of operations......................  F-25
     Combined statements of total attributed equity.........  F-26
     Combined statements of cash flows......................  F-27
  Notes to combined financial statements....................  F-28

PSYCHIATRIC GROUP COMBINED FINANCIAL STATEMENTS:

  Report of independent public accountants..................  F-38
  Combined balance sheets at December 31, 1996 and 1995.....  F-39
  For the years ended December 31, 1996, 1995 and 1994:
     Combined statements of operations......................  F-40
     Combined statements of total attributed equity.........  F-41
     Combined statements of cash flows......................  F-42
  Notes to combined financial statements....................  F-43

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Health Properties, Inc.:

     We have audited the accompanying consolidated balance sheets of American Health Properties, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Health Properties, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado,
March 24, 1997.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1996          1995
                                                              -----------   -----------
                                        ASSETS                (IN THOUSANDS EXCEPT PER
                                                                   SHARE AMOUNTS)
Real estate properties
  Buildings and improvements................................    $ 546,496     $ 534,023
  Accumulated depreciation..................................      (90,139)      (82,435)
                                                                ---------     ---------
                                                                  456,357       451,588
  Land......................................................       60,097        61,853
  Construction in progress..................................        4,834         6,016
                                                                ---------     ---------
                                                                  521,288       519,457
Mortgage notes receivable, net..............................       37,787        37,851
Other notes receivable......................................        4,457         4,915
Direct financing leases.....................................        3,695         6,230
Cash and short-term investments.............................        1,480         7,571
Receivables.................................................        6,881         7,141
Deferred financing costs and other assets...................        2,294         3,151
                                                                ---------     ---------
                                                                $ 577,882     $ 586,316
                                                                =========     =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Bank loans payable..........................................    $  48,500     $      --
Subordinated convertible bonds payable......................        6,601         6,378
Senior notes payable........................................      152,000       201,000
Accounts payable and accrued liabilities....................        7,385         7,957
Dividends payable...........................................       13,981        13,506
Deferred income.............................................        4,276         4,415
                                                                ---------     ---------
                                                                  232,743       233,256
                                                                ---------     ---------
Commitments and contingencies

Stockholders' equity
  Preferred stock $.01 par value; 1,000 shares authorized;
     208 shares issued and outstanding......................            2             2
  Common stock $.01 par value; 100,000 shares authorized;
     23,455 and 23,443 shares issued and outstanding........          235           234
  Additional paid-in capital................................      482,083       480,703
  Cumulative net income.....................................      256,691       212,312
  Cumulative dividends......................................     (393,872)     (340,191)
                                                                ---------     ---------
                                                                  345,139       353,060
                                                                ---------     ---------
                                                                $ 577,882     $ 586,316
                                                                =========     =========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1996       1995        1994
                                                              -------    -------    --------
                                                              (IN THOUSANDS EXCEPT PER SHARE
                                                                         AMOUNTS)
REVENUES
Rental income...............................................  $69,488    $67,793    $ 67,732
Mortgage interest income....................................    5,980      6,732       5,787
Additional rental and interest income.......................   12,342     11,125       9,506
Other interest income.......................................    1,114      5,580       4,002
                                                              -------    -------    --------
                                                               88,924     91,230      87,027
                                                              -------    -------    --------
EXPENSES
Depreciation and amortization...............................   15,016     14,377      14,103
Interest expense............................................   21,842     27,057      26,101
General and administrative..................................    7,471      6,839       5,376
Targeted stock issuance costs...............................       --        300       1,450
Write-down of real estate investments.......................       --         --      30,000
                                                              -------    -------    --------
                                                               44,329     48,573      77,030
Minority interest...........................................      216        276         304
                                                              -------    -------    --------
NET INCOME..................................................  $44,379    $42,381    $  9,693
                                                              =======    =======    ========
ATTRIBUTABLE TO -
  CORE GROUP COMMON STOCK
     Net income.............................................  $38,800    $36,107    $ 32,548
     Net income per share...................................  $  1.65    $  1.69    $   1.56
     Weighted average shares outstanding....................   23,518     21,405      20,856
     Dividends declared per share...........................  $  2.04    $  1.99    $   1.88
  PSYCHIATRIC GROUP DEPOSITARY SHARES
     Net income (loss)......................................  $ 5,579    $ 6,274    $(22,855)
     Net income (loss) per share............................  $  2.67    $  3.00    $ (10.96)
     Weighted average shares outstanding....................    2,093      2,091       2,086
     Dividends declared per share...........................  $  2.80    $  3.20    $   4.16

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    PREFERRED STOCK    COMMON STOCK     ADDITIONAL                                 TOTAL
                                    ---------------   ---------------    PAID-IN     CUMULATIVE   CUMULATIVE   STOCKHOLDERS'
                                    SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     NET INCOME   DIVIDENDS       EQUITY
                                    ------   ------   ------   ------   ----------   ----------   ----------   -------------
                                                                         (IN THOUSANDS)
BALANCES AT DECEMBER 31, 1993.....    --      $ --    20,755    $208     $424,297     $160,238    $(241,440)     $343,303
Stock incentives, net.............    --        --         6      --          524           --           --           524
Exercise of stock options.........    --        --        90       1        1,962           --           --         1,963
Net income........................    --        --        --      --           --        9,693           --         9,693
Dividends.........................    --        --        --      --           --           --      (47,982)      (47,982)
                                     ---      ----    ------    ----     --------     --------    ---------      --------
BALANCES AT DECEMBER 31, 1994.....    --        --    20,851     209      426,783      169,931     (289,422)      307,501
Public offering of additional
  shares..........................    --        --     2,500      25       50,292           --           --        50,317
Stock incentives, net.............    --        --        15      --        1,916           --           --         1,916
Exercise of stock options.........    --        --        77      --        1,732           --           --         1,732
Distribution of Psychiatric Group
  Preferred Stock.................   208         2        --      --          (20)          --           --           (18)
Net income........................    --        --        --      --           --       42,381           --        42,381
Dividends.........................    --        --        --      --           --           --      (50,769)      (50,769)
                                     ---      ----    ------    ----     --------     --------    ---------      --------
BALANCES AT DECEMBER 31, 1995.....   208         2    23,443     234      480,703      212,312     (340,191)      353,060
Stock incentives, net.............    --        --        (1)     --        1,140           --           --         1,140
Exercise of stock options.........    --        --        13       1          240           --           --           241
Net income........................    --        --        --      --           --       44,379           --        44,379
Dividends.........................    --        --        --      --           --           --      (53,681)      (53,681)
                                     ---      ----    ------    ----     --------     --------    ---------      --------
BALANCES AT DECEMBER 31, 1996.....   208      $  2    23,455    $235     $482,083     $256,691    $(393,872)     $345,139
                                     ===      ====    ======    ====     ========     ========    =========      ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1995        1994
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................  $ 44,379    $ 42,381    $  9,693
Depreciation, amortization and other non-cash items........    17,271      16,584      16,041
Deferred income............................................      (368)       (340)        269
Write-down of real estate investments......................        --          --      30,000
Change in receivables and other assets.....................       412        (636)       (383)
Change in accounts payable and accrued liabilities.........      (453)       (518)       (636)
                                                             --------    --------    --------
                                                               61,241      57,471      54,984
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties.....   (17,142)    (49,333)    (40,142)
Proceeds from sale of properties...........................       423      10,825       5,772
Principal payments on mortgage notes receivable............        64      26,543          --
Construction loan fundings.................................        --      (5,136)    (23,180)
Construction loan paid.....................................        --          --      16,836
Other notes receivable.....................................       458       4,513        (830)
Direct financing leases....................................     2,535      (2,414)     (1,013)
Administrative capital expenditures........................       (55)        (96)       (183)
                                                             --------    --------    --------
                                                              (13,717)    (15,098)    (42,740)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable................    48,500     (14,500)     14,500
Principal payments on senior notes payable.................   (49,000)    (24,000)         --
Principal payments on mortgage notes payable...............        --          --     (14,468)
Financing costs paid.......................................      (150)       (919)       (248)
Proceeds from sale of stock................................        --      50,317          --
Proceeds from exercise of stock options....................       241       1,732       1,963
Cash paid in lieu of fractional shares.....................        --         (18)         --
Dividends paid.............................................   (53,206)    (49,252)    (47,823)
                                                             --------    --------    --------
                                                              (53,615)    (36,640)    (46,076)
                                                             --------    --------    --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS.....    (6,091)      5,733     (33,832)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR.........     7,571       1,838      35,670
                                                             --------    --------    --------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR...............  $  1,480    $  7,571    $  1,838
                                                             ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE COMPANY

     American Health Properties, Inc., a Delaware corporation (the Company, which term refers to the Company and its subsidiaries unless the context otherwise requires), is a self-administered real estate investment trust (REIT) that commenced operations in 1987. The Company has investments in health care properties, including acute care, rehabilitation, long-term acute care and psychiatric hospitals, skilled nursing, assisted living and Alzheimer's care facilities and a medical office building.

     Distribution of Psychiatric Group Depositary Shares On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its common stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of common stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock. The Distribution was designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living and Alzheimer's care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. In connection with the Distribution, the Company specifically assigned or, if not directly assigned, allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Core Group. However, the change in the capital structure of the Company effected by the Distribution does not affect the respective legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of the Core Group and the Psychiatric Group also are included elsewhere herein. For purposes of computing per share data for periods prior to the actual Distribution, the number of shares of Core Group Common Stock are assumed to be the same as the corresponding number of shares of the Company's common stock prior to the Distribution, while the number of Psychiatric Group Depositary Shares are assumed to be one-tenth of the corresponding number of shares of the Company's common stock prior to the Distribution.

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

     Cash and Short-Term Investments Cash and short-term investments consist of cash and all highly liquid investments with an original maturity date of less than three months and are stated at cost which approximates fair value.

     Real Estate Properties The Company accounts for its property leases as operating leases. The Company records properties at cost and allocates the cost between land and buildings and improvements based on

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES independent appraisals. Depreciation of properties is recorded on a straight-line basis over the estimated useful lives of the buildings and improvements (21 to 42 years).

     Impairment of Real Estate Properties and Notes Receivable The Company reviews for the possible impairment of its real estate properties and notes receivable whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In general, an impairment of such assets would be indicated if the estimated future cash flows expected to result from the use of such assets and their eventual disposition is less than their carrying amounts.

     Deferred Income Fees received, net of related direct costs, associated with the origination or amendment of leases and mortgages are deferred and amortized at a constant effective rate over the remaining initial term of the related leases and mortgage notes receivable.

     Deferred Costs Deferred financing costs are amortized over the term of the related debt at a constant effective rate.

     Stock-Based Compensation In 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" which defines a fair value based method of accounting for stock-based compensation. As allowed by SFAS 123, the Company has elected to continue to measure employee stock-based compensation expense using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees".

     Federal Income Taxes The Company intends at all times to operate so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code. As such, the Company will not be subject to federal income tax.

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

     Earnings and profits, which determine the taxable character of dividends paid to stockholders, differ from net income for financial reporting purposes due primarily to timing differences in the recognition of deferred income, real estate property write-downs, mortgage note impairment reserves and various accruals and differences between the estimated useful lives used to compute depreciation for financial statement purposes and a 40-year life generally used in determining earnings and profits. The cost basis of the Company's real estate properties is generally the same for financial reporting and earnings and profits purposes, except for properties written down for financial reporting purposes and properties for which the previous owner's basis is required to be carried forward for tax purposes.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

REAL ESTATE PROPERTIES

     The following table summarizes the Company's investment in health care real estate properties as of December 31, 1996:

                                                              BUILDINGS
                                                                 AND        ACCUMULATED       NET
                                                    LAND     IMPROVEMENTS   DEPRECIATION   BOOK VALUE
                                                   -------   ------------   ------------   ----------
                                                                     (IN THOUSANDS)
ACUTE CARE GENERAL PROPERTIES:
Chesterfield General Hospital
  Cheraw, South Carolina.........................  $   720       10,687        $   594      $ 10,813
Cleveland Regional Medical Center
  Cleveland, Texas...............................      300        8,000            889         7,411
Desert Valley Hospital
  Victorville, California........................    1,755       24,650          1,279        25,126
Frye Regional Medical Center
  Hickory, North Carolina........................    1,247       44,202         10,920        34,529
Irvine Medical Center
  Irvine, California.............................   17,987       57,013          8,136        66,864
Kendall Regional Medical Center
  Miami, Florida.................................    4,163       64,849         15,503        53,509
Lucy Lee Hospital
  Poplar Bluff, Missouri.........................      404       23,162          5,339        18,227
Marlboro Park Hospital
  Bennettsville, South Carolina..................      640        7,153            397         7,396
North Fulton Regional Hospital
  Roswell, Georgia...............................    4,149       42,042          8,167        38,024
Palm Beach Gardens Medical Center
  Palm Beach Gardens, Florida....................    4,024       41,624         10,188        35,460
Pioneer Valley Hospital
  West Valley City, Utah.........................    1,997       47,469            927        48,539
Shannon Health System, St. John's Campus
  San Angelo, Texas..............................      255       16,197          2,133        14,319
Tarzana Regional Medical Center
  Tarzana, California............................   12,421       61,279         15,115        58,585
                                                   -------     --------        -------      --------
                                                    50,062      448,327         79,587       418,802
                                                   -------     --------        -------      --------
ALZHEIMER'S CARE PROPERTY:
Pine Haven I Alzheimer's Community
  Houston, Texas.................................      225        3,475             94         3,606
                                                   -------     --------        -------      --------
ASSISTED LIVING PROPERTIES:
Cambria Lodge
  El Paso, Texas.................................      300        4,882             46         5,136
Garrison Creek Lodge
  Walla Walla, Washington........................      219        5,429             62         5,586
Sherwood Place
  Odessa, Texas..................................      220        4,814             35         4,999
Summer Wind Residence
  Boise, Idaho...................................      110        2,890             96         2,904
                                                   -------     --------        -------      --------
                                                       849       18,015            239        18,625
                                                   -------     --------        -------      --------

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                                                              BUILDINGS
                                                                 AND        ACCUMULATED       NET
                                                    LAND     IMPROVEMENTS   DEPRECIATION   BOOK VALUE
                                                   -------   ------------   ------------   ----------
                                                                     (IN THOUSANDS)
MEDICAL OFFICE BUILDING:
Walsh Medical Arts Center
  Murrieta, California...........................      285        8,515            585         8,215
                                                   -------     --------        -------      --------
PSYCHIATRIC PROPERTIES:
Northpointe Behavioral Health System
  Tarpon Springs, Florida........................    1,457        5,066          1,028         5,495
The Retreat
  Sunrise, Florida...............................    3,325        8,609          2,534         9,400
Rock Creek Center
  Lemont, Illinois...............................      440        6,065          1,126         5,379
                                                   -------     --------        -------      --------
                                                     5,222       19,740          4,688        20,274
                                                   -------     --------        -------      --------
REHABILITATION PROPERTIES:
HCA Wesley Rehabilitation Hospital
  Wichita, Kansas................................    1,938       12,659          1,516        13,081
MountainView Regional Rehabilitation Hospital
  Morgantown, West Virginia......................       --       11,718          1,582        10,136
Northwest Arkansas Rehabilitation Hospital
  Fayetteville, Arkansas.........................      962        8,124          1,117         7,969
                                                   -------     --------        -------      --------
                                                     2,900       32,501          4,215        31,186
                                                   -------     --------        -------      --------
SKILLED NURSING PROPERTIES:
Arkansas Manor Nursing Home
  Denver, Colorado...............................      154        3,912            224         3,842
Cornerstone Care Center
  Lakewood, Colorado.............................      125        4,731            209         4,647
Douglas Manor
  Douglas, Arizona...............................      175        2,446            102         2,519
Safford Care Center
  Safford, Arizona...............................      100        4,834            196         4,738
                                                   -------     --------        -------      --------
                                                       554       15,923            731        15,746
                                                   -------     --------        -------      --------
                                                   $60,097      546,496        $90,139      $516,454
                                                   =======     ========        =======      ========

     As of December 31, 1996, the Company had the following construction in progress:

                                                              FUNDED     REMAINING
                                                              TO DATE    COMMITMENT
                                                              -------    ----------
Comprehensive Care Hospital of Amarillo
  Amarillo, Texas...........................................  $2,029       $4,171
Pine Haven II Alzheimer's Community
  Sugar Land, Texas.........................................   2,805        1,619
                                                              ------       ------
                                                              $4,834       $5,790
                                                              ======       ======

     In the second quarter of 1996, the Company acquired an acute care property in West Valley City, Utah (Pioneer Valley Hospital) in exchange for its acute care properties in Jefferson, Louisiana (Elmwood Medical Center) and Halstead, Kansas (Halstead Hospital). The exchange was accounted for at the net book value of

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES the properties exchanged. Pioneer Valley Hospital is leased to the same operator that had leased the two exchanged properties under comparable terms and at a lease rate equivalent to the combined lease rates of the two exchanged properties.

     The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant psychiatric investment write-downs in 1992 and 1994 and the periodic restructuring of psychiatric operator payment obligations. In 1995, the Company restructured the leases covering its two psychiatric properties in Florida, and during 1996, provided for the partial deferral of rental and interest obligations related to one of these properties and the partial deferral of rental obligations of its psychiatric property in Illinois. Although management currently believes that the recorded investments in the psychiatric hospitals are realizable, if the psychiatric operators are unable to successfully adapt to the fundamental ongoing changes in the psychiatric industry and consistently mitigate the negative impact of such changes on their financial performance, the Company may be required to further restructure payment obligations, identify and pursue alternative uses for the properties and/or make additional write-downs of the value of its investments in the psychiatric hospitals. The Company does not intend to make new investments in the psychiatric sector, and over time, may sell, restructure or seek other means to reduce its investments in the psychiatric sector.

     The dividend on the Company's Psychiatric Group Depositary Shares is determined each quarter based upon the operating results of the Company's Psychiatric Group. Any significant advance of additional funds to psychiatric hospital operators, modification of terms covering the rental or interest obligations of its psychiatric properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Company's Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares.

     The Company's properties are leased under "net" leases pursuant to which the lessees are responsible for all maintenance, repairs, taxes, and insurance of the leased properties. The leases provide for the payment of minimum base rent and additional rent during the fixed term and any renewal terms. Additional rent is generally based on the increase in annual gross revenues of the related facility or consumer price index as specified in the lease agreements.

     The Company has the right to approve capital expenditures at all properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. At December 31, 1996, the Company had no commitments to fund capital expenditures pursuant to these rights and obligations. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Company's increased investment.

     The Company has agreed to provide $13.8 million of real estate financing to an experienced operator of long-term acute care hospitals. Of this amount, $4.4 million has been specifically identified for a property in Houston, Texas. In addition, the Company has agreed to provide $50 million of real estate financing to an experienced operator of assisted living facilities. Approximately $29 million has been specifically identified for the construction of five properties located in four states which will be leased to the operator upon completion. The Company has also agreed to provide $17 million of real estate construction and lease financing for two skilled nursing properties in Las Vegas, Nevada to be operated by an experienced operator of skilled nursing facilities.

     Six of the Company's acute care properties are leased to subsidiaries of American Medical International, Inc. (AMI), a subsidiary of Tenet Healthcare Corporation. The six leases are covered by cross-default provisions and the lease obligations are unconditionally guaranteed by AMI. In 1996, revenues from these leases accounted for 50% of the Company's total revenues.

     Aggregate revenues from five leases maturing in 1999 accounted for 40% of the Company's total revenues in 1996. Four of these properties are leased to subsidiaries of AMI and the other property is leased to a

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES subsidiary of Columbia/HCA Healthcare Corporation. Each such lease grants the operator options, exercisable on not less than six months notice, to extend the term of the lease for eight consecutive five-year renewal terms. Base and additional rent during the first three to four extended terms would be on the same terms and conditions as the current initial term. Minimum rent during the final four to five extended terms would be fair market rental but no separate additional rent. Each lease also grants the operator options, exercisable on not less than six months notice, to purchase the leased property at fair market value at the expiration of any term of the lease.

     Future minimum annual rentals under the Company's noncancellable operating leases for calendar years 1997 through 2001 and thereafter are approximately $71,400,000, $70,400,000, $47,500,000, $43,300,000, $40,100,000 and $90,000,000,
respectively. These amounts do not reflect any adjustments for the nonpayment of rent by psychiatric operators, deferrals of rent which may be granted to such operators or the payment of rent previously deferred.

MORTGAGE NOTES RECEIVABLE

     Four Winds Hospital -- Saratoga $18,137,000 The Company has a mortgage note receivable secured by a first mortgage and security interest in the real property of Four Winds Hospital in Saratoga Springs, New York. The note has an initial term of ten years with two optional ten-year extension terms. The initial term maturity date is June 30, 1999. The interest rate on the note is 12.42% with interest only payable monthly through June 30, 1995 and monthly principal and interest payments of $194,000 payable thereafter.

     Four Winds Hospital -- Katonah $27,600,000 The Company has a mortgage note receivable secured by a first mortgage and security interest in the real property of Four Winds Hospital in Katonah (Westchester County), New York. The note has an initial term of ten years with two optional ten-year extension terms. The initial term maturity date is November 30, 2002. The annual interest rate on the note was 12.71%, 13.07% and 13.44%, in 1994, 1995 and 1996, respectively, and increases .36% annually thereafter until reaching 14.49% where it remains through maturity. Interest only is payable monthly.

     The Company has recorded a $7,950,000 reserve for impairment of its mortgage notes receivable and records interest on its mortgage notes as interest payments are received.

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

OTHER NOTES RECEIVABLE

     The Company provides financing at variable rates to certain psychiatric hospital operators under revolving credit agreements. The aggregate commitment under these credit agreements was $5,700,000 as of December 31, 1996. Borrowings under the credit agreements are subject to compliance with various covenants and are partially secured by accounts receivable and other personal property of the operators. As of December 31, 1996, $4,225,000 was outstanding under revolving credit agreements at a weighted average contractual interest rate of 11.25%. The weighted average amount of borrowings under revolving credit agreements outstanding during 1996 was $4,414,000 at a weighted average interest rate, reflecting deferrals, of 7.4% with a maximum of $4,475,000 outstanding during the year.

     The pricing and terms of other notes receivable are indicative of current rates and credit risk, and therefore, the current carrying amount of these financial instruments is a reasonable estimate of fair value.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

DIRECT FINANCING LEASES

     In connection with its investments in certain acute and long-term care properties, the Company also has provided equipment leasing for terms of five to seven years which are classified as direct financing leases. As of December 31, 1996, the Company's aggregate net investment in these direct financing leases was $3,695,000, represented by total minimum lease payments receivable of $4,423,000 less unearned income of $728,000. Future minimum annual lease payments under these leases for calendar years 1997 through 2001 are approximately $1,262,000, $1,262,000, $1,262,000, $624,000 and $13,000,
respectively.

DEBT

     Bank Loans Payable The Company has a $150 million unsecured revolving credit agreement with a syndicate of banks that matures on December 27, 1998 and bears an annual facility fee based on the total commitment. This agreement provides for interest on outstanding borrowings based on either LIBOR plus a margin or the prime rate plus, in certain circumstances, a margin. The margin on LIBOR or prime rate borrowings and the annual facility fee may vary and are dependent upon various conditions, including the Company's debt ratings and the level of borrowings outstanding. Currently, the Company is able to borrow at either LIBOR plus 87.5 basis points or the prime rate, and the annual facility fee is 25 basis points.

     The weighted average amount of borrowings under bank credit agreements outstanding during 1996, 1995 and 1994 was $21,622,000, $27,467,000 and
$5,404,000 at weighted average interest rates of 6.4%, 7.5% and 6.9%, respectively. The maximum amount outstanding under bank credit agreements in 1996, 1995 and 1994 was $53,000,000, $73,000,000 and $20,500,000, respectively.
As of December 31, 1996, the Company had $48,500,000 of borrowings outstanding under its bank credit agreement with a weighted average interest rate of 6.7%.

     The duration of borrowings under the Company's unsecured revolving credit agreement are generally less than 90 days at variable pricing indicative of current short-term borrowing rates. Accordingly, carrying amount is a reasonable estimate of fair value.

     Senior Notes Payable At December 31, 1996, the Company had $72 million of 11.45% unsecured senior notes payable outstanding that were issued pursuant to a $125 million private placement in 1989 and $80 million of 10.41% unsecured senior notes payable outstanding that were issued pursuant to a $100 million private placement in 1990. The weighted average amount of borrowings under these senior note issues during 1996, 1995 and 1994 was $178,250,000, $211,000,000 and
$225,000,000 at weighted average effective interest rates of 11.03%, 11.06% and 11.09%, respectively. In February 1997, the Company prepaid the $152 million outstanding balance of these senior note issues resulting in an extraordinary charge in the first quarter of 1997 of $11,427,000 consisting of a make-whole premium and other costs related to the prepayment.

     In January 1997, the Company completed a $220 million public debt offering of unsecured senior notes payable, issuing $100 million of notes with a coupon rate of 7.05% due January 15, 2002 (2002 Notes) and $120 million of notes with a coupon rate of 7.50% due January 15, 2007 (2007 Notes). The 2002 Notes and 2007 Notes were sold for $99,749,000 and $119,216,000, respectively, and have effective interest rates of approximately 7.34% and 7.74%, respectively. Interest is payable at the coupon rates semi-annually on January 15th and July 15th. The proceeds from the public debt offering were used to pay off the Company's two issues of private placement debt prior to its scheduled maturity and the Company's borrowings under its bank credit agreement.

     An estimate of rates currently available to the Company for debt with similar terms was used to determine the fair value of the Company's senior notes payable. As of December 31, 1996 and 1995, the estimated fair value of senior notes payable was $163 million and $215 million, respectively.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     Subordinated Convertible Bonds Payable The Company's Convertible Dual Currency Subordinated Bonds (the Swiss Bonds) were sold in Switzerland pursuant to public subscription in 1990. The Swiss Bonds have a coupon rate of 8.5% and are convertible at the option of the holder at any time until July 9, 2000 into shares of the Company's common stock at a conversion price of $23.45 per share and a fixed exchange rate of Sfr. 1.41 per U.S. $1.00. There were no conversions of Swiss Bonds in the last three years. Final redemption of the 1,491 remaining Swiss Bonds will be made in U.S. dollars of $7,455,000 on July 19, 2000 provided additional conversions or redemption have not occurred earlier. Interest on outstanding Swiss Bonds is payable annually in arrears in Swiss francs in July. Accrued and accreted interest is not paid on Swiss Bonds converted into common stock. The Company has reserved approximately 225,000 unissued shares of common stock for potential future Swiss Bond conversions.

     The fair value of the Company's subordinated convertible bonds payable is based on the quoted market price of the bonds as traded in Switzerland. As of December 31, 1996 and 1995, the estimated fair value of subordinated convertible bonds payable was $6,757,000 and $6,573,000, respectively.

     Debt Covenants Covenants and restrictions in the Company's various debt agreements include limitations on secured borrowings, restrictions covering the use of proceeds from asset sales and payments of dividends and requirements relating to the maintenance of specified financial covenants, including those relating to minimum tangible net worth, fixed charge coverage and ratios of liabilities to minimum tangible net worth and asset values.

     Annual Maturities The aggregate amount of maturities of the Company's outstanding debt at December 31, 1996, as adjusted for the sale of $220 million of senior notes in January 1997 and the prepayment of $152 million of senior notes in February 1997, is $7,455,000, $100,000,000 and $120,000,000 in 2000,
2002 and 2007, respectively.

     Interest Interest capitalized on construction in progress was $895,000, $198,000 and $883,000 in 1996, 1995 and 1994, respectively. Interest paid, net of interest capitalized, in 1996, 1995 and 1994 was $21,547,000, $26,232,000 and
$24,924,000, respectively.

PENSION PLANS

     The Company has a defined contribution pension plan covering all of its employees. Pension expense in 1996, 1995 and 1994 was $247,000, $238,000 and $207,000, respectively.

     The Company has an unfunded defined benefit pension plan covering non-employee members of its Board of Directors upon completion of sixty months of membership on the Board. The benefits, limited to ten years, are based on years of service and the annual base director fee in effect as of the date a director ceases to be a member of the Board.

     The following tables set forth the amounts recognized in the Company's financial statements:

          Actuarial present value of benefit obligations:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1996        1995
                                                         --------    --------
Vested benefit obligation..............................  $767,000    $721,000
                                                         --------    --------
Accumulated benefit obligation.........................  $800,000    $737,000
                                                         --------    --------
Projected benefit obligation...........................  $807,000    $762,000
Unrecognized prior service cost........................    (7,000)    (56,000)
Unrecognized net gain..................................   144,000      65,000
                                                         --------    --------
Pension liability......................................  $944,000    $771,000
                                                         ========    ========

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

          Components of net pension cost:

                                                 1996       1995       1994
                                               --------   --------   --------
Current service cost.........................  $ 95,000   $ 80,000   $ 70,000
Interest cost................................    53,000     50,000     39,000
Amortization of prior service cost...........    49,000     49,000     49,000
Amortization of net gain.....................        --    (18,000)    (9,000)
                                               --------   --------   --------
Net periodic pension cost....................  $197,000   $161,000   $149,000
                                               ========   ========   ========

     Discount rates of 7.5% and 7.0% for 1996 and 1995, respectively, and a 10.0% increase in annual base director fees once every five years were used in determining the actuarial present value of the projected benefit obligation. The discount rates used in determining the net pension cost for 1996, 1995 and 1994 were 7.0%, 8.5% and 7.0%, respectively.

STOCK INCENTIVE PLANS

     The Company's stock incentive plans provide for the issuance of up to 2,600,000 shares of stock to directors and key employees of the Company. There were 1,092,809 shares available to grant further stock incentives at December 31, 1996. Pursuant to the terms of the Company's stock incentive plans, stock options, restricted stock, deferred shares and dividend equivalent rights (DERs) were adjusted to reflect the Distribution.

     The following is a summary of stock incentives activity:

                                               CORE GROUP COMMON STOCK                PSYCHIATRIC GROUP DEPOSITARY SHARES
                                     -------------------------------------------   ------------------------------------------
                                        STOCK OPTIONS                                STOCK OPTIONS
                                     -------------------                           ------------------
                                                WEIGHTED   DEFERRED                          WEIGHTED   DEFERRED
                                      NUMBER    AVERAGE      AND                   NUMBER    AVERAGE      AND
                                        OF      EXERCISE     DER      RESTRICTED     OF      EXERCISE     DER      RESTRICTED
                                      SHARES     PRICE      SHARES      STOCK      SHARES     PRICE      SHARES      STOCK
                                     --------   --------   --------   ----------   -------   --------   --------   ----------
December 31, 1993..................   688,166    $25.22      9,198      43,884
  Granted/accumulated..............   174,964    $26.71     18,658       5,807
  Exercised/restrictions lapsed....   (90,000)   $21.81         --     (16,750)
  Expired/canceled.................   (20,000)   $31.19         --          --
                                     --------              -------     -------
December 31, 1994..................   753,130    $25.82     27,856      32,941         --         --         --          --
  Granted/accumulated..............   183,537    $20.86     37,885      14,859         --         --      1,668          --
  Adjustment for Distribution......        --    $22.60         --          --     93,668     $22.51      5,718       4,777
  Exercised/restrictions lapsed....   (77,547)   $22.34    (13,922)    (16,112)        --         --         --      (1,610)
  Expired/canceled.................  (142,190)   $23.56     (5,594)    (12,639)    (21,974)   $23.04     (2,179)     (1,263)
                                     --------              -------     -------     -------               ------      ------
December 31, 1995..................   716,930    $22.43     46,225      19,049     71,694     $22.35      5,207       1,904
  Granted/accumulated..............   161,651    $22.76     35,526       3,910         --         --      5,394          --
  Exercised/restrictions lapsed....   (12,500)   $19.28         --     (13,161)        --         --         --      (1,121)
                                     --------              -------     -------     -------               ------      ------
December 31, 1996..................   866,081    $22.54     81,751       9,798     71,694     $22.35     10,601         783
                                     ========              =======     =======     =======               ======      ======

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     The following is a summary of significant ranges of outstanding and exercisable options at December 31, 1996:

                                          OPTIONS OUTSTANDING
                            -----------------------------------------------       OPTIONS EXERCISABLE
                                        WEIGHTED AVERAGE                      ----------------------------
        RANGES OF           NUMBER OF      REMAINING       WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
     EXERCISE PRICES         SHARES     CONTRACTUAL LIFE    EXERCISE PRICE     SHARES      EXERCISE PRICE
     ---------------        ---------   ----------------   ----------------   ---------   ----------------
                                           (IN YEARS)
CORE GROUP COMMON STOCK
  $16.00 -- $21.50........   374,876          6.1               $19.81         273,877         $19.87
  $21.50 -- $27.00........   441,205          7.2               $23.79         305,702         $24.12
  $27.00 -- $32.50........    50,000          5.1               $32.06          50,000         $32.06
PSYCHIATRIC GROUP
 DEPOSITARY SHARES
  $16.00 -- $21.50........    36,123          5.8               $19.60          28,639         $19.77
  $21.50 -- $27.00........    30,571          6.3               $24.03          30,571         $24.03
  $27.00 -- $32.50........     5,000          5.1               $31.94           5,000         $31.94

     Restrictions on shares of restricted stock lapse each year following the date of award with respect to one-sixth, one-fifth, one-quarter or one-half of the total number of shares awarded, as the case may be. Expense is determined based on the market value at the date of award and is recognized over the period such restrictions lapse.

     The exercise price of stock options is equal to the fair market value of the shares on the dates the options were granted. Stock options granted to directors become exercisable immediately or over two years and stock options granted to key employees become exercisable over two to four years. Stock options terminate ten years from the date of grant. Options on 629,579, 536,815 and 611,987 shares of Core Group Common Stock were exercisable at December 31, 1996, 1995 and 1994 with weighted average exercise prices of $22.90, $23.29 and $25.67 per share, respectively. Options on 64,210 and 53,683 Psychiatric Group Depositary Shares were exercisable at December 31, 1996 and 1995 with weighted average exercise prices of $22.75 and $23.21 per share, respectively.

     DERs have been granted in tandem with some of the stock options granted to key employees. At each dividend declaration date, a calculation is made to determine the number of shares that could be acquired if dividends were paid on shares under option for a period of up to five years from the date of grant and on accumulated DER shares for a period of up to ten years from the date of grant, and such number of shares are accumulated for the benefit of option holders over the term of the option grant. Upon exercise or expiration of the related option, each option holder is entitled to receive additional shares equivalent to the accumulated number of related DER shares. Expense related to the DER shares is equal to the equivalent amount of dividends used to determine the number of DER shares. Directors may elect to receive payment of their annual Board fees on a deferred basis in the form of stock of the Company. These deferred shares, and related accumulated DER shares, are issued to the director making such an election at the end of each three-year deferral period. At December 31, 1996, substantially all deferred and DER shares were issuable upon exercise of the related vested options or otherwise unrestricted.

     Total stock-based compensation expense recognized under APB 25 in 1996, 1995 and 1994 was $1,251,000, $1,026,000 and $944,000, respectively.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     As determined under SFAS 123, the weighted average fair value at the date of grant for options to purchase Core Group Common Stock granted during 1996 was $4.84 per option. The weighted average fair value at the date of grant for options granted in 1995, adjusted to reflect the Distribution, was $5.32 per option for Core Group Common Stock and $5.28 per option for Psychiatric Group Depositary Shares. The fair value of options was estimated using an option pricing model with the following weighted average assumptions:

                                                              1996    1995
                                                              ----    ----
Expected life in years......................................   6.7     7.2
Risk-free interest rate.....................................  5.62%   7.67%
Expected volatility.........................................    15%     15%
Expected dividend yield --
  Options without DERs......................................     8%      8%
  Options with DERs.........................................     0%      0%

     The weighted average fair value at the date of grant for restricted and deferred shares of Core Group Common Stock granted during 1996 was $22.53 per share. The weighted average fair value at the date of grant for restricted and deferred shares granted in 1995, adjusted to reflect the Distribution, was $18.95 per share for Core Group Common Stock and $18.69 per share for Psychiatric Group Depositary Shares.

     If the fair value based method of accounting defined by SFAS 123 had been used to measure and recognize stock-based compensation expense, the pro forma effect on the reported amounts of net income and net income per share of the consolidated Company, the Core Group and the Psychiatric Group for 1996 and 1995 would not have been material. The pro forma effect for 1996 and 1995 may not be representative of the pro forma effect in future years because it does not take into consideration stock-based incentives granted prior to 1995.

PREFERRED STOCK PURCHASE RIGHTS PLAN

     On April 20, 1990, the Company distributed to shareholders one preferred stock purchase right (each a Right) for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of preferred stock, Series A, par value $.01 per share (the Series A Preferred Shares), of the Company at a price of $45. The Company's Psychiatric Group Depositary Shares do not include the Rights or entitle holders thereof to receive the Rights, which are applicable only to the Company's Core Group Common Stock. The total number of Rights currently issued or issuable, including Rights issuable in connection with common stock which may be issued under the Company's stock incentive plans and upon the conversion of the Company's outstanding Swiss Bonds, is approximately 25,721,000. Approximately 257,000 Series A Preferred Shares could be purchased upon the exercise of all Rights currently issued or issuable. The number of Rights outstanding and Series A Preferred Shares issuable upon exercise, as well as the Series A Preferred Share purchase price, are subject to customary antidilution adjustments.

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

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

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

DIVIDENDS

     A quarterly dividend of $.525 per share for Core Group Common Stock, or approximately $12,314,000, was declared by the Board of Directors on January 24, 1997, payable on February 24, 1997 to shareholders of record on February 10, 1997. A quarterly dividend of $.80 per share for Psychiatric Group Depositary Shares, or approximately $1,667,000, was declared by the Board of Directors on January 24, 1997, payable on February 24, 1997 to shareholders of record on February 10, 1997. The aggregate dividends of $13,981,000 have been reflected as dividends payable in the accompanying consolidated financial statements as of December 31, 1996. Dividends of $2.02 per share paid on Core Group Common Stock during the year ended December 31, 1996 are characterized as $1.84 of ordinary income and $.18 of return of capital for tax purposes. Dividends of $2.80 per share paid on Psychiatric Group Depositary Shares during the year ended December 31, 1996 are characterized as $2.55 of ordinary income and $.25 of return of capital for tax purposes.

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

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               FIRST      SECOND        THIRD        FOURTH
                                              QUARTER     QUARTER      QUARTER       QUARTER       TOTAL
                                              -------     -------     ----------     -------     ----------
                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1996
Consolidated --
Revenues.................................     $22,121     $21,927     $   22,138     $22,738     $   88,924
Net income...............................      10,751      10,669         11,151      11,808         44,379
Attributable to --
  Core Group Common Stock
     Revenues............................     $20,186     $20,181     $   20,344     $20,718     $   81,429
     Net income..........................       9,319       9,435          9,873      10,173         38,800
     Net income per share................         .40         .40            .42         .43           1.65
  Psychiatric Group Depositary Shares
     Revenues............................     $ 2,355     $ 2,173     $    2,219     $ 2,427     $    9,174
     Net income..........................       1,432       1,234          1,278       1,635          5,579
     Net income per share................         .68         .59            .61         .78           2.67
1995
Consolidated --
Revenues.................................     $21,731     $21,973     $   22,405     $25,121     $   91,230
Net income...............................       9,667       9,545(1)       9,884      13,285(2)      42,381
Attributable to --
  Core Group Common Stock
     Revenues............................     $19,575     $19,966     $   20,304     $23,068     $   82,913
     Net income..........................       7,976       8,206          8,235      11,690(2)      36,107
     Net income per share................         .38         .39            .39         .51           1.69
  Psychiatric Group Depositary Shares
     Revenues............................     $ 2,891     $ 2,441     $    2,534     $ 2,480     $   10,346
     Net income..........................       1,691       1,339(1)       1,649       1,595          6,274
     Net income per share................         .81         .64            .79         .76           3.00

---------------

(1) Includes costs related to the Distribution of $300,000.

(2) Includes a premium of $2,652,000 received in connection with the prepayment of a mortgage note receivable.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Annual Report on Form 10-K, and have issued our report thereon dated March 24, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado,
March 24, 1997.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

                        AMERICAN HEALTH PROPERTIES, INC.
                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                                                             GROSS CARRYING AMOUNT
                                             INITIAL COST TO COMPANY                       AT DECEMBER 31, 1996 (A)
                                             ------------------------                  ---------------------------------
                                                          BUILDINGS      SUBSEQUENT               BUILDINGS
                                  LICENSED                   AND          CAPITAL                    AND
DESCRIPTION & LOCATION              BEDS       LAND     IMPROVEMENTS    IMPROVEMENTS    LAND     IMPROVEMENTS    TOTAL
----------------------            --------   --------   -------------   ------------   -------   ------------   --------
Acute care general properties:
  Cheraw, South Carolina.........    66       $   720      $ 10,687       $    --      $   720     $ 10,687     $ 11,407
  Cleveland, Texas...............   104           300         8,000            --          300        8,000        8,300
  Victorville, California........    77         1,755        22,245         2,405        1,755       24,650       26,405
  Hickory, North Carolina........   275         1,247        38,753         5,449        1,247       44,202       45,449
  Irvine, California.............   177        17,987        57,013            --       17,987       57,013       75,000
  Miami, Florida.................   412         4,163        55,837         9,012        4,163       64,849       69,012
  Poplar Bluff, Missouri.........   201           404        19,596         3,566          404       23,162       23,566
  Bennettsville, South
    Carolina.....................   108           640         7,153            --          640        7,153        7,793
  Roswell, Georgia...............   167         4,149        20,851        21,191        4,149       42,042       46,191
  Palm Beach Gardens, Florida....   204         4,024        40,976           648        4,024       41,624       45,648
  Tarzana, California............   233        11,921        43,079        18,700       12,421       61,279       73,700
  San Angelo, Texas..............   171           165        15,867           420          255       16,197       16,452
  West Valley City, Utah.........   139         1,997        47,469            --        1,997       47,469       49,466
                                              -------      --------       -------      -------     --------     --------
                                               49,472       387,526        61,391       50,062      448,327      498,389
                                              -------      --------       -------      -------     --------     --------
Alzheimer's care property:
  Houston, Texas.................    96           225         3,420            55          225        3,475        3,700
                                              -------      --------       -------      -------     --------     --------
Assisted living properties:
  Walla Walla, Washington........    80           219         5,429            --          219        5,429        5,648
  El Paso, Texas.................    80           300         4,882            --          300        4,882        5,182
  Odessa, Texas..................    80           220         4,814            --          220        4,814        5,034
  Boise, Idaho...................    60           110         2,890            --          110        2,890        3,000
                                              -------      --------       -------      -------     --------     --------
                                                  849        18,015            --          849       18,015       18,864
                                              -------      --------       -------      -------     --------     --------
Medical office building:
  Murrieta, California...........   n/a           285         8,515            --          285        8,515        8,800
                                              -------      --------       -------      -------     --------     --------
Psychiatric properties:
  Tarpon Springs, Florida........   130         1,457         2,904         2,162        1,457        5,066        6,523
  Sunrise, Florida...............   100         3,325        15,209            --        3,325        8,609       11,934(d)
  Lemont, Illinois...............    60           440         8,372            --          440        6,065        6,505(c)
                                              -------      --------       -------      -------     --------     --------
                                                5,222        26,485         2,162        5,222       19,740       24,962
                                              -------      --------       -------      -------     --------     --------
Rehabilitation properties:
  Wichita, Kansas................    60         1,938        12,659            --        1,938       12,659       14,597
  Morgantown, West Virginia......    80            --        10,084         1,634           --       11,718       11,718
  Fayetteville, Arkansas.........    60           962         8,124            --          962        8,124        9,086
                                              -------      --------       -------      -------     --------     --------
                                                2,900        30,867         1,634        2,900       32,501       35,401
                                              -------      --------       -------      -------     --------     --------
Skilled nursing properties:
  Denver, Colorado...............   120           154         3,912            --          154        3,912        4,066
  Lakewood, Colorado.............   144           125         4,731            --          125        4,731        4,856
  Douglas, Arizona...............    64           175         2,446            --          175        2,446        2,621
  Safford, Arizona...............   128           100         4,834            --          100        4,834        4,934
                                              -------      --------       -------      -------     --------     --------
                                                  554        15,923            --          554       15,923       16,477
                                              -------      --------       -------      -------     --------     --------
                                              $59,507      $490,751       $65,242      $60,097     $546,496     $606,593
                                              =======      ========       =======      =======     ========     ========


                                   ACCUMULATED        DATE OF         DATE     DEPRECIABLE
DESCRIPTION & LOCATION             DEPRECIATION   CONSTRUCTION(B)   ACQUIRED      LIFE
----------------------             ------------   ---------------   --------   -----------
Acute care general properties:
  Cheraw, South Carolina.........     $   594       1982 - 1993     05/02/95    30 years
  Cleveland, Texas...............         889       1968 - 1986     01/03/94    27 years
  Victorville, California........       1,279       1994 - 1996     09/20/94    40 years
  Hickory, North Carolina........      10,920       1974 - 1993     02/27/87    38 years
  Irvine, California.............       8,136         1990          04/23/91    40 years
  Miami, Florida.................      15,503       1973 - 1994     02/27/87    38 years
  Poplar Bluff, Missouri.........       5,339       1980 - 1995     02/27/87    40 years
  Bennettsville, South
    Carolina.....................         397       1984 - 1993     05/02/95    30 years
  Roswell, Georgia...............       8,167       1983 - 1993     02/27/87    42 years
  Palm Beach Gardens, Florida....      10,188       1964 - 1992     02/27/87    40 years
  Tarzana, California............      15,115       1973 - 1994     02/27/87    34 years
  San Angelo, Texas..............       2,133       1960 - 1991     09/30/91    40 years
  West Valley City, Utah.........         927       1983 - 1990     05/16/96    32 years
                                      -------
                                       79,587
                                      -------
Alzheimer's care property:
  Houston, Texas.................          94         1995          12/21/95    40 years
                                      -------
Assisted living properties:
  Walla Walla, Washington........          62         1996          07/24/96    40 years
  El Paso, Texas.................          46         1996          08/23/96    40 years
  Odessa, Texas..................          35         1996          09/17/96    40 years
  Boise, Idaho...................          96         1994          09/01/95    40 years
                                      -------
                                          239
                                      -------
Medical office building:
  Murrieta, California...........         585         1991          04/01/94    40 years
                                      -------
Psychiatric properties:
  Tarpon Springs, Florida........       1,028       1928 - 1993     08/15/90    25 years
  Sunrise, Florida...............       2,534         1988          08/15/90    25 years
  Lemont, Illinois...............       1,126         1989          12/31/92    25 years
                                      -------
                                        4,688
                                      -------
Rehabilitation properties:
  Wichita, Kansas................       1,516         1992          03/16/92    40 years
  Morgantown, West Virginia......       1,582         1991-1994     02/25/91    40 years
  Fayetteville, Arkansas.........       1,117         1991          07/01/91    40 years
                                      -------
                                        4,215
                                      -------
Skilled nursing properties:
  Denver, Colorado...............         224         1971          06/13/95    27 years
  Lakewood, Colorado.............         209       1970 - 1974     06/13/95    35 years
  Douglas, Arizona...............         102         1982          07/28/95    34 years
  Safford, Arizona...............         196         1982          07/28/95    35 years
                                      -------
                                          731
                                      -------
                                      $90,139
                                      =======

---------------

(a) The cost basis of the properties for Federal income tax purposes is the same as the gross carrying amount; except for those properties for which a write-down was recorded in 1994 and the property in Cheraw, South Carolina for which the previous owner's basis of $3.7 million is required to be carried forward.
(b) Most properties have had improvements since their initial construction. The range of dates reflects the construction date of the original structures through the latest date of improvements.
(c) This property was conveyed to the Company in December 1992 in connection with the restructuring and forgiveness of a mortgage note receivable. The $21.4 million mortgage note receivable had been written down in June 1992 to $10 million. Subsequent recovery of a $1.1 million interest reserve fund from the mortgagee reduced the Company's recorded investment in the note to $8.8 million (net of unamortized fees) which became the Company's basis in the property upon its conveyance. The property was subsequently written down by $2.3 million, net in 1994.
(d) This property was written down by $6.6 million, net in 1994.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

                        AMERICAN HEALTH PROPERTIES, INC.
                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION ACTIVITY:

                                                    1996                      1995                      1994
                                           -----------------------   -----------------------   -----------------------
                                                      ACCUMULATED               ACCUMULATED               ACCUMULATED
                                             COST     DEPRECIATION     COST     DEPRECIATION     COST     DEPRECIATION
                                           --------   ------------   --------   ------------   --------   ------------
Balance at Beginning of Year.............  $595,876      $82,435     $565,995      $70,617     $543,093      $58,157
Acquisitions.............................        --           --       39,370           --       30,020           --
Cost of Real Estate Sold.................      (423)          --      (13,435)      (2,433)      (7,309)      (1,537)
Construction Projects Completed..........    15,864           --        3,645           --       15,000           --
Capital Improvements.....................     2,460           --          301           --        7,241           --
Real Estate Exchange.....................    (7,184)      (7,184)          --           --           --           --
Write-Down of Real Estate Investments....        --           --           --           --      (22,050)          --
Depreciation.............................        --       14,888           --       14,251           --       13,997
                                           --------      -------     --------      -------     --------      -------
Balance at End of Year...................  $606,593      $90,139     $595,876      $82,435     $565,995      $70,617
                                           ========      =======     ========      =======     ========      =======

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Health Properties, Inc.:

     We have audited the accompanying combined balance sheets of the Core Group (a business unit of American Health Properties, Inc.) as of December 31, 1996 and 1995, and the related combined statements of operations, total attributed equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the management of American Health Properties, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Core Group as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado,
March 24, 1997.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                       CORE GROUP COMBINED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
                                                                 (IN THOUSANDS)
                                      ASSETS
Real estate properties
  Buildings and improvements................................  $526,756    $514,283
  Accumulated depreciation..................................   (85,451)    (78,491)
                                                              --------    --------
                                                               441,305     435,792
  Land......................................................    54,875      56,631
  Construction in progress..................................     4,834       6,016
                                                              --------    --------
                                                               501,014     498,439
Direct financing leases.....................................     3,695       6,230
Revolving inter-Group loan to Psychiatric Group.............     4,183       5,263
Fixed rate inter-Group loan to Psychiatric Group............     9,175       9,175
Cash and short-term investments.............................     1,480       7,571
Receivables.................................................     6,260       6,520
Deferred financing costs and other assets...................     2,172       3,001
                                                              --------    --------
                                                              $527,979    $536,199
                                                              ========    ========
                ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY

Bank loans payable..........................................  $ 48,500    $     --
Subordinated convertible bonds payable......................     6,601       6,378
Senior notes payable........................................   152,000     201,000
Accounts payable and accrued liabilities....................     7,385       7,806
Dividends payable...........................................    12,314      11,838
Deferred income.............................................     4,003       4,230
                                                              --------    --------
                                                               230,803     231,252
                                                              --------    --------
Commitments and contingencies
Total attributed Core Group equity..........................   297,176     304,947
                                                              --------    --------
                                                              $527,979    $536,199
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                  CORE GROUP COMBINED STATEMENTS OF OPERATIONS

                                                                   YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                              1996           1995           1994
                                                            ---------      ---------      ---------
                                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
REVENUES
Rental income.............................................    $67,499        $64,740        $59,755
Mortgage interest income..................................         --            845             --
Additional rental income..................................     11,530         10,405          8,908
Other interest income.....................................        721          4,894          2,976
Interest income on inter-Group loans to Psychiatric
  Group...................................................      1,679          2,029          4,041
                                                              -------        -------        -------
                                                               81,429         82,913         75,680
                                                              -------        -------        -------
EXPENSES
Depreciation and amortization.............................     14,272         13,575         12,302
Interest expense..........................................     21,842         27,057         26,101
General and administrative................................      6,299          5,898          4,425
                                                              -------        -------        -------
                                                               42,413         46,530         42,828
Minority interest.........................................        216            276            304
                                                              -------        -------        -------
NET INCOME................................................    $38,800        $36,107        $32,548
                                                              =======        =======        =======
Net income per common share...............................    $  1.65        $  1.69        $  1.56
Weighted average common shares outstanding................     23,518         21,405         20,856
Dividends declared per common share.......................    $  2.04        $  1.99        $  1.88

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

           CORE GROUP COMBINED STATEMENTS OF TOTAL ATTRIBUTED EQUITY

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
BALANCES AT BEGINNING OF YEAR...............................  $304,947   $259,199   $263,832
Public offering of additional shares........................        --     50,317         --
Stock incentives, net.......................................     1,033      1,687        431
Exercise of stock options...................................       241      1,732      1,691
Net Income..................................................    38,800     36,107     32,548
Dividends...................................................   (47,845)   (44,095)   (39,303)
                                                              --------   --------   --------
BALANCES AT END OF YEAR.....................................  $297,176   $304,947   $259,199
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                  CORE GROUP COMBINED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996       1,995       1,994
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................  $ 38,800    $ 36,107    $ 32,548
Depreciation, amortization and other non-cash items........    16,415      15,717      14,175
Deferred income............................................      (315)       (305)        344
Change in receivables and other assets.....................       384        (625)       (214)
Change in accounts payable and accrued liabilities.........      (443)       (481)       (595)
                                                             --------    --------    --------
                                                               54,841      50,413      46,258
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties.....   (17,142)    (48,640)    (40,142)
Proceeds from sale of property.............................       423          --          --
Principal payment on mortgage note receivable..............        --      26,519          --
Construction loan fundings.................................        --      (5,136)    (23,180)
Construction loan paid.....................................        --          --      16,836
Direct financing leases....................................     2,535      (2,414)     (1,013)
Paydowns (fundings) on revolving inter-Group loan to
  Psychiatric Group........................................     1,086       4,001        (672)
Paydowns on fixed rate inter-Group loan to Psychiatric
  Group....................................................        --      10,825       6,044
Administrative capital expenditures........................       (55)        (96)       (183)
                                                             --------    --------    --------
                                                              (13,153)    (14,941)    (42,310)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable................    48,500     (14,500)     14,500
Principal payments on senior notes payable.................   (49,000)    (24,000)         --
Principal payments on mortgage notes payable...............        --          --     (14,468)
Financing costs paid.......................................      (150)       (919)       (248)
Proceeds from sale of stock................................        --      50,317          --
Proceeds from exercise of stock options....................       241       1,732       1,691
Dividends paid.............................................   (47,370)    (42,369)    (39,255)
                                                             --------    --------    --------
                                                              (47,779)    (29,739)    (37,780)
                                                             --------    --------    --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS.....    (6,091)      5,733     (33,832)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR.........     7,571       1,838      35,670
                                                             --------    --------    --------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR...............  $  1,480    $  7,571    $  1,838
                                                             ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

               NOTES TO CORE GROUP COMBINED FINANCIAL STATEMENTS

THE COMPANY

     American Health Properties, Inc., a Delaware corporation (the Company, which term refers to the Company and its subsidiaries unless the context otherwise requires), is a self-administered real estate investment trust (REIT) that commenced operations in 1987. The Company has investments in health care properties, including acute care, rehabilitation, long-term acute care and psychiatric hospitals, skilled nursing, assisted living and Alzheimer's care facilities and a medical office building.

     Distribution of Psychiatric Group Depositary Shares On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its common stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of common stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock. The Distribution was designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living and Alzheimer's care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. In connection with the Distribution, the Company directly assigned or, if not directly assigned, allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group, as more fully described below. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Core Group.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation The financial statements of the Core Group include the financial position, results of operations and cash flows of the Company's core investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living and Alzheimer's care facilities and a medical office building, an allocated portion of the Company's general and administrative expense, all corporate assets and liabilities and related transactions associated with the ongoing operations of the Company which are not separately identified with either operating group, an attributed amount of inter-Group loans receivable from the Psychiatric Group and an attributed amount of the Company's stockholders' equity. For purposes of computing per share data for periods prior to the actual Distribution, the number of shares of Core Group Common Stock are assumed to be the same as the corresponding number of shares of the Company's common stock prior to the Distribution. The Core Group financial statements are prepared using the amounts included in the Company's consolidated financial statements.

     Although the financial statements of the Core Group and the Psychiatric Group separately report the assets, liabilities (including contingent liabilities), stockholders' equity and items of income, expense and cash flow of the Company attributed to each such Group, such attribution does not affect the respective legal title to assets or responsibility for liabilities of the Company or any of its subsidiaries. Furthermore, such attribution does not affect the rights of creditors of the Company or any subsidiary, including rights under financing covenants.

     Each holder of Core Group Common Stock or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to risks associated with an investment in the Company and all of its businesses, assets and liabilities. Financial effects arising from one Group that affect the Company's consolidated results of operations, financial condition, cash flows or borrowing costs may also affect the results of operations, financial condition, cash flows or borrowing costs of the other Group. Net losses of either Group, as well as dividends and distributions on, and repurchases of, Core Group Common Stock or Psychiatric Group Depositary Shares will reduce the funds of the Company legally available for

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES dividends on both the Core Group Common Stock and Psychiatric Group Depositary Shares. Accordingly, the Core Group's financial statements should be read in conjunction with the Company's consolidated financial statements and the financial statements of the Psychiatric Group.

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

     Cash and Short-Term Investments Cash and short-term investments consist of cash and all highly liquid investments with an original maturity date of less than three months and are stated at cost which approximates fair value.

     Real Estate Properties The Core Group accounts for its property leases as operating leases. The Core Group records properties at cost and allocates the cost between land and buildings and improvements based on independent appraisals. Depreciation of Core Group real estate properties is recorded on a straight-line basis over the estimated useful lives of the buildings and improvements (27 to 42 years).

     Impairment of Real Estate Properties and Inter-Group Loans The Core Group reviews for the possible impairment of its real estate properties and inter-Group loans whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In general, an impairment of such assets would be indicated if the estimated future cash flows expected to result from the use of such assets and their eventual disposition is less than their carrying amounts.

     Deferred Income Fees received, net of related direct costs, associated with the origination or amendment of leases are deferred and amortized at a constant effective rate over the remaining initial term of the related leases.

     Deferred Costs Deferred financing costs are amortized over the term of the related debt at a constant effective rate.

     Stock-Based Compensation In 1996, the Core Group adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" which defines a fair value based method of accounting for stock-based compensation. As allowed by SFAS 123, the Core Group has elected to continue to measure employee stock-based compensation expense using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees".

     Federal Income Taxes The Company intends at all times to operate so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code. As such, the Company will not be subject to federal income tax.

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

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     Earnings and profits, which determine the taxable character of dividends paid to stockholders, differ from net income for financial reporting purposes due primarily to timing differences in the recognition of deferred income, real estate property write-downs, mortgage note impairment reserves and various accruals and differences between the estimated useful lives used to compute depreciation for financial statement purposes and a 40-year life generally used in determining earnings and profits. The cost basis of the Company's real estate properties is generally the same for financial reporting and earnings and profits purposes, except for properties written down for financial reporting purposes and properties for which the previous owner's basis is required to be carried forward for tax purposes.

CORPORATE ACTIVITIES, INTER-GROUP LOANS, THIRD-PARTY DEBT AND EQUITY

     Financial Activities As a matter of policy, the Company manages all financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance and repayment of all short-term and long-term debt; and the issuance of common and preferred stock. These activities are then attributed to the Core Group and the Psychiatric Group in the manner described herein.

     Historical Debt and Equity Transactions All third-party debt ($207,101,000 and $207,378,000 at December 31, 1996 and 1995, respectively) has been attributed to the Core Group. However, the Psychiatric Group was attributed (a) fixed rate inter-Group loans owing to the Core Group at December 31, 1994 of $20,000,000, an amount determined by the Board to be appropriate in relation to the assets and expected cash flow of the Psychiatric Group and its cash requirements and (b) revolving inter-Group loans owing to the Core Group at December 31, 1994 of $9,428,000, an amount equal to the outstanding borrowings owed to the Psychiatric Group from psychiatric hospital operators under revolving credit agreements at that date. As a result of such attributed inter-Group loans, and in light of the carrying value of each Group's assets and its other liabilities at December 31, 1994, the equity attributed to the Core Group at that date was $259,199,000 and the equity attributed to the Psychiatric Group at that date was $48,302,000.

     Historically, the Psychiatric Group was attributed inter-Group loans owing to the Core Group from the date of the first Psychiatric Group asset purchase in 1988 to December 31, 1994 in amounts equal to the Psychiatric Group's net cash requirements not otherwise funded by the proceeds of equity issuances attributed to the Psychiatric Group. All such inter-Group loans were initially designated as floating rate loans (with an interest rate equal to the prevailing prime rate plus 2%), but portions of such inter-Group loans were re-designated as fixed rate loans in amounts that corresponded with designated portions of third-party fixed rate senior debt issued by the Company from time to time (with an interest rate equal to that borne by third-party fixed rate senior debt plus 2%). Proceeds of equity issuances after 1988 were attributed to the Psychiatric Group in amounts determined to be appropriate in relation to the assets and expected cash flow of the Psychiatric Group, its cash requirements and its inter-Group debt at the time of such issuances. Equity proceeds attributed to the Psychiatric Group were deemed to correspondingly reduce inter-Group debt. In general, dividends paid by the Company were attributed to the Core Group and the Psychiatric Group on the basis of their respective contributions to funds from operations, excluding expenses associated with litigation, relocation, issuance of Psychiatric Group Depositary Shares and termination of purchase commitments which were not considered to be routine costs of ongoing operations.

     Third-Party Debt All of the Company's third-party debt has been attributed to the Core Group. This debt and its relevant terms are summarized in the following paragraphs.

     Bank loans payable The Company has a $150 million unsecured revolving credit agreement with a syndicate of banks that matures on December 27, 1998 and bears an annual facility fee based on the total commitment. This agreement provides for interest on outstanding borrowings based on either LIBOR plus a margin or the prime rate plus, in certain circumstances, a margin. The margin on LIBOR and prime rate borrowings and the annual facility fee may vary and are dependent upon various conditions, including the

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Company's debt ratings and the level of borrowings outstanding. Currently, the Company is able to borrow at either LIBOR plus 87.5 basis points or the prime rate, and the annual facility fee is 25 basis points.

     The weighted average amount of borrowings under bank credit agreements outstanding during 1996, 1995 and 1994 was $21,622,000, $27,467,000 and
$5,404,000 at weighted average interest rates of 6.4%, 7.5% and 6.9%, respectively. The maximum amount outstanding under bank credit agreements in 1996, 1995 and 1994 was $53,000,000, $73,000,000 and $20,500,000, respectively.
As of December 31, 1996, the Company had $48,500,000 of borrowings outstanding under its bank credit agreement with a weighted average interest rate of 6.7%.

     The duration of borrowings under the Company's unsecured revolving credit agreement are generally less than 90 days at variable pricing indicative of current short-term borrowing rates. Accordingly, carrying amount is a reasonable estimate of fair value.

     Senior notes payable At December 31, 1996, the Company had $72 million of 11.45% unsecured senior notes payable outstanding that were issued pursuant to a $125 million private placement in 1989 and $80 million of 10.41% unsecured senior notes payable outstanding that were issued pursuant to a $100 million private placement in 1990. The weighted average amount of borrowings under these senior note issues during 1996, 1995 and 1994 was $178,250,000, $211,000,000 and
$225,000,000 at weighted average effective interest rates of 11.03%, 11.06% and 11.09%, respectively. In February 1997, the Company prepaid the $152 million outstanding balance of these senior note issues resulting in an extraordinary charge in the first quarter of 1997 of $11,427,000 consisting of a make-whole premium and other costs related to the prepayment.

     In January 1997, the Company completed a $220 million public debt offering of unsecured senior notes payable, issuing $100 million of notes with a coupon rate of 7.05% due January 15, 2002 (2002 Notes) and $120 million of notes with a coupon rate of 7.50% due January 15, 2007 (2007 Notes). The 2002 Notes and 2007 Notes were sold for $99,749,000 and $119,216,000, respectively, and have effective interest rates of approximately 7.34% and 7.74%, respectively. Interest is payable at the coupon rates semi-annually on January 15th and July 15th. The proceeds from the public debt offering were used to pay off the Company's two issues of private placement debt prior to its scheduled maturity and the Company's borrowings under its bank credit agreement.

     An estimate of rates currently available to the Company for debt with similar terms was used to determine the fair value of the Company's senior notes payable. As of December 31, 1996 and 1995, the estimated fair value of senior notes payable was $163 million and $215 million, respectively.

     Subordinated convertible bonds payable The Company's Convertible Dual Currency Subordinated Bonds (the Swiss Bonds) were sold in Switzerland pursuant to public subscription in 1990. The Swiss Bonds have a coupon rate of 8.5% and are convertible at the option of the holder at any time until July 9, 2000 into shares of the Company's common stock at a conversion price of $23.45 per share and a fixed exchange rate of Sfr. 1.41 per U.S. $1.00. There were no conversions of Swiss Bonds in the last three years. Final redemption of the 1,491 remaining Swiss Bonds will be made in U.S. dollars of $7,455,000 on July 19, 2000 provided additional conversions or redemption have not occurred earlier. Interest on outstanding Swiss Bonds is payable annually in arrears in Swiss francs in July. Accrued and accreted interest is not paid on Swiss Bonds converted into common stock. The Company has reserved approximately 225,000 unissued shares of common stock for potential future Swiss Bond conversions.

     The fair value of the Company's subordinated convertible bonds payable is based on the quoted market price of the bonds as traded in Switzerland. As of December 31, 1996 and 1995, the estimated fair value of subordinated convertible bonds payable was $6,757,000 and $6,573,000, respectively.

     Debt covenants Covenants and restrictions in the Company's various debt agreements include limitations on secured borrowings, restrictions covering the use of proceeds from asset sales and payments of

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES dividends and requirements relating to the maintenance of specified financial covenants, including those relating to minimum tangible net worth, fixed charge coverage and ratios of liabilities to minimum tangible net worth and asset values.

     Annual maturities The aggregate amount of maturities of the Company's outstanding debt at December 31, 1996, as adjusted for the sale of $220 million of senior notes in January 1997 and the prepayment of $152 million of senior notes in February 1997, is $7,455,000, $100,000,000 and $120,000,000 in 2000,
2002 and 2007, respectively.

     Interest Interest capitalized on construction in progress was $895,000, $198,000 and $883,000 in 1996, 1995 and 1994, respectively. Interest paid, net of interest capitalized, in 1996, 1995 and 1994 was $21,547,000, $26,232,000 and
$24,924,000, respectively.

     Inter-Group Loans The weighted average outstanding amount of revolving inter-Group loans owed by the Psychiatric Group to the Core Group during 1996, 1995 and 1994 was $4,666,000, $5,497,000 and $9,106,000 at weighted average interest rates of 10.27%, 10.82% and 9.15%, respectively.

     The weighted average outstanding amount of fixed rate inter-Group loans owed by the Psychiatric Group to the Core Group during 1996, 1995 and 1994 was $9,175,000, $10,979,000 and $24,706,000 at a weighted average interest rate of 13% for all three years. There were no new fixed rate loans made to the Psychiatric Group during these three years. Paydowns were received from the proceeds of equity transactions in 1994 attributed to the Psychiatric Group and the net proceeds from sales of Psychiatric Group real estate investments in 1995 and 1994.

     Repayment of inter-Group loans by the Psychiatric Group is primarily dependent upon the amount and timing of sales of the Psychiatric Group's assets and paydowns received by the Psychiatric Group on borrowings provided to psychiatric hospital operators under revolving credit agreements. The Core Group received $4,325,000 of revolving inter-Group loan repayments and $10,825,000 of fixed rate inter-Group loan repayments in 1995 and $5,772,000 of fixed rate inter-Group loan repayments in 1994 from the Psychiatric Group as a result of such operator borrowing paydowns and asset sales.

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

     Fixed rate inter-Group loans owed by the Psychiatric Group to the Core Group are unsecured, bear interest at a fixed rate of approximately 13% per annum (which was equal to the weighted average interest rate on the Company's fixed rate senior debt issues at the time the loans were attributed plus 2%), and are prepayable without premium at any time, at the option of the Board.

     Revolving inter-Group loans owed by the Psychiatric Group to the Core Group are unsecured, bear interest at a floating rate equal to the prevailing prime rate plus 2% (10.25% at December 31, 1996) and are prepayable without premium at any time, at the option of the Board.

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

     Equity Transactions Subsequent to the Distribution Subsequent to the Distribution, the proceeds of Core Group Common Stock issuances as well as cash required to fund Core Group Common Stock dividends or repurchases are attributed solely to the Core Group and the proceeds of Psychiatric Group Depositary Share issuances (e.g., upon exercise of management stock options) as well as cash required to fund Psychiatric Group Depositary Share dividends or repurchases are attributed solely to the Psychiatric Group.

     General and Administrative Expenses General and administrative expenses of the Company that cannot be directly attributed to either Group are allocated to the Core Group and the Psychiatric Group on the basis of their respective contributions to revenues (excluding inter-Group revenues and revenues from investment dispositions), provided that at no time will such expenses allocated to either Group be less than $250,000. The Company's general and administrative expenses consist primarily of employment and related benefits, professional services, shareholder reporting, franchise taxes, travel and other related corporate activity.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

REAL ESTATE PROPERTIES

     The following table summarizes the Core Group's investment in health care real estate properties as of December 31, 1996:

                                                            BUILDINGS                        NET
                                                               AND         ACCUMULATED       BOOK
                                                 LAND      IMPROVEMENTS    DEPRECIATION     VALUE
                                                -------    ------------    ------------    --------
                                                                  (IN THOUSANDS)
ACUTE CARE GENERAL PROPERTIES:
Chesterfield General Hospital
  Cheraw, South Carolina......................  $   720      $ 10,687        $    594      $ 10,813
Cleveland Regional Medical Center
  Cleveland, Texas............................      300         8,000             889         7,411
Desert Valley Hospital
  Victorville, California.....................    1,755        24,650           1,279        25,126
Frye Regional Medical Center
  Hickory, North Carolina.....................    1,247        44,202          10,920        34,529
Irvine Medical Center
  Irvine, California..........................   17,987        57,013           8,136        66,864
Kendall Regional Medical Center
  Miami, Florida..............................    4,163        64,849          15,503        53,509
Lucy Lee Hospital
  Poplar Bluff, Missouri......................      404        23,162           5,339        18,227
Marlboro Park Hospital
  Bennettsville, South Carolina...............      640         7,153             397         7,396
North Fulton Regional Hospital
  Roswell, Georgia............................    4,149        42,042           8,167        38,024
Palm Beach Gardens Medical Center
  Palm Beach Gardens, Florida.................    4,024        41,624          10,188        35,460
Pioneer Valley Hospital
  West Valley City, Utah......................    1,997        47,469             927        48,539
Shannon Health System, St. John's Campus
  San Angelo, Texas...........................      255        16,197           2,133        14,319
Tarzana Regional Medical Center
  Tarzana, California.........................   12,421        61,279          15,115        58,585
                                                -------      --------        --------      --------
                                                 50,062       448,327          79,587       418,802
                                                -------      --------        --------      --------
ALZHEIMER'S CARE PROPERTY:
Pine Haven I Alzheimer's Community
  Houston, Texas..............................      225         3,475              94         3,606
                                                -------      --------        --------      --------
ASSISTED LIVING PROPERTIES:
Cambria Lodge
  El Paso, Texas..............................      300         4,882              46         5,136
Garrison Creek Lodge
  Walla Walla, Washington.....................      219         5,429              62         5,586
Sherwood Place
  Odessa, Texas...............................      220         4,814              35         4,999
Summer Wind Residence
  Boise, Idaho................................      110         2,890              96         2,904
                                                -------      --------        --------      --------
                                                    849        18,015             239        18,625
                                                -------      --------        --------      --------
MEDICAL OFFICE BUILDING:
Walsh Medical Arts Center
  Murrieta, California........................      285         8,515             585         8,215
                                                -------      --------        --------      --------

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                                                            BUILDINGS                        NET
                                                               AND         ACCUMULATED       BOOK
                                                 LAND      IMPROVEMENTS    DEPRECIATION     VALUE
                                                -------    ------------    ------------    --------
                                                                  (IN THOUSANDS)
REHABILITATION PROPERTIES:
HCA Wesley Rehabilitation Hospital
  Wichita, Kansas.............................    1,938        12,659           1,516        13,081
MountainView Regional Rehabilitation Hospital
  Morgantown, West Virginia...................       --        11,718           1,582        10,136
Northwest Arkansas Rehabilitation Hospital
  Fayetteville, Arkansas......................      962         8,124           1,117         7,969
                                                -------      --------        --------      --------
                                                  2,900        32,501           4,215        31,186
                                                -------      --------        --------      --------
SKILLED NURSING PROPERTIES:
Arkansas Manor Nursing Home
  Denver, Colorado............................      154         3,912             224         3,842
Cornerstone Care Center
  Lakewood, Colorado..........................      125         4,731             209         4,647
Douglas Manor
  Douglas, Arizona............................      175         2,446             102         2,519
Safford Care Center
  Safford, Arizona............................      100         4,834             196         4,738
                                                -------      --------        --------      --------
                                                    554        15,923             731        15,746
                                                -------      --------        --------      --------
                                                $54,875      $526,756        $ 85,451      $496,180
                                                =======      ========        ========      ========

     As of December 31, 1996, the Core Group had the following construction in progress:

                                                              FUNDED       REMAINING
                                                              TO DATE      COMMITMENT
                                                              -------      ----------
Comprehensive Care Hospital of Amarillo
  Amarillo, Texas...........................................   $2,029        $4,171
Pine Haven II Alzheimer's Community
  Sugar Land, Texas.........................................    2,805         1,619
                                                               ------        ------
                                                               $4,834        $5,790
                                                               ======        ======

     In the second quarter of 1996, the Core Group acquired an acute care property in West Valley City, Utah (Pioneer Valley Hospital) in exchange for its acute care properties in Jefferson, Louisiana (Elmwood Medical Center) and Halstead, Kansas (Halstead Hospital). The exchange was accounted for at the net book value of the properties exchanged. Pioneer Valley Hospital is leased to the same operator that had leased the two exchanged properties under comparable terms and at a lease rate equivalent to the combined lease rates of the two exchanged properties.

     The Core Group's properties are leased under "net" leases pursuant to which the lessees are responsible for all maintenance, repairs, taxes, and insurance of the leased properties. The leases provide for the payment of minimum base rent and additional rent during the fixed term and any renewal terms. Additional rent is generally based on the increase in annual gross revenues of the related facility or consumer price index as specified in the lease agreements.

     The Core Group has the right to approve capital expenditures at all properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. At December 31, 1996, the Core Group had no commitments to fund capital expenditures pursuant to these rights and obligations. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Core Group's increased investment.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     The Core Group has agreed to provide $13.8 million of real estate financing to an experienced operator of long-term acute care hospitals. Of this amount, $4.4 million has been specifically identified for a property in Houston, Texas. In addition, the Core Group has agreed to provide $50 million of real estate financing to an experienced operator of assisted living facilities. Approximately $29 million has been specifically identified for the construction of five properties located in four states which will be leased to the operator upon completion. The Core Group has also agreed to provide $17 million of real estate construction and lease financing for two skilled nursing properties in Las Vegas, Nevada to be operated by an experienced operator of skilled nursing facilities.

     Six of the Core Group's acute care properties are leased to subsidiaries of American Medical International, Inc. (AMI), a subsidiary of Tenet Healthcare Corporation. The six leases are covered by cross-default provisions and the lease obligations are unconditionally guaranteed by AMI. In 1996, revenues from these leases accounted for 55% of the Core Group's total revenues.

     Aggregate revenues from five leases maturing in 1999 accounted for 43% of the Core Group's total revenues in 1996. Four of these properties are leased to subsidiaries of AMI and the other property is leased to a subsidiary of Columbia/HCA Healthcare Corporation. Each such lease grants the operator options, exercisable on not less than six months notice, to extend the term of the lease for eight consecutive five-year renewal terms. Base and additional rent during the first three to four extended terms would be on the same terms and conditions as the current initial term. Minimum rent during the final four to five extended terms would be fair market rental but no separate additional rent. Each lease also grants the operator options, exercisable on not less than six months notice, to purchase the leased property at fair market value at the expiration of any term of the lease.

     Future minimum annual rentals under the Core Group's noncancellable operating leases for calendar years 1997 through 2001 and thereafter are approximately $68,700,000, $68,700,000, $45,800,000, $42,200,000, $40,100,000
and $90,000,000, respectively.

DIRECT FINANCING LEASES

     In connection with its investments in certain acute and long-term care properties, the Core Group also has provided equipment leasing for terms of five to seven years which are classified as direct financing leases. As of December 31, 1996, the Core Group's aggregate net investment in these direct financing leases was $3,695,000, represented by total minimum lease payments receivable of $4,423,000 less unearned income of $728,000. Future minimum annual lease payments under these leases for calendar years 1997 through 2001 are approximately $1,262,000, $1,262,000, $1,262,000, $624,000 and $13,000,
respectively.

PENSION PLANS

     The Company has a defined contribution pension plan covering all of its employees. Pension expense allocated to the Core Group in 1996, 1995 and 1994 was $222,000, $210,000 and $170,000, respectively.

     The Company has an unfunded defined benefit pension plan covering non-employee members of its Board of Directors upon completion of sixty months of membership on the Board. The benefits, limited to ten years, are based on years of service and the annual base director fee in effect as of the date a director ceases to be a member of the Board. Net periodic pension cost allocated to the Core Group in 1996, 1995 and 1994 was $177,000, $142,000 and $123,000,
respectively. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding this plan.

STOCK INCENTIVE PLANS

     The Company's stock incentive plans provide for the issuance of shares of the Company's stock to directors and key employees as stock incentives. Pursuant to the terms of the Company's stock incentive plans,

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES stock options, restricted stock, deferred shares and dividend equivalent rights
(DERs) were adjusted to reflect the Distribution. Total stock-based compensation expense recognized under APB 25 and allocated to the Core Group in 1996, 1995 and 1994 was $1,139,000, $961,000 and $777,000, respectively. If the fair value based method of accounting defined by SFAS 123 had been used to measure and recognize stock-based compensation expense, the pro forma effect on the reported amounts of net income and net income per share of the Core Group for 1996 and 1995 would not have been material. The pro forma effect for 1996 and 1995 may not be representative of the pro forma effect in future years because it does not take into consideration stock-based incentives granted prior to 1995. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding the Company's stock incentive plans.

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

DIVIDENDS

     A quarterly dividend of $.525 per share for Core Group Common Stock, or approximately $12,314,000, was declared by the Board of Directors on January 24, 1997, payable on February 24, 1997 to shareholders of record on February 10, 1997. This dividend has been reflected as dividends payable in the accompanying financial statements as of December 31, 1996. Dividends of $2.02 per share paid on Core Group Common Stock during the year ended December 31, 1996 are characterized as $1.84 of ordinary income and $.18 of return of capital for tax purposes.

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

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               FIRST    SECOND     THIRD    FOURTH
                                              QUARTER   QUARTER   QUARTER   QUARTER      TOTAL
                                              -------   -------   -------   -------     -------
                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1996
Revenues....................................  $20,186   $20,181   $20,344   $20,718     $81,429
Net income..................................    9,319     9,435     9,873    10,173      38,800
Net income per common share.................      .40       .40       .42       .43        1.65
1995
Revenues....................................  $19,575   $19,966   $20,304   $23,068     $82,913
Net income..................................    7,976     8,206     8,235    11,690(1)   36,107
Net income per common share.................      .38       .39       .39       .51        1.69

---------------

(1) Includes a premium of $2,652,000 received in connection with the prepayment of a mortgage note receivable.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Health Properties, Inc.:

     We have audited the accompanying combined balance sheets of the Psychiatric Group (a business unit of American Health Properties, Inc.) as of December 31, 1996 and 1995, and the related combined statements of operations, total attributed equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the management of American Health Properties, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Psychiatric Group as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado,
March 24, 1997.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                   PSYCHIATRIC GROUP COMBINED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
                                                                (IN THOUSANDS)
                                     ASSETS
Real estate properties
  Buildings and improvements................................  $19,740    $19,740
  Accumulated depreciation..................................   (4,688)    (3,944)
                                                              -------    -------
                                                               15,052     15,796
  Land......................................................    5,222      5,222
                                                              -------    -------
                                                               20,274     21,018
Mortgage notes receivable, net..............................   37,787     37,851
Other notes receivable......................................    4,457      4,915
Receivables.................................................      621        621
Other assets................................................      122        150
                                                              -------    -------
                                                              $63,261    $64,555
                                                              =======    =======
               ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Revolving inter-Group loan from Core Group..................  $ 4,183    $ 5,263
Fixed rate inter-Group loan from Core Group.................    9,175      9,175
Accounts payable and accrued liabilities....................       --        151
Dividends payable...........................................    1,667      1,668
Deferred income.............................................      273        185
                                                              -------    -------
                                                               15,298     16,442
                                                              -------    -------
Commitments and contingencies

Total attributed Psychiatric Group equity...................   47,963     48,113
                                                              -------    -------
                                                              $63,261    $64,555
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

              PSYCHIATRIC GROUP COMBINED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                               1996          1995            1994
                                                             --------      ---------      ----------
                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
REVENUES
Rental income..............................................    $1,989        $ 3,053        $  7,977
Mortgage interest income...................................     5,980          5,887           5,787
Additional rental and interest income......................       812            720             598
Other interest income......................................       393            686           1,026
                                                               ------        -------        --------
                                                                9,174         10,346          15,388
                                                               ------        -------        --------
EXPENSES
Depreciation and amortization..............................       744            802           1,801
Interest expense on inter-Group loans from Core Group......     1,679          2,029           4,041
General and administrative.................................     1,172            941             951
Targeted stock issuance costs..............................        --            300           1,450
Write-down of real estate investments......................        --             --          30,000
                                                               ------        -------        --------
                                                                3,595          4,072          38,243
                                                               ------        -------        --------
NET INCOME (LOSS)..........................................    $5,579        $ 6,274        $(22,855)
                                                               ======        =======        ========
Net income (loss) per depositary share.....................    $ 2.67        $  3.00        $ (10.96)
Weighted average depositary shares outstanding.............     2,093          2,091           2,086
Dividends declared per depositary share....................    $ 2.80        $  3.20        $   4.16

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

        PSYCHIATRIC GROUP COMBINED STATEMENTS OF TOTAL ATTRIBUTED EQUITY

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1996      1995       1994
                                                              -------   -------   --------
                                                                     (IN THOUSANDS)
BALANCES AT BEGINNING OF YEAR...............................  $48,113   $48,302   $ 79,471
Stock incentives, net.......................................      107       229         93
Exercise of stock options...................................       --        --        272
Distribution of Psychiatric Group Preferred Stock...........       --       (18)        --
Net income (loss)...........................................    5,579     6,274    (22,855)
Dividends...................................................   (5,836)   (6,674)    (8,679)
                                                              -------   -------   --------
BALANCES AT END OF YEAR.....................................  $47,963   $48,113   $ 48,302
                                                              =======   =======   ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

              PSYCHIATRIC GROUP COMBINED STATEMENTS OF CASH FLOWS

                                                               1996        1995        1994
                                                              -------    --------    --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $ 5,579    $  6,274    $(22,855)
Depreciation, amortization and other non-cash items.........      856         867       1,866
Deferred income.............................................      (53)        (35)        (75)
Write-down of real estate investments.......................       --          --      30,000
Change in receivables and other assets......................       28         (11)       (169)
Change in accounts payable and accrued liabilities..........      (10)        (37)        (41)
                                                              -------    --------    --------
                                                                6,400       7,058       8,726
                                                              -------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties......       --        (693)         --
Proceeds from sale of properties............................       --      10,825       5,772
Principal payments on mortgage notes receivable.............       64          24          --
Other notes receivable......................................      458       4,513        (830)
                                                              -------    --------    --------
                                                                  522      14,669       4,942
                                                              -------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on revolving inter-Group loan from
  Core Group................................................   (1,086)     (4,001)        672
Payments on fixed rate inter-Group loan from Core Group.....       --     (10,825)     (6,044)
Proceeds from exercise of stock options.....................       --          --         272
Cash paid in lieu of fractional shares......................       --         (18)         --
Dividends paid..............................................   (5,836)     (6,883)     (8,568)
                                                              -------    --------    --------
                                                               (6,922)    (21,727)    (13,668)
                                                              -------    --------    --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS......       --          --          --
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR..........       --          --          --
                                                              -------    --------    --------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR................  $    --    $     --    $     --
                                                              =======    ========    ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

            NOTES TO PSYCHIATRIC GROUP COMBINED FINANCIAL STATEMENTS

THE COMPANY

     American Health Properties, Inc., a Delaware corporation (the Company, which term refers to the Company and its subsidiaries unless the context otherwise requires), is a self-administered real estate investment trust (REIT) that commenced operations in 1987. The Company has investments in health care properties, including acute care, rehabilitation, long-term acute care and psychiatric hospitals, skilled nursing, assisted living and Alzheimer's care facilities and a medical office building.

     Distribution of Psychiatric Group Depositary Shares On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its common stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of common stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock. The Distribution was designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living and Alzheimer's care facilities and a medical office building (the Core Group) into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. In connection with the Distribution, the Company directly assigned or, if not directly assigned, allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Psychiatric Group and Core Group, as more fully described below. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Core Group.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation The financial statements of the Psychiatric Group include the financial position, results of operations and cash flows of the Company's psychiatric hospital investments, an allocated portion of the Company's general and administrative expense, an attributed amount of inter-Group debt payable to the Core Group and an attributed amount of the Company's stockholders' equity. For purposes of computing per share data for periods prior to the actual Distribution, the number of Psychiatric Group Depositary Shares are assumed to be one-tenth of the corresponding number of shares of the Company's common stock prior to the Distribution. The Psychiatric Group financial statements are prepared using the amounts included in the Company's consolidated financial statements.

     Although the financial statements of the Psychiatric Group and the Core Group separately report the assets, liabilities (including contingent liabilities), stockholders' equity and items of income, expense and cash flow of the Company attributed to each such Group, such attribution does not affect the respective legal title to assets or responsibility for liabilities of the Company or any of its subsidiaries. Furthermore, such attribution does not affect the rights of creditors of the Company or any subsidiary, including rights under financing covenants.

     Each holder of Psychiatric Group Depositary Shares or Core Group Common Stock is a holder of an issue of capital stock of the entire Company and is subject to risks associated with an investment in the Company and all of its businesses, assets and liabilities. Financial effects arising from one Group that affect the Company's consolidated results of operations, financial condition, cash flows or borrowing costs may also affect the results of operations, financial condition, cash flows or borrowing costs of the other Group. In addition, net losses of either Group, as well as dividends and distributions on, and repurchases of, Psychiatric Group Depositary Shares or Core Group Common Stock will reduce the funds of the Company legally available for dividends on both the Psychiatric Group Depositary Shares and Core Group Common Stock. Accordingly, the Psychiatric Group's financial statements should be read in conjunction with the Company's consolidated financial statements and the financial statements of the Core Group.

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

     Real Estate Properties The Psychiatric Group accounts for its property leases as operating leases. The Psychiatric Group records properties at cost and allocates the cost between land and buildings and improvements based on independent appraisals. Depreciation of Psychiatric Group real estate properties is recorded on a straight-line basis over 21 years, the estimated useful lives of the buildings and improvements.

     Impairment of Real Estate Properties and Notes Receivable The Psychiatric Group reviews for the possible impairment of its real estate properties and notes receivable whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In general, an impairment of such assets would be indicated if the estimated future cash flows expected to result from the use of such assets and their eventual disposition is less than their carrying amounts.

     Deferred Income Fees received, net of related direct costs, associated with the origination or amendment of leases and mortgages are deferred and amortized at a constant effective rate over the remaining initial term of the related leases and mortgage notes receivable.

     Stock-Based Compensation In 1996, the Psychiatric Group adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" which defines a fair value based method of accounting for stock-based compensation. As allowed by SFAS 123, the Psychiatric Group has elected to continue to measure employee stock-based compensation expense using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees".

     Federal Income Taxes The Company intends at all times to operate so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code. As such, the Company will not be subject to federal income tax.

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

     Earnings and profits, which determine the taxable character of dividends paid to stockholders, differ from net income for financial reporting purposes due primarily to timing differences in the recognition of deferred income, real estate property write-downs, mortgage note impairment reserves and various accruals and differences between the estimated useful lives used to compute depreciation for financial statement purposes and a 40-year life generally used in determining earnings and profits. The cost basis of the Company's real estate properties is generally the same for financial reporting and earnings and profits purposes, except for properties written down for financial reporting purposes and properties for which the previous owner's basis is required to be carried forward for tax purposes.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CORPORATE ACTIVITIES, INTER-GROUP LOANS, THIRD-PARTY DEBT AND EQUITY

     Financial Activities As a matter of policy, the Company manages all financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance and repayment of all short-term and long-term debt; and the issuance of common and preferred stock. These activities are then attributed to the Core Group and the Psychiatric Group in the manner described herein.

     Historical Debt and Equity Transactions All third-party debt ($207,101,000 and $207,378,000 at December 31, 1996 and 1995, respectively) has been attributed to the Core Group. However, the Psychiatric Group was attributed (a) fixed rate inter-Group loans owing to the Core Group at December 31, 1994 of $20,000,000, an amount determined by the Board to be appropriate in relation to the assets and expected cash flow of the Psychiatric Group and its cash requirements and (b) revolving inter-Group loans owing to the Core Group at December 31, 1994 of $9,428,000, an amount equal to the outstanding borrowings owed to the Psychiatric Group from psychiatric hospital operators under revolving credit agreements at that date. As a result of such attributed inter-Group loans, and in light of the carrying value of each Group's assets and its other liabilities at December 31, 1994, the equity attributed to the Core Group at that date was $259,199,000 and the equity attributed to the Psychiatric Group at that date was $48,302,000.

     Historically, the Psychiatric Group was attributed inter-Group loans owing to the Core Group from the date of the first Psychiatric Group asset purchase in 1988 to December 31, 1994 in amounts equal to the Psychiatric Group's net cash requirements not otherwise funded by the proceeds of equity issuances attributed to the Psychiatric Group. All such inter-Group loans were initially designated as floating rate loans (with an interest rate equal to the prevailing prime rate plus 2%), but portions of such inter-Group loans were re-designated as fixed rate loans in amounts that corresponded with designated portions of third-party fixed rate senior debt issued by the Company from time to time (with an interest rate equal to that borne by third-party fixed rate senior debt plus 2%). Proceeds of equity issuances after 1988 were attributed to the Psychiatric Group in amounts determined to be appropriate in relation to the assets and expected cash flow of the Psychiatric Group, its cash requirements and its inter-Group debt at the time of such issuances. Equity proceeds attributed to the Psychiatric Group were deemed to correspondingly reduce inter-Group debt. In general, dividends paid by the Company were attributed to the Core Group and the Psychiatric Group on the basis of their respective contributions to funds from operations, excluding expenses associated with litigation, relocation, issuance of Psychiatric Group Depositary Shares and termination of purchase commitments which were not considered to be routine costs of ongoing operations.

     Third-Party Debt All of the Company's third-party debt has been attributed to the Core Group; however, the Psychiatric Group, together with the Core Group, is subject to all of the terms, restrictions and covenants relating to such third-party debt. These include limitations on secured borrowings, restrictions covering the use of proceeds from asset sales and payments of dividends and requirements relating to the maintenance of specified financial covenants, including those relating to minimum tangible net worth, fixed charge coverage and ratios of liabilities to minimum tangible net worth and asset values. The third-party debt attributed to the Core Group at December 31, 1996 includes $152,000,000 of unsecured senior notes payable and $6,601,000 of subordinated convertible bonds payable. The aggregate amount of maturities of the Company's outstanding third-party debt at December 31, 1996, as adjusted for the sale of $220 million of senior notes in January 1997 and the prepayment of $152 million of senior notes in February 1997, is $7,455,000, $100,000,000 and $120,000,000
in 2000, 2002 and 2007, respectively. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding the Company's third-party debt.

     Inter-Group Loans The weighted average outstanding amount of revolving inter-Group loans owed by the Psychiatric Group to the Core Group during 1996, 1995 and 1994 was $4,666,000, $5,497,000 and $9,106,000 at weighted average interest rates of 10.27%, 10.82% and 9.15%, respectively.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     The weighted average outstanding amount of fixed rate inter-Group loans owed by the Psychiatric Group to the Core Group during 1996, 1995 and 1994 was $9,175,000, $10,979,000 and $24,706,000 at a weighted average interest rate of 13% for all three years. There were no new fixed rate loans made to the Psychiatric Group during these three years. Paydowns were funded with the proceeds of equity transactions in 1994 attributed to the Psychiatric Group and the net proceeds from sales of Psychiatric Group real estate investments in 1995 and 1994.

     Repayment of inter-Group loans by the Psychiatric Group is primarily dependent upon the amount and timing of sales of the Psychiatric Group's assets and paydowns received by the Psychiatric Group on borrowings provided to psychiatric hospital operators under revolving credit agreements. The Psychiatric Group made $4,325,000 of revolving inter-Group loan repayments and $10,825,000 of fixed rate inter-Group loan repayments in 1995 and $5,772,000 of fixed rate inter-Group loan repayments in 1994 to the Core Group as a result of such operator borrowing paydowns and asset sales.

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

     Fixed rate inter-Group loans owed by the Psychiatric Group to the Core Group are unsecured, bear interest at a fixed rate of approximately 13% per annum (which was equal to the weighted average interest rate on the Company's fixed rate senior debt issues at the time the loans were attributed plus 2%) and are prepayable without premium at any time, at the option of the Board.

     Revolving inter-Group loans owed by the Psychiatric Group to the Core Group are unsecured, bear interest at a floating rate equal to the prevailing prime rate plus 2% (10.25% at December 31, 1996) and are prepayable without premium at any time, at the option of the Board.

     The carrying amounts of the inter-Group loans owed by the Psychiatric Group to the Core Group are a reasonable estimate of fair value, as the pricing and terms of the loans are indicative of current rates and credit risk.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     Cash received by the Psychiatric Group in excess of required repayments of inter-Group loans owed by the Psychiatric Group may, at the option of the Company's Board, be advanced to the Core Group as revolving inter-Group loans (to the extent such cash can be used beneficially by the Core Group) or otherwise be invested on behalf of the Psychiatric Group. Revolving inter-Group loans owed by the Core Group to the Psychiatric Group bear interest at a floating rate equal to the weighted average interest rate borne by the Company's revolving debt (or, for periods in which there is no such revolving debt outstanding, the interest rate at which the Company could borrow on a revolving basis), and are prepayable without premium at any time, at the option of the Board.

     Nothing in the foregoing policies obligates the Board to cause the Core Group to provide funds to the Psychiatric Group if the Board determines it is in the best interests of the Company not to do so.

     Equity Transactions Subsequent to the Distribution Subsequent to the Distribution, the proceeds of Core Group Common Stock issuances as well as cash required to fund Core Group Common Stock dividends or repurchases are attributed solely to the Core Group, and the proceeds of Psychiatric Group Depositary Share issuances (e.g., upon exercise of management stock options) as well as cash required to fund Psychiatric Group Depositary Share dividends or repurchases are attributed solely to the Psychiatric Group.

     General and Administrative Expenses General and administrative expenses of the Company that cannot be directly attributed to either Group are allocated to the Psychiatric Group and the Core Group on the basis of their respective contributions to revenues (excluding inter-Group revenues and revenues from investment dispositions), provided that at no time will such expenses allocated to either Group be less than $250,000. All general and administrative expenses allocated to the Psychiatric Group are paid currently, regardless of when such expenses are paid to third parties by the Company. As such, the Psychiatric Group financial statements do not reflect any liabilities for such allocated general and administrative expenses. The Company's general and administrative expenses consist primarily of employment and related benefits, professional services, shareholder reporting, franchise taxes, travel and other related corporate activity.

PSYCHIATRIC BUSINESS

     Fundamental changes in the psychiatric industry continue to negatively impact the facility-specific operating cash flow at the Psychiatric Group's properties. Institutions responsible for providing insurance coverage to patients who use inpatient psychiatric treatment services have directed efforts toward decreasing their payments for such services, thereby reducing hospital operating revenues. Some cost-cutting measures used by such institutions include decreasing the inpatient length of stay, intensively reviewing utilization, directing patients from inpatient care to outpatient care and negotiating reduced reimbursement rates for services. The wider use of psychotropic drugs also has resulted in significant declines in the average length of stay. In addition, aggressive program compliance enforcement and increased scrutiny of past and current billing practices has resulted in the litigation of some providers and significant negative publicity which has further exacerbated the financial and operational difficulties of providers. Although the operators of the psychiatric hospitals are responding by increasing case management, developing lower cost outpatient and daypatient programs and reducing operating costs, their efforts are generally not consistently mitigating the negative impact of these fundamental psychiatric industry changes. As a result, certain of the Psychiatric Group hospital operators have not met their contractual payment obligations to the Psychiatric Group as scheduled and there can be no assurance that Psychiatric Group operators will be able to meet such payment obligations in the future.

     The Psychiatric Group currently is providing financing under revolving credit agreements to the operators of three of its psychiatric hospitals. As of December 31, 1996, outstanding borrowings under such agreements totaled $4,225,000, and the Psychiatric Group has committed to fund an additional $1,475,000 of borrowings upon request, subject to certain conditions. These borrowings, which are partially secured by accounts receivable and certain personal property and which contain events of default that would be triggered by

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES defaults under the lease relating to the relevant psychiatric hospital, are the primary source of financing for these operators' operating and capital needs. These psychiatric hospitals have, from time to time, been unable to generate sufficient cash flow for working capital and the development of new programs. In certain cases, these psychiatric hospitals have not been able to pay down the outstanding borrowings under the revolving credit agreements provided by the Psychiatric Group or to secure replacement financing from third-party lenders and there can be no assurance that such operators will be able to fund such obligations when they become due. To the extent the psychiatric hospitals have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's Board of Directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital operator, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then-existing policies), although the Company's Board of Directors is under no obligation to do so.

     As more fully discussed under "Real Estate Properties" and "Mortgage Notes Receivable", the fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant psychiatric investment write-downs in 1992 and 1994 and the periodic restructuring of psychiatric operator payment obligations. Although management currently believes that the recorded investments in the psychiatric hospitals are realizable, if the psychiatric operators are unable to successfully adapt to the fundamental ongoing changes in the psychiatric industry and consistently mitigate the negative impact of such changes on their financial performance, the Psychiatric Group may be required to further restructure payment obligations, identify and pursue alternative uses for the properties and/or make additional write-downs of the value of its investments in the psychiatric hospitals. The Psychiatric Group does not intend to make new investments, and over time, may sell, restructure or seek other means to reduce its investments. The Psychiatric Group has sold three of its psychiatric properties since September 1994 and expects to use the net proceeds of any future sales to repay then outstanding inter-Group loans or other debt owed by the Psychiatric Group and to distribute all remaining net proceeds, if any, in cash or common stock to holders of Psychiatric Group Depositary Shares.

     The Psychiatric Group's dividend is determined quarterly based upon each quarter's operating results. Any significant advance of additional funds to operators of the Psychiatric Group's properties, modification of terms covering the rental or interest obligations of its properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares.

REAL ESTATE PROPERTIES

     The following table summarizes the Psychiatric Group's investment in health care real estate properties as of December 31, 1996:

                                                              BUILDINGS
                                                                 AND        ACCUMULATED       NET
                                                     LAND    IMPROVEMENTS   DEPRECIATION   BOOK VALUE
                                                    ------   ------------   ------------   ----------
                                                                     (IN THOUSANDS)
PSYCHIATRIC PROPERTIES:
Northpointe Behavioral Health System
  Tarpon Springs, Florida.........................  $1,457     $ 5,066         $1,028       $ 5,495
The Retreat
  Sunrise, Florida................................   3,325       8,609          2,534         9,400
Rock Creek Center
  Lemont, Illinois................................     440       6,065          1,126         5,379
                                                    ------     -------         ------       -------
                                                    $5,222     $19,740         $4,688       $20,274
                                                    ======     =======         ======       =======

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     The total revenues, including interest income from other notes receivable, from each of the above psychiatric excluding Northpointe Behavioral Health System (Northpointe), were in excess of 10% of total Psychiatric Group revenues in 1996.

     In March 1995, the Psychiatric Group restructured the terms of its two Florida psychiatric hospital investments. Pursuant to the restructuring, which was effective January 1, 1995, the annual minimum rental obligation of The Retreat psychiatric hospital in Sunrise, Florida was reduced from $2,359,000 to $1,100,000, and the annual minimum rental obligation of Northpointe in Tarpon Springs, Florida was reduced from $855,000 to $600,000.

     At the beginning of 1996, the owner of the Florida facilities retained the Intensive Resource Division of Quorum Health Resources, Inc. (Quorum), a subsidiary of Quorum Health Group, Inc., to operate both hospitals on a contract basis. The owner had previously become aware of and was monitoring potential wide-ranging objections by several large insurance companies with respect to claims presented for services rendered. Additionally, there had been negative stories in the national media and the local press in Florida on psychiatric care provided in Florida, including criticism of admissions policies and practice patterns at psychiatric hospitals in the state generally, and at these two hospitals. Legislative hearings had been held in Florida on these issues, and various regulatory investigations likely had been conducted or initiated. The hospitals were also experiencing operational and cash flow difficulties which negatively impacted their ability to fund their rental and interest obligations to the Psychiatric Group as they became due. Quarterly contractual base rent and interest obligations of Northpointe and The Retreat total approximately $200,000 and $278,000 ($.10 and $.13 per Psychiatric Group Depositary Share), respectively.

     During 1996, the Psychiatric Group modified its agreements with the owner to allow for the deferral of rent and interest payments of Northpointe while certain restructuring and restaffing of the facility occurred. Pursuant to the deferral arrangements, Northpointe's monthly contractual base rent payments of $50,000 were deferred from February 1996 through September 1996 and such deferred payments were scheduled to become payable twelve months from the month of deferral. In accordance with the terms of the deferral arrangements, Northpointe resumed making its full monthly contractual base rent payments of $50,000 on October 1, 1996. In addition, Northpointe's monthly contractual interest payments of $16,600 were deferred from February 1996 until March 1, 1997 on which date all such deferred interest was scheduled to be paid in full. Northpointe's deferred obligations are not recognized as income by the Psychiatric Group until such time as they are paid. Northpointe's rent and interest deferrals in 1996 amounted to approximately $.28 per Psychiatric Group Depositary Share.

     In late 1996, the owner of Northpointe and The Retreat was named, together with other operators of other psychiatric facilities in Florida, in a lawsuit filed by several large insurance companies alleging widespread irregularities with respect to operations in years prior to 1995. Adverse publicity from the lawsuit appears to have exacerbated the operational and financial difficulties of Northpointe. The census at Northpointe in 1997 has been significantly below the levels projected by the owner at the end of 1996. As a result, the facility is experiencing substantial cash flow and operational difficulties. Although Northpointe had made its monthly contractual base rent payments of $50,000 during the fourth quarter of 1996 and for January 1997, it has been unable to pay its subsequent monthly contractual rent and interest obligations or its deferred rent and interest obligations. The Psychiatric Group has not further modified the Northpointe lease or revolving credit agreement, although further modification may be necessary. The owner recently appointed a new executive director and marketing director for the facility; however in view of the facility's current financial difficulties, there can be no assurance that the efforts under way will be successful in rebuilding the census and cash flow for 1997 to a level sufficient to allow the facility to meet its obligations.

     The Psychiatric Group is continuing to closely monitor this situation. The Psychiatric Group remains committed to maximizing the value of its investment in Northpointe and believes the highest value for the property is most likely as a health care facility. However, in view of the rapidly changing circumstances at the

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES facility, the Psychiatric Group, in conjunction with its financial advisor, is evaluating a range of possibilities including alternative uses for the facility and its related land. At December 31, 1996, the Psychiatric Group's total investment in Northpointe was $7,170,000 consisting of a net investment in the real estate of $5,495,000 and advances under a revolving credit agreement of $1,675,000. The volatility of the current circumstances may not allow for an orderly evaluation and pursuit of the various alternatives, and accordingly there can be no assurance that the financial results from a restructured arrangement as a psychiatric facility, an alternative use or a disposition will allow the realization of the Psychiatric Group's recorded investment in Northpointe.

     At December 31, 1996, the Psychiatric Group's total investment in The Retreat was $9,450,000 consisting of a net investment in the real estate of $9,400,000 and advances under a revolving credit agreement of $50,000. The Retreat made all of its contractual rent and interest payments to the Psychiatric Group in 1996. Adverse publicity from the aforementioned lawsuit currently appears to be having a less severe impact on The Retreat, however, the facility has still experienced some deterioration of its cash flow and a decline in census during 1997. Although The Retreat has made its monthly contractural base rent and interest payments in 1997 through March, The Retreat made its February 1997 contractual base rent payment of $92,000 from lease reserve funds and has not yet paid its additional rent in the first quarter of 1997 of approximately $45,000. An increase in operational difficulties and further cash flow deterioration could occur if efforts currently being undertaken by the owner are unsuccessful. Accordingly, there can be no assurance that the Retreat will be able to continue to meet its obligations or that some measure of rent and interest relief will not be necessary in the future. Additionally, if circumstances at The Retreat become more volatile, the Psychiatric Group may be required to consider various alternatives for the facility.

     In the first quarter of 1996, Rock Creek Center (RCC) in Illinois experienced certain documentation and procedural deficiencies that resulted in the denial of a substantial amount of Medicare receivables and a substantial negative adjustment to the hospital's 1995 Medicare cost report and 1996 interim Medicare reimbursement rate and experienced lower than expected census which had an adverse impact on RCC's cash flow and its ability to fund its rental and interest obligations to the Psychiatric Group in 1996 as they became due. The net book value of the Psychiatric Group's investment in RCC, including advances under existing revolving credit agreements and other receivables, as of December 31, 1996 totaled $8,002,000, and quarterly contractual base rent and interest obligations of RCC total approximately $324,000 ($.15 per Psychiatric Group Depositary Share). In 1996, the Psychiatric Group advanced $214,000 on behalf of the operator to pay property taxes on the facility, and reached an agreement with the operator for the deferral of base rent payments while the operator took certain actions to stabilize operations and implemented its revised business plan. Pursuant to the deferral arrangements, 100% of RCC's monthly base rent payments of $83,000 were deferred for May and June of 1996 and 50% of such monthly payments were deferred from July 1996 through October 1996, at which time monthly base rent payments returned to 100%. Deferred base rent is payable in the future only when the facility's cash exceeds a specified level, and the property tax advance is payable in monthly installments. RCC's deferred rent obligations are not recognized as income by the Psychiatric Group until such time as they are paid. The Psychiatric Group's property tax advance has been reduced by monthly payments to $122,000 as of December 31, 1996. RCC's rent deferral amounted to approximately $.16 per Psychiatric Group Depositary Share for 1996. Although the deferral arrangements provided interim financial relief while the operator implemented its strategy, there can be no assurance that the deferred amounts will be paid or that RCC will not require additional financial relief in the future.

     The current term of the RCC lease expires in December 1997. The lease agreement provides the operator with an option to renew the lease for an additional five-year term at fair market rental. Although the Psychiatric Group believes that the lease will be renewed, there can be no assurance that the lease will be renewed or that, if renewed, the annual minimum rent payments will remain at the current level of $1,000,000. Furthermore, the $2,500,000 balance outstanding under RCC's revolving credit agreement matures June 30, 1997. The Psychiatric Group believes that it will extend the term of the revolving credit agreement to correspond with the expiration of RCC's current lease term and will negotiate further extensions in connection

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES with renewal of the lease. Should the lease not be renewed or the revolving loan not be repaid or extended, a significant negative impact to the Psychiatric Group could result.

     The Psychiatric Group's properties are leased under "net" leases pursuant to which the lessees are responsible for all maintenance, repairs, taxes, and insurance of the leased properties. The leases provide for the payment of minimum base rent and additional rent during the fixed term and any renewal terms. Additional rent is generally based on the increase in annual gross revenues of the related facility or a minimum amount as specified in the lease agreements.

     The Psychiatric Group has the right to approve capital expenditures at all properties and the option to fund certain capital expenditures on terms comparable to the original investment. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Psychiatric Group's increased investment.

     Future minimum annual rentals under the Psychiatric Group's noncancellable operating leases for calendar years 1997 through 2000 are approximately $2,700,000, $1,700,000, $1,700,000 and $1,100,000, respectively. These amounts do not reflect any adjustments for the nonpayment of rent, deferrals of rent which may be granted to operators or the payment of rent previously deferred.

MORTGAGE NOTES RECEIVABLE

     Four Winds Hospital -- Saratoga $18,137,000 The Psychiatric Group has a mortgage note receivable secured by a first mortgage and security interest in the real property of Four Winds Hospital in Saratoga Springs, New York. The note has an initial term of ten years with two optional ten-year extension terms. The initial term maturity date is June 30, 1999. The interest rate on the note is 12.42% with interest only payable monthly through June 30, 1995 and monthly principal and interest payments of $194,000 payable thereafter.

     Four Winds Hospital -- Katonah $27,600,000 The Psychiatric Group has a mortgage note receivable secured by a first mortgage and security interest in the real property of Four Winds Hospital in Katonah (Westchester County), New York. The note has an initial term of ten years with two optional ten-year extension terms. The initial term maturity date is November 30, 2002. The annual interest rate on the note was 12.71%, 13.07% and 13.44%, in 1994, 1995 and 1996, respectively, and increases .36% annually thereafter until reaching 14.49% where it remains through maturity. Interest only is payable monthly.

     The Psychiatric Group has recorded a $7,950,000 reserve for impairment of its mortgage notes receivable and records interest on its mortgage notes as interest payments are received.

     In 1996, the Psychiatric Group completed formal documentation of an agreement with the operator of the two New York Four Winds facilities to release certain of its security interests in the operator's short-term assets on a staged basis. The operator believes that the release of this collateral will permit it to obtain the capital required to develop an integrated behavioral health care delivery system in lower and upper New York State, of which the two Four Winds facilities will be an integral part. Although such a system is intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the state of New York, it is not possible to predict the impact and timing of such changes and whether the proposed system will be successful in that new environment.

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

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

OTHER NOTES RECEIVABLE

     The Psychiatric Group provides financing at variable rates to certain psychiatric hospital operators under revolving credit agreements. The aggregate commitment under these credit agreements was $5,700,000 as of December 31, 1996. Borrowings under the credit agreements are subject to compliance with various covenants and are partially secured by accounts receivable and other personal property of the operators. As of December 31, 1996, $4,225,000 was outstanding under revolving credit agreements at a weighted average contractual interest rate of 11.25%. The weighted average amount of borrowings under revolving credit agreements outstanding during 1996 was $4,414,000 at a weighted average interest rate, reflecting deferrals, of 7.4% with a maximum of $4,475,000 outstanding during the year. As discussed under "Real Estate Properties", the $2,500,000 outstanding balance under the revolving credit agreement to RCC matures June 30, 1997.

     The pricing and terms of other notes receivable are indicative of current rates and credit risk, and therefore, the current carrying amount of these financial instruments is a reasonable estimate of fair value.

PENSION PLANS

     The Company has a defined contribution pension plan covering all of its employees. Pension expense allocated to the Psychiatric Group in 1996, 1995 and 1994 was $25,000, $28,000 and $37,000, respectively.

     The Company has an unfunded defined benefit pension plan covering non-employee members of its Board of Directors upon completion of sixty months of membership on the Board. The benefits, limited to ten years, are based on years of service and the annual base director fee in effect as of the date a director ceases to be a member of the Board. Net periodic pension cost allocated to the Psychiatric Group in 1996, 1995 and 1994 was $20,000, $19,000 and $26,000, respectively. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding this plan.

STOCK INCENTIVE PLANS

     The Company's stock incentive plans provide for the issuance of shares of the Company's stock to directors and key employees as stock incentives. Pursuant to the terms of the Company's stock incentive plans, stock options, restricted stock, deferred shares and dividend equivalent rights (DERs) were adjusted to reflect the Distribution. Total stock-based compensation expense recognized under APB 25 and allocated to the Psychiatric Group in 1996, 1995 and 1994 was $112,000, $65,000 and $167,000, respectively. If the fair value based method of accounting defined by SFAS 123 had been used to measure and recognize stock-based compensation expense, the pro forma effect on the reported amounts of net income and net income per share of the Psychiatric Group for 1996 and 1995 would not have been material. The pro forma effect for 1996 and 1995 may not be representative of the pro forma effect in future years because it does not take into consideration stock-based incentives granted prior to 1995. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding the Company's stock incentive plans.

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

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

DIVIDENDS

     A quarterly dividend of $.80 per share for Psychiatric Group Depositary Shares, or approximately $1,667,000, was declared by the Board of Directors on January 24, 1997, payable on February 24, 1997 to shareholders of record on February 10, 1997. The dividend has been reflected as dividends payable in the accompanying financial statements as of December 31, 1996. Dividends of $2.80 per share paid on Psychiatric Group Depositary Shares during the year ended December 31, 1996 are characterized as $2.55 of ordinary income and $.25 of return of capital for tax purposes.

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

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                FIRST     SECOND      THIRD     FOURTH
                                               QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                               -------    -------    -------    -------    -------
                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1996
Revenues.....................................   $2,355     $2,173     $2,219     $2,427    $ 9,174
Net income...................................    1,432      1,234      1,278      1,635      5,579
Net income per depositary share..............      .68        .59        .61        .78       2.67
1995
Revenues.....................................   $2,891     $2,441     $2,534     $2,480    $10,346
Net income...................................    1,691      1,339(1)   1,649      1,595      6,274
Net income per depositary share..............      .81        .64        .79        .76       3.00

---------------

(1) Includes costs related to the Distribution of $300,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on the 28th day of March, 1997.

                                          AMERICAN HEALTH PROPERTIES, INC.

                                          By: MICHAEL J. MCGEE

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
            PRINCIPAL EXECUTIVE OFFICER

                JOSEPH P. SULLIVAN                     Chairman of the Board, Chief     March 28, 1997
---------------------------------------------------    Executive Officer and
                Joseph P. Sullivan                     Director

          PRINCIPAL FINANCIAL OFFICER AND
           PRINCIPAL ACCOUNTING OFFICER

                 MICHAEL J. MCGEE                      Senior Vice President and        March 28, 1997
---------------------------------------------------    Chief Financial Officer
                 Michael J. McGee

                                                       Director
---------------------------------------------------
                Walter J. McNerney

                NORMAN BARKER, JR.                     Director                         March 28, 1997
---------------------------------------------------
                Norman Barker, Jr.

                   ROYCE DIENER                        Director                         March 28, 1997
---------------------------------------------------
                   Royce Diener

                  JAMES L. FISHEL                      Director                         March 28, 1997
---------------------------------------------------
                  James L. Fishel

                  CHARLES M. HAAR                      Director                         March 28, 1997
---------------------------------------------------
                  Charles M. Haar

                  SHELDON S. KING                      Director                         March 28, 1997
---------------------------------------------------
                  Sheldon S. King

                  LOUIS T. ROSSO                       Director                         March 28, 1997
---------------------------------------------------
                  Louis T. Rosso

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                 DESCRIPTION
  -------                               -----------
      3.1  --   Certificate of Incorporation, as amended to date, filed as
                Exhibit 4.1 to the Company's Registration Statement on Form
                S-3 (No. 33-61895), effective October 17, 1995, and
                incorporated herein by reference.

      3.2  --   Amended and Restated Bylaws of the Company, filed as Exhibit
                3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by
                reference.
      4.1  --   Rights Agreement dated as of April 10, 1990, filed as
                Exhibit 2 to the Company's Registration Statement on Form
                8-A dated April 20, 1990, and incorporated herein by
                reference.
      4.2  --   Indenture dated as of January 15, 1997 between American
                Health Properties, Inc. and The Bank of New York as Trustee,
                filed as Exhibit 4.1 to the Company's Current Report on Form
                8-K dated January 21, 1997, and incorporated by reference.
      4.3  --   Certificate of Designations of Psychiatric Group Preferred
                Stock, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange
                Commission on August 14, 1995, and incorporated herein by
                reference.
     10.1  --   American Health Properties, Inc. 1988 Stock Option Plan,
                filed as Exhibit 28 to the Company's Registration Statement on Form S-8 (No. 33-25781), filed with the Securities and
                Exchange Commission on November 28, 1988, and incorporated herein by reference.
     10.2  --   American Health Properties, Inc. 1990 Stock Incentive Plan,
                filed as Exhibit B to the Company's Proxy Statement for its
                1990 Annual Meeting of Shareholders filed with the
                Securities and Exchange Commission on May 7, 1990, and
                incorporated herein by reference.
     10.3  --   Employment Agreements between the Company and Joseph P.
                Sullivan, C. Gregory Schonert and Michael J. McGee, filed as
                Exhibits 10.1, 10.2, and 10.3, respectively, to the
                Company's Current Report on Form 8-K dated January 8, 1997, and incorporated herein by reference.
     10.4  --   Employment Agreement between American Health Properties,
                Inc. and Thomas T. Schleck, filed as Exhibit 10.1 to the
                Company's Current Report on Form 8-K dated January 21, 1997, and incorporated by reference.
     10.5  --   American Health Properties, Inc. 1994 Stock Incentive Plan,
                filed as Appendix A to the Company's Proxy Statements for
                its 1994 Annual Meeting of Shareholders filed with the
                Securities and Exchange Commission on April 8, 1994, and
                incorporated herein by reference.
     10.6  --   American Health Properties, Inc. Nonqualified Stock Option
                Plan for Nonemployee Directors, filed as Appendix B to the
                Company's Proxy Statement for its 1994 Annual Meeting of
                Shareholders filed with the Securities and Exchange
                Commission on April 8, 1994, and incorporated herein by
                reference.
     10.7  --   Credit Agreement dated as of December 27, 1995 among
                American Health Properties, Inc., the financial institutions listed therein, Banque Paribas as Co-Agent, First Union Bank of North Carolina as Co-Agent, NationsBank of Texas, N.A. as
                Co-Agent and Wells Fargo Bank, N.A. as Arranger, Agent and
                Facing Bank, filed as Exhibit 10.1 to the Company's Current
                Report on Form 8-K filed with the Securities Exchange
                Commission on January 5, 1996, and incorporated herein by
                reference.
     10.8  --   First Amendment to Credit Agreement dated as of December 10,
                1996 between American Health Properties, Inc. and Wells
                Fargo Bank, N.A., as agent for the Lenders, filed as Exhibit
                10.2 to the Company's Current Report on Form 8-K dated
                January 21, 1997, and incorporated by reference.
      *21  --   List of subsidiaries of the Company
      *23  --   Consent of Independent Public Accountants

  EXHIBIT
    NO.                                 DESCRIPTION
  -------                               -----------
      *24  --   Powers of Attorney (included in signature page)
      *27  --   Financial Data Schedule
    *99.1  --   Four Winds, Inc. Financial Highlights

---------------
* Filed herewith