Form 10-Q
period 1997-03-31
AMERICAN HEALTH PROPERTIES INC
filed 1997-05-15
CIK 808240

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 (MARK ONE)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                    OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.                         YES  X NO ____


         SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE,
                    OUTSTANDING AT MAY 7, 1997 -- 23,455,027

     SHARES OF REGISTRANT'S PSYCHIATRIC GROUP DEPOSITARY SHARES, EACH REPRESENTING ONE-TENTH OF ONE SHARE OF PSYCHIATRIC GROUP PREFERRED STOCK, $.01 PAR VALUE, OUTSTANDING AT MAY 7, 1997 -- 2,083,931.


================================================================================

                        AMERICAN HEALTH PROPERTIES, INC.

                                 MARCH 31, 1997

                               TABLE OF CONTENTS


PART I FINANCIAL INFORMATION                                                                                       PAGE
CONSOLIDATED COMPANY

Item 1.    Consolidated Condensed Financial Statements:
           Balance sheets as of March 31, 1997 and December 31, 1996..........................................       2
           Statements of operations for the three months ended March 31, 1997 and 1996........................       3
           Statements of cash flows for the three months ended March 31, 1997 and 1996........................       4
           Notes to financial statements......................................................................       5

Item 2.    Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations......................................................       8

CORE GROUP

Item 1.    Core Group Combined Condensed Financial Statements:
           Balance sheets as of March 31, 1997 and December 31, 1996..........................................      13
           Statements of operations for the three months ended March 31, 1997 and 1996........................      14
           Statements of cash flows for the three months ended March 31, 1997 and 1996........................      15
           Notes to financial statements......................................................................      16

Item 2.    Management's Discussion and Analysis of Core Group
           Combined Financial Condition and Results of Operations.............................................      20

PSYCHIATRIC GROUP

Item 1.    Psychiatric Group Combined Condensed Financial Statements:
           Balance sheets as of March 31, 1997 and December 31, 1996..........................................      24
           Statements of operations for the three months ended March 31, 1997 and 1996........................      25
           Statements of cash flows for the three months ended March 31, 1997 and 1996........................      26
           Notes to financial statements......................................................................      27

Item 2.    Management's Discussion and Analysis of Psychiatric Group
           Combined Financial Condition and Results of Operations.............................................      32

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...................................................................      38

                        AMERICAN HEALTH PROPERTIES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                      March 31,  December 31,
                                                                        1997        1996
------------------------------------------------------------------   ---------    ---------
ASSETS                                                               (Unaudited)
Real estate investments
    Real property and mortgage notes, net                            $ 635,332    $ 644,380
    Construction in progress                                             2,542        4,834
    Accumulated depreciation                                           (90,241)     (90,139)
                                                                     ---------    ---------
                                                                       547,633      559,075
Notes receivable and financing leases                                    6,464        8,152
Other assets                                                            12,112        9,175
Cash and short-term investments                                          4,338        1,480
------------------------------------------------------------------   ---------    ---------

                                                                     $ 570,547    $ 577,882
==================================================================   =========    =========


Liabilities and Stockholders' Equity
Bank loans payable                                                   $    --      $  48,500
Notes and bonds payable                                                225,642      158,601
Accounts payable and accrued liabilities                                 6,473        7,385
Dividends payable                                                       13,877       13,981
Deferred income                                                          3,889        4,276
------------------------------------------------------------------   ---------    ---------
                                                                       249,881      232,743
------------------------------------------------------------------   ---------    ---------

Commitments and contingencies

Stockholders' equity
    Preferred stock $.01 par value; 1,000 shares authorized;
       208 shares issued and outstanding                                     2            2
    Common stock $.01 par value; 100,000 shares authorized;
       23,455 shares issued and outstanding                                235          235
    Additional paid-in capital                                         482,453      482,083
    Cumulative net income                                              245,724      256,691
    Cumulative dividends                                              (407,748)    (393,872)
------------------------------------------------------------------   ---------    ---------
                                                                       320,666      345,139
------------------------------------------------------------------   ---------    ---------

                                                                     $ 570,547    $ 577,882
==================================================================   =========    =========



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                           Three Months Ended March 31,
                                           ----------------------------
                                                1997        1996
-------------------------------------------   --------    --------
REVENUES
Rental income                                 $ 17,810    $ 17,298
Mortgage interest income                         1,517       1,493
Additional rental and interest income            2,976       2,948
Other interest income                            1,030         382
-------------------------------------------   --------    --------
                                                23,333      22,121
-------------------------------------------   --------    --------

EXPENSES
Depreciation and amortization                    3,828       3,725
Interest expense                                 6,107       5,766
General and administrative                       1,891       1,822
Impairment loss on real estate
  investments and other notes receivable        11,000        --
-------------------------------------------   --------    --------
                                                22,826      11,313
-------------------------------------------   --------    --------
Minority interest                                   47          57
-------------------------------------------   --------    --------

NET INCOME BEFORE EXTRAORDINARY ITEM               460      10,751

EXTRAORDINARY LOSS ON DEBT PREPAYMENT          (11,427)       --
-------------------------------------------   --------    --------

NET INCOME (LOSS)                             $(10,967)   $ 10,751
===========================================   ========    ========

ATTRIBUTABLE TO -
  CORE GROUP COMMON STOCK
      Net Income Before Extraordinary Item    $  9,930    $  9,319
      Extraordinary Loss On Debt Prepayment   $(11,427)   $   --
      Net Income (Loss)                       $ (1,497)   $  9,319

      PER SHARE AMOUNTS:
      Net Income Before Extraordinary Item    $   0.42    $   0.40
      Extraordinary Loss On Debt Prepayment   $  (0.48)   $   --
      Net Income (Loss)                       $  (0.06)   $   0.40
      Dividends Declared                      $ 0.5250    $ 0.5050

      Weighted Average Shares Outstanding       23,547      23,500

  PSYCHIATRIC GROUP DEPOSITARY SHARES
      Net Income (Loss)                       $ (9,470)   $  1,432
      Net Income (Loss) Per Share             $  (4.52)   $   0.68
      Dividends Declared Per Share            $ 0.7500    $ 0.7000
      Weighted Average Shares Outstanding        2,096       2,091



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                          1997           1996
-------------------------------------------------------------------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     $   (10,967)   $    10,751
Extraordinary loss on debt prepayment                                      11,427           --
Depreciation, amortization and other non-cash items                         4,498          4,291
Deferred income                                                              (102)          (144)
Impairment loss on real estate
  investments and other notes receivable                                   11,000           --
Change in other assets                                                     (1,292)          (104)
Change in accounts payable and accrued liabilities                         (1,112)        (3,408)
-------------------------------------------------------------------   -----------    -----------
                                                                           13,452         11,386
-------------------------------------------------------------------   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties                     (1,733)        (4,655)
Principal payments on mortgage notes receivable                                17             15
Other notes receivable                                                         41             50
Direct financing leases                                                       (77)           322
Administrative capital expenditures                                            (1)           (16)
-------------------------------------------------------------------   -----------    -----------
                                                                           (1,753)        (4,284)
-------------------------------------------------------------------   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                               (48,500)         1,000
Proceeds from notes payable issuance                                      218,965           --
Prepayment of notes payable                                              (163,176)          --
Financing costs paid                                                       (2,150)           (73)
Dividends paid                                                            (13,980)       (13,508)
-------------------------------------------------------------------   -----------    -----------
                                                                           (8,841)       (12,581)
-------------------------------------------------------------------   -----------    -----------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                      2,858         (5,479)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                        1,480          7,571
-------------------------------------------------------------------   -----------    -----------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                        $     4,338    $     2,092
===================================================================   ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.     GENERAL

         American Health Properties, Inc., a Delaware corporation (the Company, which term refers to the Company and its subsidiaries unless the context otherwise requires), is a self-administered real estate investment trust (REIT) that commenced operations in 1987. The Company has investments in health care properties, including acute care, rehabilitation, long-term acute care and psychiatric hospitals, skilled nursing, assisted living and Alzheimer's care facilities and medical office buildings.

         The Company has two distinct classes of publicly-traded shares outstanding. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Company's investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living and Alzheimer's care facilities and medical office buildings (the Core Group). The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Company's investments in psychiatric hospitals (the Psychiatric Group). The capital structure of the Company as reflected by its two classes of shares does not affect the legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

         Basis of Presentation The consolidated condensed financial statements of the Company included herein have been prepared by the Company without audit and include all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with those included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The financial statements of the Core Group and the Psychiatric Group, which are included elsewhere herein, should also be read in conjunction with these financial statements.

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

         New Accounting Standard In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 is intended to simplify the computation of earnings per share (EPS) and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. The effective date for the application of SFAS No. 128 for both interim and annual periods is after December 15, 1997. Earlier application is not permitted. Management does not expect the application of SFAS No. 128 to have a material impact on the Company's EPS calculation.

         Interest Paid Interest paid by the Company, net of interest capitalized, was $5,561,000 and $7,896,000 for the three months ended March 31, 1997 and 1996, respectively. The Company had $107,000 and $210,000 of capitalized interest for the three months ended March 31, 1997 and 1996, respectively.

                        AMERICAN HEALTH PROPERTIES, INC.


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

2.    DEBT

         In January 1997, the Company completed a $220 million public debt offering of unsecured senior notes payable, issuing $100 million of notes with a coupon rate of 7.05% due January 15, 2002 (2002 Notes) and $120 million of notes with a coupon rate of 7.50% due January 15, 2007 (2007 Notes). The 2002 Notes and 2007 Notes were sold for $99,749,000 and $119,216,000, respectively, and have effective interest rates of approximately 7.34% and 7.74%, respectively. Interest is payable at the coupon rates semi-annually on January 15th and July 15th. The proceeds from the public debt offering were used to pay off the Company's $152 million of 11.03% private placement debt prior to its scheduled maturity and the Company's borrowings under its bank credit agreement. The prepayment of the private placement debt in February 1997 resulted in an extraordinary charge in the first quarter of 1997 of $11,427,000 consisting of a make-whole premium and other costs related to the prepayment.

3.       STOCKHOLDERS' EQUITY

         Stock Incentive Plans During the three months ended March 31, 1997, options to purchase 144,534 shares of Core Group Common Stock at a weighted average exercise price of $25.53 per share were issued pursuant to the Company's stock incentive plans.

4.       COMMITMENTS

         Other Notes Receivable The Company provides financing at variable rates to a psychiatric hospital operator under a revolving credit agreement. The commitment under this credit agreement was $2.7 million at March 31, 1997 of which $.2 million was unfunded.

         Real Estate Properties The Company has the right to approve capital expenditures at all of its properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Company's increased investment. At March 31, 1997, the Company had no commitments to fund capital expenditures pursuant to these rights and obligations.

         As of March 31, 1997, the Company had funded $2.5 million of a $6.2 million commitment to finance the acquisition and renovation of an existing property in Amarillo, Texas to be operated as a long-term acute care facility by an experienced operator. The Company has also agreed to provide another $13.8 million of real estate financing to the operator for other similar facilities. Of this amount, $4.4 million has been specifically identified for a property in Houston, Texas.

         In April 1997, the Company funded $1.8 million of a $17 million commitment to provide construction and lease financing for two skilled nursing properties in Las Vegas, Nevada to be operated by an experienced operator of skilled nursing facilities.

         In May 1997, the Company acquired a $10.6 million medical office building located on the campus of an existing regional medical center in North Miami Beach, Florida. The medical office building is a multi-

                        AMERICAN HEALTH PROPERTIES, INC.


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


tenant facility for which property management and leasing services will be provided by an experienced real estate management company.

         The Company has agreed to provide $50 million of real estate financing to an experienced operator of assisted living facilities. Approximately $29 million has been specifically identified for the construction of five properties located in four states which will be leased to the operator upon completion.

5.       STATUS OF PSYCHIATRIC GROUP INVESTMENTS

         The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant psychiatric investment write-downs and the periodic restructuring of psychiatric operator payment obligations. In 1995, the Company restructured the leases covering its two psychiatric properties in Florida, and during 1996, provided for the partial deferral of rental and interest obligations related to one of these properties and the partial deferral of rental obligations of its psychiatric property in Illinois. The financial and operational problems at the two Florida psychiatric hospitals significantly worsened during the first quarter of 1997. After reviewing the decreased census levels that were well below the owner's and operator's expectations, operational and financial problems of the hospitals and various alternatives for the facilities, the Company recorded an $11 million charge in the first quarter of 1997 for impairment of the carrying value of these two investments. This charge had no current impact on dividends on the Company's Psychiatric Group Depositary Shares for the quarter, although it is likely that the difficulties at the two Florida facilities will have a negative impact on dividend levels on the Company's Psychiatric Group Depositary Shares in the future.

         Although management currently believes that the recorded investments in the psychiatric hospitals are realizable, if the psychiatric operators are unable to successfully adapt to the fundamental ongoing changes in the psychiatric industry and consistently mitigate the negative impact of such changes on their financial performance, the Company may be required to further restructure payment obligations, identify alternative operators, pursue alternative uses for or dispositions of the properties and/or make additional write-downs of the value of its investments in the psychiatric hospitals. If the Company is required to take any of these actions, various costs may be incurred by the Company in an effort to protect and maintain its investments. The Company does not intend to make new investments in the psychiatric sector, and over time, may sell, restructure or seek other means to reduce its investments in the psychiatric sector.

         The dividend on the Company's Psychiatric Group Depositary Shares is determined each quarter based upon the operating results of the Company's Psychiatric Group. The level of dividends of the Psychiatric Group in the past year have varied quarter-to-quarter. Any significant advance of additional funds to psychiatric hospital operators, modification of terms covering the rental or interest obligations of its psychiatric properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Company's Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Company has two distinct classes of publicly-traded shares outstanding. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Company's investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living and Alzheimer's care facilities and medical office buildings (the Core Group). The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Company's investments in psychiatric hospitals (the Psychiatric Group). The capital structure of the Company as reflected by its two classes of shares does not affect the legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

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

         Factors Regarding Future Results and Forward-Looking Statements Statements that are not historical facts contained in management's discussion and analysis of financial condition and results of operations are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Certain factors that could cause actual results to differ materially include, among others: the financial success of the operations conducted at the Company's facilities and the financial strength of the operators of such facilities, the continuing ability of operators to meet their obligations to the Company under existing or restructured agreements, changes in operators or ownership of operators, the viability of alternative uses for the Company's properties when necessary, changes in government policy relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third-party payors, lower occupancy levels at the Company's facilities, the strength and financial resources of the Company's competitors, the availability and cost of capital, the Company's ability to make additional real estate investments at attractive yields and changes in tax laws and regulations affecting real estate investment trusts. For a further discussion of such factors, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Future Operating Results" herein.

OPERATING RESULTS

First Quarter 1997 Compared With 1996

         For the first quarter of 1997, the Company reported a net loss of ($10,967,000) compared with net income of $10,751,000 for the first quarter of 1996. For the first quarter of 1997, the Company reported net income before extraordinary item of $460,000 compared with net income before extraordinary item of $10,751,000 for the first quarter of 1996. The net loss for the first quarter of 1997 included an impairment loss on psychiatric investments of ($11,000,000) and an extraordinary loss on debt prepayment of ($11,427,000). See the Consolidated Condensed Statements of Operations for the net income (loss) and per share amounts attributable to the Core Group Common Stock and the Psychiatric Group Depositary Shares.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Rental income was $17,810,000 for the first quarter of 1997, an increase of $512,000 or 3% from $17,298,000 for the first quarter of 1996. This increase was primarily attributable to rental income from new properties acquired subsequent to the first quarter of 1996. These property additions also resulted in an increase in depreciation and amortization of $103,000 or 3% to $3,828,000 for the first quarter of 1997 compared with $3,725,000 for the first quarter of 1996.

         Other interest income increased $648,000 or 170% to $1,030,000 for the first quarter of 1997 from $382,000 for the first quarter of 1996. This variation was due to higher investable cash balances partially offset by a lower average balance of direct financing leases. Investable cash balances were higher due to the temporary investment of a portion of the proceeds of a public debt offering in late January 1997 until used to prepay the Company's private placement debt in late February 1997 after the prepayment notice period had expired.

         Interest expense was $6,107,000 for the first quarter of 1997, an increase of $341,000 or 6% from $5,766,000 for the first quarter of 1996. This increase was attributable to higher average line of credit and long-term debt balances during the first quarter of 1997 and higher capitalized interest in 1996 as compared to 1997. In late January 1997, the Company sold $220 million of publicly-traded unsecured senior notes with a weighted average effective interest rate of approximately 7.56%. The Company used the proceeds of this offering to pay off the borrowings under its bank credit agreement and to prepay $152 million of 11.03% private placement debt in late February 1997 prior to its scheduled maturity, incurring an extraordinary charge in the first quarter of 1997 of $11,427,000.

         General and administrative expenses were $1,891,000 for the first quarter of 1997, an increase of $69,000 or 4% from $1,822,000 for the first quarter of 1996. This increase was primarily attributable to higher compensation and benefits expense.

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

         Fundamental changes in the psychiatric industry continue to negatively impact the facility-specific operating cash flow at the Company's psychiatric properties. Institutions responsible for the reimbursement of care provided to patients who use inpatient psychiatric treatment services have directed efforts toward decreasing their payments for such services, thereby reducing hospital operating revenues. Some cost-cutting measures used by such institutions include decreasing the inpatient length of stay, intensively reviewing utilization, directing patients from inpatient care to outpatient care and negotiating reduced reimbursement rates for services. The wider use of psychotropic drugs also has resulted in significant declines in the average length of

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


stay. In addition, aggressive program compliance enforcement and increased scrutiny of past and current billing practices has resulted in the filing of lawsuits against some providers and significant negative publicity which has further exacerbated the financial and operational difficulties of providers. Although the operators of the psychiatric hospitals are responding by increasing case management, developing lower cost outpatient and daypatient programs and reducing operating costs, their efforts are generally not consistently mitigating the negative impact of these fundamental psychiatric industry changes. As a result, certain of the psychiatric hospital operators have not met their contractual payment obligations to the Company as scheduled and there can be no assurance that psychiatric hospital operators will be able to meet such payment obligations in the future.

         In general, the operators of the Company's psychiatric properties have very limited access to financing for their operating and capital needs. The Company currently is providing such financing under a revolving credit agreement to the operator of one of its psychiatric properties. As of May 7, 1997, outstanding borrowings under such agreement totaled $2,500,000, and the Company has committed to fund an additional $200,000 of borrowings upon request, subject to certain conditions. To the extent operators of the Company's psychiatric properties have increased working capital needs in the future, the Company may be the only source of such financing.

         The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant psychiatric investment write-downs and the periodic restructuring of psychiatric operator payment obligations. In 1995, the Company restructured the leases covering its two psychiatric properties in Florida, and during 1996, provided for the partial deferral of rental and interest obligations related to one of these properties and the partial deferral of rental obligations of its psychiatric property in Illinois. The financial and operational problems at the two Florida psychiatric hospitals significantly worsened during the first quarter of 1997. After reviewing the decreased census levels that were well below the owner's and operator's expectations, operational and financial problems of the hospitals and various alternatives for the facilities, the Company recorded an $11 million charge in the first quarter of 1997 for impairment of the carrying value of these two investments. This charge had no current impact on dividends on the Company's Psychiatric Group Depositary Shares for the quarter, although it is likely that the difficulties at the two Florida facilities will have a negative impact on dividend levels on the Company's Psychiatric Group Depositary Shares in the future.

         Although management currently believes that the recorded investments in the psychiatric hospitals are realizable, if the psychiatric operators are unable to successfully adapt to the fundamental ongoing changes in the psychiatric industry and consistently mitigate the negative impact of such changes on their financial performance, the Company may be required to further restructure payment obligations, identify alternative operators, pursue alternative uses for or dispositions of the properties and/or make additional write-downs of the value of its investments in the psychiatric hospitals. If the Company is required to take any of these actions, various costs may be incurred by the Company in an effort to protect and maintain its investments. The Company does not intend to make new investments in the psychiatric sector, and over time, may sell, restructure or seek other means to reduce its investments in the psychiatric sector.

         The dividend on the Company's Psychiatric Group Depositary Shares is determined each quarter based upon the operating results of the Company's Psychiatric Group. The level of dividends of the Psychiatric Group in the past year have varied quarter-to-quarter. Any significant advance of additional funds to psychiatric hospital operators, modification of terms covering the rental or interest obligations of its psychiatric properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Company's Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares. The quarterly dividend on Psychiatric Group Depositary Shares was

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


decreased to $.75 per share in the first quarter of 1997 compared to $.80 per share in the fourth quarter of 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of May 7, 1997, the Company had remaining commitments of $18.5 million to fund real estate projects currently under construction over approximately the next fifteen months. In addition, the Company had agreed to provide real estate financing to two different operators aggregating approximately $63.8 million. Of this amount, approximately $29 million has been committed to five assisted living projects to be constructed over the next fifteen months and $4.4 million has been committed to the financing of an existing long-term acute care hospital within the next two months. The remaining $30.4 million of financing has not been committed to specific acquisitions or projects. The unfunded commitment under a revolving credit agreement provided to a psychiatric hospital operator was $.2 million as of May 7, 1997.

         The Company has continued to increase its liquidity and enhance its financial flexibility. In January 1997, the Company completed a $220 million public unsecured debt offering, issuing $100 million of five-year senior notes and $120 million of ten-year senior notes. The Company used the net proceeds to pay off all outstanding borrowings under its $150 million bank facility at the time and to prepay all of its $152 million of outstanding private placement debt in late February 1997. As of May 7, 1997, the Company had no outstanding borrowings under its revolving credit facility and had $2.4 million in cash and short-term investments. The Company's total indebtedness as of May 7, 1997 was $225.7 million. The Company will utilize its revolving credit facility to fund future acquisitions and its other commitments. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.

                  CORE GROUP COMBINED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                        March 31,    December 31,
                                                                          1997          1996
-------------------------------------------------------------------   -----------    -----------
ASSETS                                                                (Unaudited)
Real estate investments
    Real property                                                     $   585,655    $   581,631
    Construction in progress                                                2,542          4,834
    Accumulated depreciation                                              (89,064)       (85,451)
                                                                      -----------    -----------
                                                                          499,133        501,014
Financing leases                                                            3,772          3,695
Revolving loan to Psychiatric Group                                         4,149          4,183
Fixed rate loan to Psychiatric Group                                        9,175          9,175
Other assets                                                               11,419          8,432
Cash and short-term investments                                             4,338          1,480
-------------------------------------------------------------------   -----------    -----------

                                                                      $   531,986    $   527,979
===================================================================   ===========    ===========


ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Bank loans payable                                                    $       --     $    48,500
Notes and bonds payable                                                   225,642        158,601
Accounts payable and accrued liabilities                                    6,473          7,385
Dividends payable                                                          12,314         12,314
Deferred income                                                             3,855          4,003
-------------------------------------------------------------------   -----------    -----------
                                                                          248,284        230,803
-------------------------------------------------------------------   -----------    -----------

Commitments and contingencies

Total Attributed Core Group Equity                                        283,702        297,176
-------------------------------------------------------------------   -----------    -----------

                                                                      $   531,986    $   527,979
===================================================================   ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

             CORE GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                               Three Months Ended March 31,
                                               ----------------------------
                                                    1997           1996
---------------------------------------------   -----------    -----------
REVENUES
Rental income                                   $    17,229    $    16,717
Additional rental income                              2,772          2,766
Other interest income                                   931            283
Interest on loans to Psychiatric Group                  390            420
---------------------------------------------   -----------    -----------
                                                     21,322         20,186
---------------------------------------------   -----------    -----------

EXPENSES
Depreciation and amortization                         3,642          3,539
Interest expense                                      6,107          5,766
General and administrative                            1,596          1,505
---------------------------------------------   -----------    -----------
                                                     11,345         10,810
---------------------------------------------   -----------    -----------
Minority interest                                        47             57
---------------------------------------------   -----------    -----------

Net Income Before Extraordinary Item                  9,930          9,319

EXTRAORDINARY LOSS ON DEBT PREPAYMENT               (11,427)          --
---------------------------------------------   -----------    -----------

NET INCOME (LOSS)                               $    (1,497)   $     9,319
---------------------------------------------   -----------    -----------


PER COMMON SHARE AMOUNTS:
NET INCOME BEFORE EXTRAORDINARY ITEM            $      0.42    $      0.40

EXTRAORDINARY LOSS ON DEBT PREPAYMENT           $     (0.48)   $        --
---------------------------------------------   -----------    -----------

NET INCOME (LOSS)                               $     (0.06)   $      0.40
=============================================   ===========    ===========

DIVIDENDS DECLARED                              $    0.5250    $    0.5050
=============================================   ===========    ===========


WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING                        23,547         23,500
=============================================   ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

             CORE GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                      Three Months Ended March 31,
                                                                      --------------------------
                                                                          1997           1996
-------------------------------------------------------------------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     $    (1,497)   $     9,319
Extraordinary loss on debt prepayment                                      11,427           --
Depreciation, amortization and other non-cash items                         4,278          4,073
Deferred income                                                               (89)          (130)
Change in other assets                                                     (1,339)            41
Change in accounts payable and accrued liabilities                           (971)        (3,347)
-------------------------------------------------------------------   -----------    -----------
                                                                           11,809          9,956
-------------------------------------------------------------------   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties                     (1,733)        (4,655)
Direct financing leases                                                       (77)           322
Paydowns (fundings) on revolving loan to Psychiatric Group                     34           (173)
Administrative capital expenditures                                            (1)           (16)
-------------------------------------------------------------------   -----------    -----------
                                                                           (1,777)        (4,522)
-------------------------------------------------------------------   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                               (48,500)         1,000
Proceeds from notes payable issuance                                      218,965           --
Prepayment of notes payable                                              (163,176)          --
Financing costs paid                                                       (2,150)           (73)
Dividends paid                                                            (12,313)       (11,840)
-------------------------------------------------------------------   -----------    -----------
                                                                           (7,174)       (10,913)
-------------------------------------------------------------------   -----------    -----------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                      2,858         (5,479)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                        1,480          7,571
-------------------------------------------------------------------   -----------    -----------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                        $     4,338    $     2,092
===================================================================   ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

          NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.     GENERAL

         American Health Properties, Inc., a Delaware corporation (the Company, which term refers to the Company and its subsidiaries unless the context otherwise requires), is a self-administered real estate investment trust (REIT) that commenced operations in 1987. The Company has investments in health care properties, including acute care, rehabilitation, long-term acute care and psychiatric hospitals, skilled nursing, assisted living and Alzheimer's care facilities and medical office buildings.

         The Company has two distinct classes of publicly-traded shares outstanding. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Company's investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living and Alzheimer's care facilities and medical office buildings (the Core Group). The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Company's investments in psychiatric hospitals (the Psychiatric Group). The capital structure of the Company as reflected by its two classes of shares does not affect the legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

         Basis of Presentation The combined condensed financial statements of the Core Group included herein have been prepared by the Company without audit and include all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with those included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

         The financial statements of the Core Group include the financial position, results of operations and cash flows of the Company's core investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living and Alzheimer's care facilities and medical office buildings, an allocated portion of the Company's general and administrative expense, all corporate assets and liabilities and related transactions associated with the ongoing operations of the Company which are not separately identified with either operating group, an attributed amount of inter-Group loans receivable from the Psychiatric Group and an attributed amount of the Company's stockholders' equity. The Core Group financial statements are prepared using the amounts included in the Company's consolidated financial statements.

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

           New Accounting Standard In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 is intended to simplify the computation of earnings per share (EPS) and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. The effective date for the application of SFAS No. 128 for both interim and annual periods is after December 15, 1997. Earlier application is not permitted. Management does not expect the application of SFAS No. 128 to have a material impact on the Core Group's EPS calculation.

         Interest Paid Interest paid by the Core Group, net of interest capitalized, was $5,561,000 and $7,896,000 for the three months ended March 31, 1997 and 1996, respectively. The Core Group had $107,000 and $210,000 of capitalized interest for the three months ended March 31, 1997 and 1996, respectively.

     2.   DEBT

         All of the Company's third-party debt is attributed to the Core Group. In January 1997, the Company completed a $220 million public debt offering of unsecured senior notes payable, issuing $100 million of notes with a coupon rate of 7.05% due January 15, 2002 (2002 Notes) and $120 million of notes with a coupon rate of 7.50% due January 15, 2007 (2007 Notes). The 2002 Notes and 2007 Notes were sold for $99,749,000 and $119,216,000, respectively, and have effective interest rates of approximately 7.34% and 7.74%, respectively. Interest is payable at the coupon rates semi-annually on January 15th and July 15th. The proceeds from the public debt offering were used to pay off the Company's $152 million of 11.03% private placement debt prior to its scheduled maturity and the Company's borrowings under its bank credit agreement. The prepayment of the private placement debt in February 1997 resulted in an extraordinary charge in the first quarter of 1997 of $11,427,000 consisting of a make-whole premium and other costs related to the prepayment.

                        AMERICAN HEALTH PROPERTIES, INC.

          NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



3.       ATTRIBUTED EQUITY

         Stock Incentive Plans During the three months ended March 31, 1997, options to purchase 144,534 shares of Core Group Common Stock at a weighted average exercise price of $25.53 per share were issued pursuant to the Company's stock incentive plans.

4.       COMMITMENTS

         Inter-Group Loans Repayment of inter-Group loans by the Psychiatric Group is primarily dependent upon the amount and timing of sales of the Psychiatric Group's assets and paydowns received by the Psychiatric Group on borrowings provided to a psychiatric hospital operator under a revolving credit agreement. The Company's board of directors has established certain management policies relating to the Core Group's inter-Group loans to the Psychiatric Group. Under the policies currently in effect, which may be modified or rescinded in the sole discretion of the Company's board of directors, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group are limited to a maximum of $8,050,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar with any permanent repayment in the future of borrowings under a revolving credit agreement provided to a Psychiatric Group hospital operator. In addition, the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000, and except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced by the Core Group to the Psychiatric Group.

         Real Estate Properties The Core Group has the right to approve capital expenditures at all of its properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Core Group's increased investment. At March 31, 1997, the Core Group had no commitments to fund capital expenditures pursuant to these rights and obligations.

         As of March 31, 1997, the Core Group had funded $2.5 million of a $6.2 million commitment to finance the acquisition and renovation of an existing property in Amarillo, Texas to be operated as a long-term acute care facility by an experienced operator. The Core Group has also agreed to provide another $13.8 million of real estate financing to the operator for other similar facilities. Of this amount, $4.4 million has been specifically identified for a property in Houston, Texas.

         In April 1997, the Core Group funded $1.8 million of a $17 million commitment to provide construction and leasing financing for two skilled nursing properties in Las Vegas, Nevada to be operated by an experienced operator of skilled nursing facilities.

         In May 1997, the Core Group acquired a $10.6 million medical office building located on the campus of an existing regional medical center in North Miami Beach, Florida. The medical office building is a multi-tenant facility for which property management and leasing services will be provided by an experienced real estate management company.

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

         Factors Regarding Future Results and Forward-Looking Statements Statements that are not historical facts contained in management's discussion and analysis of financial condition and results of operations are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Certain factors that could cause actual results to differ materially include, among others: the financial success of the operations conducted at the Core Group's facilities and the financial strength of the operators of such facilities, the continuing ability of operators to meet their obligations to the Core Group under existing agreements, changes in operators or ownership of operators, the viability of alternative uses for the Core Group's properties when necessary, changes in government policy relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third-party payors, lower occupancy levels at the Core Group's facilities, the strength and financial resources of the Core Group's competitors, the availability and cost of capital, the Core Group's ability to make additional real estate investments at attractive yields and changes in tax laws and regulations affecting real estate investment trusts. For a further discussion of such factors, see "Management's Discussion and Analysis of Core Group Combined Financial Condition and Results of Operations - Future Operating Results" herein.

OPERATING RESULTS

First Quarter 1997 Compared With 1996

         For the first quarter of 1997, the Core Group reported a net loss of ($1,497,000) or ($.06) per share compared with net income of $9,319,000 or $.40 per share for the first quarter of 1996. For the first quarter of 1997, the Core Group reported net income before extraordinary item of $9,930,000 or $.42 per share, an increase of $611,000 or 7% compared with net income before extraordinary item of $9,319,000 or $.40 per share for the first quarter of 1996. The net loss for the first quarter of 1997 included an extraordinary loss on debt prepayment of ($11,427,000) or ($.48) per share.

         Rental income was $17,229,000 for the first quarter of 1997, an increase of $512,000 or 3% from $16,717,000 for the first quarter of 1996. This increase was primarily attributable to rental income from new properties acquired subsequent to the first quarter of 1996. These property additions also resulted in an increase in depreciation and amortization of $103,000 or 3% to $3,642,000 for the first quarter of 1997 compared with $3,539,000 for the first quarter of 1996.

         Other interest income increased $648,000 or 229% to $931,000 for the first quarter of 1997 from $283,000 for the first quarter of 1996. This variation was due to higher investable cash balances partially offset by a lower average balance of direct financing leases. Investable cash balances were higher due to the temporary investment of a portion of the proceeds of a public debt offering in late January 1997 until used to

                        AMERICAN HEALTH PROPERTIES, INC.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


prepay the Company's private placement debt in late February 1997 after the prepayment notice period had expired.

         Interest income on inter-Group loans to the Psychiatric Group was $390,000 for the first quarter of 1997, a decrease of $30,000 or 7% from $420,000 for the first quarter of 1996. This decrease reflects a lower average balance outstanding on loans to the Psychiatric Group as a result of repayments by the Psychiatric Group from its available undistributed cash flow.

         Interest expense was $6,107,000 for the first quarter of 1997, an increase of $341,000 or 6% from $5,766,000 for the first quarter of 1996. This increase was attributable to higher average line of credit and long-term debt balances during the first quarter of 1997 and higher capitalized interest in 1996 as compared to 1997. In late January 1997, the Company sold $220 million of publicly-traded unsecured senior notes with a weighted average effective interest rate of approximately 7.56%. The Company used the proceeds of this offering to pay off the borrowings under its bank credit agreement and to prepay $152 million of 11.03% private placement debt in late February 1997 prior to its scheduled maturity, incurring an extraordinary charge in the first quarter of 1997 of $11,427,000.

         General and administrative expenses were $1,596,000 for the first quarter of 1997, an increase of $91,000 or 6% from $1,505,000 for the first quarter of 1996. This variation was attributable to an increase in the Company's consolidated general and administrative expenses which are allocated between the Core Group and Psychiatric Group primarily based on revenues, and an increase in Core Group revenues relative to the Company's consolidated revenues. The increase in the Company's consolidated general and administrative expenses affecting the Core Group was primarily attributable to higher compensation and benefits expense.

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

                        AMERICAN HEALTH PROPERTIES, INC.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the Core Group had $4,149,000 outstanding under its revolving inter-Group loan to the Psychiatric Group. Under management policies currently in effect, the Core Group may provide the Psychiatric Group with revolving inter-Group loans of up to $8,050,000. In addition, as of March 31, 1997, the Core Group had $9,175,000 in fixed rate inter-Group loans to the Psychiatric Group.

         As of May 7, 1997, the Core Group had remaining commitments of $18.5 million to fund real estate projects currently under construction over approximately the next fifteen months. In addition, the Core Group had agreed to provide real estate financing to two different operators aggregating approximately $63.8 million. Of this amount, approximately $29 million has been committed to five assisted living projects to be constructed over the next fifteen months and $4.4 million has been committed to the financing of an existing long-term acute care hospital within the next two months. The remaining $30.4 million of financing has not been committed to specific acquisitions or projects.

         The Company has continued to increase its liquidity and enhance its financial flexibility. In January 1997, the Company completed a $220 million public unsecured debt offering, issuing $100 million of five-year senior notes and $120 million of ten-year senior notes. The Company used the net proceeds to pay off all outstanding borrowings under its $150 million bank facility at the time and to prepay all of its $152 million of outstanding private placement debt in late February 1997. As of May 7, 1997, the Company had no outstanding borrowings under its revolving credit facility and had $2.4 million in cash and short-term investments. The Company's total indebtedness as of May 7, 1997 was $225.7 million. The Company will utilize its revolving credit facility to fund its future Core Group acquisitions and its other commitments. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.

              PSYCHIATRIC GROUP COMBINED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                       March 31,     December 31,
                                                                         1997            1996
-------------------------------------------------------------------   -----------    -----------
ASSETS (Unaudited)
Real estate investments
    Real property and mortgage notes, net                             $    49,677    $    62,749
    Accumulated depreciation                                               (1,177)        (4,688)
                                                                      -----------    -----------
                                                                           48,500         58,061
Other notes receivable                                                      2,692          4,457
Other assets                                                                  693            743
-------------------------------------------------------------------   -----------    -----------

                                                                      $    51,885    $    63,261
===================================================================   ===========    ===========


ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Revolving loan from Core Group                                        $     4,149    $     4,183
Fixed rate loan from Core Group                                             9,175          9,175
Dividends payable                                                           1,563          1,667
Deferred income                                                                34            273
-------------------------------------------------------------------   -----------    -----------
                                                                           14,921         15,298
-------------------------------------------------------------------   -----------    -----------

Commitments and contingencies

Total Attributed Psychiatric Group Equity                                  36,964         47,963
-------------------------------------------------------------------   -----------    -----------

                                                                      $    51,885    $    63,261
===================================================================   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

         PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                Three Months Ended March 31,
                                                --------------------------
                                                    1997           1996
---------------------------------------------   -----------    -----------
REVENUES
Rental income                                   $       581    $       581
Mortgage interest income                              1,517          1,493
Additional rental and interest income                   204            182
Other interest income                                    99             99
---------------------------------------------   -----------    -----------
                                                      2,401          2,355
---------------------------------------------   -----------    -----------

EXPENSES
Depreciation and amortization                           186            186
Interest on loans from Core Group                       390            420
General and administrative                              295            317
Impairment loss on real estate
  investments and other notes receivable             11,000           --
---------------------------------------------   -----------    -----------
                                                     11,871            923
---------------------------------------------   -----------    -----------


NET INCOME (LOSS)                               $    (9,470)   $     1,432
=============================================   ===========    ===========


NET INCOME (LOSS) PER DEPOSITARY SHARE          $     (4.52)   $      0.68
=============================================   ===========    ===========


DIVIDENDS DECLARED PER DEPOSITARY SHARE         $    0.7500    $    0.7000
=============================================   ===========    ===========

WEIGHTED AVERAGE
    DEPOSITARY SHARES OUTSTANDING                     2,096          2,091
=============================================   ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

         PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                      Three Months Ended March 31,
                                                                      -=------------------------
                                                                          1997           1996
-------------------------------------------------------------------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     $    (9,470)   $     1,432
Depreciation, amortization and other non-cash items                           220            218
Deferred income                                                               (13)           (14)
Impairment loss on real estate
  investments and other notes receivable                                   11,000           --
Change in other assets                                                         47           (145)
Change in accounts payable and accrued liabilities                           (141)           (61)
-------------------------------------------------------------------   -----------    -----------
                                                                            1,643          1,430
-------------------------------------------------------------------   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on mortgage notes receivable                                17             15
Other notes receivable                                                         41             50
-------------------------------------------------------------------   -----------    -----------
                                                                               58             65
-------------------------------------------------------------------   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on revolving loan from Core Group                       (34)           173
Dividends paid                                                             (1,667)        (1,668)
-------------------------------------------------------------------   -----------    -----------
                                                                           (1,701)        (1,495)
-------------------------------------------------------------------   -----------    -----------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                       --             --
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                         --             --
-------------------------------------------------------------------   -----------    -----------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                        $      --      $      --
===================================================================   ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.


       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.     GENERAL

         American Health Properties, Inc., a Delaware corporation (the Company, which term refers to the Company and its subsidiaries unless the context otherwise requires), is a self-administered real estate investment trust (REIT) that commenced operations in 1987. The Company has investments in health care properties, including acute care, rehabilitation, long-term acute care and psychiatric hospitals, skilled nursing, assisted living and Alzheimer's care facilities and medical office buildings.

         The Company has two distinct classes of publicly-traded shares outstanding. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Company's investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living and Alzheimer's care facilities and medical office buildings (the Core Group). The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Company's investments in psychiatric hospitals (the Psychiatric Group). The capital structure of the Company as reflected by its two classes of shares does not affect the legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

         Basis of Presentation The combined condensed financial statements of the Psychiatric Group included herein have been prepared by the Company without audit and include all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with those included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

           New Accounting Standard In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 is intended to simplify the computation of earnings per share (EPS) and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. The effective date for the application of SFAS No. 128 for both interim and annual periods is after December 15, 1997. Earlier application is not permitted. Management does not expect the application of SFAS No. 128 to have a material impact on the Psychiatric Group's EPS calculation.

         Interest Paid Interest paid by the Psychiatric Group on inter-Group loans from the Core Group was $390,000 and $420,000 for the three months ended March 31, 1997 and 1996, respectively.

2.       DEBT

         Inter-Group Loans Repayment of inter-Group loans by the Psychiatric Group is primarily dependent upon the amount and timing of sales of the Psychiatric Group's assets and paydowns received by the Psychiatric Group on borrowings provided to a psychiatric hospital operator under a revolving credit agreement. The Company's board of directors has established certain management policies relating to the Psychiatric Group's inter-Group loans from the Core Group. Under the policies currently in effect, which may be modified or rescinded in the sole discretion of the Company's board of directors, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group are limited to a maximum of $8,050,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar with any permanent repayment in the future of borrowings under a revolving credit agreement provided to a Psychiatric Group hospital operator. In addition, the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000, and except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced to the Psychiatric Group by the Core Group.

                        AMERICAN HEALTH PROPERTIES, INC.


       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


3.       COMMITMENTS

         Other Notes Receivable The Psychiatric Group provides financing at variable rates to a psychiatric hospital operator under a revolving credit agreement. The commitment under this credit agreement was $2.7 million at March 31, 1997 of which $.2 million was unfunded.

         Real Estate Properties The Psychiatric Group has the right to approve capital expenditures at all of its properties and the option to fund certain capital expenditures on terms comparable to the original investment. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Psychiatric Group's increased investment. The Psychiatric Group had no commitments to fund such capital expenditures at March 31, 1997.

4.       STATUS OF PSYCHIATRIC GROUP INVESTMENTS

         At the beginning of 1996, the owner of the Florida facilities, Northpointe Behavioral Health System (Northpointe) and The Retreat, retained the Intensive Resource Division of Quorum Health Resources, Inc. (Quorum), a subsidiary of Quorum Health Group, Inc., to operate both hospitals on a contract basis. The owner had previously become aware of and was monitoring potential wide-ranging objections by several large insurance companies with respect to claims presented for services rendered. Additionally, there had been negative stories in the national media and the local press in Florida on psychiatric care provided in Florida, including criticism of admissions policies and practice patterns at psychiatric hospitals in the state generally, and at these two hospitals. Legislative hearings had been held in Florida on these issues, and various regulatory investigations likely had been conducted or initiated. The hospitals were also experiencing operational and cash flow difficulties which negatively impacted their ability to fund their rental and interest obligations to the Psychiatric Group as they became due.

         During 1996, the Psychiatric Group modified its agreements with the owner to allow for the deferral of rent and interest payments of Northpointe while certain restructuring and restaffing of the facility occurred. Pursuant to the deferral arrangements, Northpointe's monthly base rent payments of $50,000 were deferred from February 1996 through September 1996 and such deferred payments were scheduled to become payable twelve months from the month of deferral. In accordance with the terms of the deferral arrangements, Northpointe resumed making its full monthly base rent payments of $50,000 on October 1, 1996. In addition, Northpointe's monthly interest payments of $16,600 were deferred from February 1996 until March 1, 1997 on which date all such deferred interest was scheduled to be paid in full. Northpointe's deferred obligations are not recognized as income by the Psychiatric Group until such time as they are paid.

         In late 1996, the owner of Northpointe and The Retreat was named, together with other operators of other psychiatric facilities in Florida, in a lawsuit filed by several large insurance companies alleging widespread irregularities with respect to operations in years prior to 1995. Adverse publicity from the lawsuit appears to have materially exacerbated the operational and financial difficulties of Northpointe and The Retreat. Such operational and financial difficulties significantly worsened during the first quarter of 1997.

         The census at Northpointe in 1997 has been falling significantly below the levels projected by the owner at the end of 1996 and has now reached a level which makes it appear unlikely that the current operator of the facility can

                        AMERICAN HEALTH PROPERTIES, INC.


       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

continue operations at the facility. Although Northpointe had made its monthly base rent payments of $50,000 during the fourth quarter of 1996 and for January 1997, it has been unable to pay its subsequent monthly base rent and interest obligations or its deferred base rent and interest obligations. The owner and the Psychiatric Group have been exploring a range of options including the transfer of the hospital to a new operator, closing the facility, conversion of the facility to an alternative use or sale of the property. As a result of this review, the Psychiatric Group recorded a $5,100,000 impairment loss in the first quarter of 1997, including a $1,675,000 reserve against the entire unpaid balance under a revolving credit agreement provided to Northpointe and a reduction in the carrying value of its net real estate investment in Northpointe of $3,425,000 to its estimated fair value of $2,000,000. The estimated fair value of its investment was determined primarily based upon the discounting of estimated future cash flows and fundamental analysis. Base rent paid by Northpointe in the first quarter of 1997 represented $.02 per depositary share.

         The Retreat made all of its rent and interest payments to the Psychiatric Group in 1996. Adverse publicity from the aforementioned lawsuit also began having a negative impact on The Retreat during the first quarter of 1997. The facility has been experiencing a deterioration of its cash flow and a decline in census during 1997. Although The Retreat made its base rent and interest payments in 1997 through April, The Retreat made its February 1997 base rent payment of $92,000 from lease reserve funds and has not yet paid its additional rent for the first quarter of 1997 of approximately $45,000 or its base rent payment for May 1997 of $92,000. The volatile circumstances at The Retreat and deterioration in cash flows and census levels are likely to preclude the current operator of The Retreat from continuing operations at the facility. The owner and the Psychiatric Group have been exploring a range of options including the transfer of the hospital to a new operator, closing the facility, conversion of the facility to an alternative use or sale of the property. As a result of this review, the Psychiatric Group recorded a $5,900,000 impairment loss in the first quarter of 1997, including a $49,000 reserve against the entire unpaid balance under a revolving credit agreement provided to The Retreat and a reduction in the carrying value of its net real estate investment in The Retreat of $5,851,000 to its estimated fair value of $3,400,000. The estimated fair value of its investment was determined primarily based upon the discounting of estimated future cash flows and fundamental analysis. Base rent paid by The Retreat in the first quarter of 1997 represented $.13 per depositary share.

         In the first quarter of 1996, Rock Creek Center (RCC) in Illinois experienced certain documentation and procedural deficiencies that resulted in the denial of a substantial amount of Medicare receivables and a substantial negative adjustment to the hospital's 1995 Medicare cost report and 1996 interim Medicare reimbursement rate. These payor reimbursement issues, combined with lower than expected census during the first quarter of 1996, had an adverse impact on RCC's cash flow and its ability to fund its rental and interest obligations to the Psychiatric Group in 1996 as they became due. The net book value of the Psychiatric Group's investment in RCC, including advances under existing revolving credit agreements and other receivables, as of March 31, 1997 totaled $7,906,000. Quarterly base rent and interest obligations of RCC total approximately $324,000 ($.15 per depositary share). In 1996, the Psychiatric Group advanced $214,000 on behalf of the operator to pay property taxes on the facility, and reached an agreement with the operator for the deferral of base rent payments while the operator took certain actions to stabilize operations and implemented its revised business plan. Pursuant to the deferral arrangements, 100% of RCC's monthly base rent payments of $83,000 were deferred for May and June of 1996 and 50% of such monthly payments were deferred from July 1996 through October 1996, at which time monthly base rent payments returned to 100%. Deferred base rent is payable in the future only when the facility's cash exceeds a specified level, and the property tax advance is payable in monthly installments. RCC's deferred rent obligations are not recognized as income by the Psychiatric Group until such time as they are paid. RCC has made all of its monthly rent and interest payments in 1997 through May and the Psychiatric Group's property tax advance has been reduced by monthly payments to $78,000 as of March 31, 1997. Although the deferral arrangements provided interim financial relief while the operator implemented its strategy, there can be no assurance that the deferred amounts will be paid or that RCC will not require additional financial relief in the future.

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

         The two New York Four Winds facilities are working to develop an integrated behavioral health care delivery system in lower and upper New York state. Although such a system is intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the state of New York, it is not possible to predict the impact and timing of such changes and whether the proposed system will be successful in that new environment.

         Although management currently believes that the recorded investments in the psychiatric hospitals are realizable, if the psychiatric operators are unable to successfully adapt to the fundamental ongoing changes in the psychiatric industry and consistently mitigate the negative impact of such changes on their financial performance, the Psychiatric Group may be required to further restructure payment obligations, identify alternative operators, pursue alternative uses for or disposition of the properties and/or make additional write-downs of the value of its investments in the psychiatric hospitals. If the Psychiatric Group is required to take any of there actions, various costs may be incurred by the Psychiatric Group in an effort to protect and maintain its investments. The Psychiatric Group does not intend to make new investments, and over time, may sell, restructure or seek other means to reduce its investments. The Company retains an investment banking firm to provide financial advisory services to the Psychiatric Group. These services include supplemental monitoring of the performance of individual assets, assistance in potential sales or restructurings of particular investments and continuing assessments of available strategic alternatives for the portfolio. The cost of the financial advisory services are specifically charged to the operating results of the Psychiatric Group.

         The Psychiatric Group's dividend is determined quarterly based upon each quarter's operating results. The level of dividends of the Psychiatric Group in the past year have varied quarter-to-quarter. Any significant advance of additional funds to operators of the Psychiatric Group's properties, modification of terms covering the rental or interest obligations of its properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares. In light of the uncertainty surrounding the ultimate financial outcome of the two Florida investments, it is likely that future quarterly dividends will be adjusted downward to reflect an expected loss of some or all of the income from those investments.

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

         Factors Regarding Future Results and Forward-Looking Statements Statements that are not historical facts contained in management's discussion and analysis of financial condition and results of operations are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Certain factors that could cause actual results to differ materially include, among others: the financial success of the operations conducted at the Psychiatric Group's facilities and the financial strength of the operators of such facilities, the continuing ability of operators to meet their obligations to the Psychiatric Group under existing or restructured agreements, changes in operators or ownership of operators, the viability of alternative uses for the Psychiatric Group's properties when necessary, changes in government policy relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third-party payors, lower occupancy levels at the Psychiatric Group's facilities, the availability and cost of capital and changes in tax laws and regulations affecting real estate investment trusts. For a further discussion of such factors, see "Management's Discussion and Analysis of Psychiatric Group Combined Financial Condition and Results of Operations - Future Operating Results" herein.

OPERATING RESULTS

First Quarter 1997 Compared With 1996

         For the first quarter of 1997, the Psychiatric Group reported a net loss of ($9,470,000) or ($4.52) per depositary share compared with net income of $1,432,000 or $.68 per depositary share for the first quarter of 1996. The net loss for the first quarter of 1997 included an impairment loss on real estate investments and other notes receivable of ($11,000,000) or ($5.25) per depositary share.

         Interest expense on inter-Group loans from the Core Group was $390,000 for the first quarter of 1996, a decrease of $30,000 or 7% from $420,000 for the first quarter of 1996. This decrease reflects a lower average balance outstanding on loans from the Core Group as a result of repayments by the Psychiatric Group from its available undistributed cash flow.

         General and administrative expenses were $295,000 for the first quarter of 1997, a decrease of $22,000 or 7% from $317,000 for the first quarter of 1996. The Company's consolidated general and administrative expenses are allocated between the Core Group and Psychiatric Group primarily based on revenues, however significant costs directly related to either Group are specifically charged to the applicable Group. The Psychiatric Group was specifically charged for $116,000 of costs in the first quarter of 1997 compared with $140,000 in the first quarter of 1996 for financial advisory services. These services were provided primarily by an investment banking firm for supplemental monitoring of the performance of the Psychiatric Group's properties and assistance in addressing operational and cash flow difficulties of certain operators of the properties.

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

         Fundamental changes in the psychiatric industry continue to negatively impact the facility-specific operating cash flow at the Psychiatric Group's properties. Institutions responsible for the reimbursement of care provided to patients who use inpatient psychiatric treatment services have directed efforts toward decreasing their payments for such services, thereby reducing hospital operating revenues. Some cost-cutting measures used by such institutions include decreasing the inpatient length of stay, intensively reviewing utilization, directing patients from inpatient care to outpatient care and negotiating reduced reimbursement rates for

                        AMERICAN HEALTH PROPERTIES, INC.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


services. The wider use of psychotropic drugs also has resulted in significant declines in the average length of stay. In addition, aggressive program compliance enforcement and increased scrutiny of past and current billing practices has resulted in the filing of lawsuits against some providers and significant negative publicity which has further exacerbated the financial and operational difficulties of providers. Although the operators of the psychiatric hospitals are responding by increasing case management, developing lower cost outpatient and daypatient programs and reducing operating costs, their efforts are generally not consistently mitigating the negative impact of these fundamental psychiatric industry changes. As a result, certain of the Psychiatric Group hospital operators have not met their contractual payment obligations to the Psychiatric Group as scheduled and there can be no assurance that Psychiatric Group operators will be able to meet such payment obligations in the future.

         In general, the operators of the Psychiatric Group's properties have very limited access to financing for their operating and capital needs. The Psychiatric Group currently is providing such financing under a revolving credit agreement to the operator of one of its psychiatric properties. As of May 7, 1997, outstanding borrowings under such agreement totaled $2,500,000, and the Psychiatric Group has committed to fund an additional $200,000 of borrowings upon request, subject to certain conditions. In the past, the Psychiatric Group has provided similar financing to other operators of its properties which have been unable to pay off their outstanding borrowings. There can be no assurance that the operator currently borrowing under a revolving credit agreement will be able to secure replacement financing from third-party lenders or to pay off its outstanding borrowings when they become due. To the extent the operators of the Psychiatric Group's properties have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's Board of Directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital operator, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then-existing policies), although the Company's Board of Directors is under no obligation to do so.

         At the beginning of 1996, the owner of the Florida facilities, Northpointe Behavioral Health System (Northpointe) and The Retreat, retained the Intensive Resource Division of Quorum Health Resources, Inc. (Quorum), a subsidiary of Quorum Health Group, Inc., to operate both hospitals on a contract basis. The owner had previously become aware of and was monitoring potential wide-ranging objections by several large insurance companies with respect to claims presented for services rendered. Additionally, there had been negative stories in the national media and the local press in Florida on psychiatric care provided in Florida, including criticism of admissions policies and practice patterns at psychiatric hospitals in the state generally, and at these two hospitals. Legislative hearings had been held in Florida on these issues, and various regulatory investigations likely had been conducted or initiated. The hospitals were also experiencing operational and cash flow difficulties which negatively impacted their ability to fund their rental and interest obligations to the Psychiatric Group as they became due.

         During 1996, the Psychiatric Group modified its agreements with the owner to allow for the deferral of rent and interest payments of Northpointe while certain restructuring and restaffing of the facility occurred. Pursuant to the deferral arrangements, Northpointe's monthly base rent payments of $50,000 were deferred from February 1996 through September 1996 and such deferred payments were scheduled to become payable twelve months from the month of deferral. In accordance with the terms of the deferral arrangements,

                        AMERICAN HEALTH PROPERTIES, INC.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Northpointe resumed making its full monthly base rent payments of $50,000 on October 1, 1996. In addition, Northpointe's monthly interest payments of $16,600 were deferred from February 1996 until March 1, 1997 on which date all such deferred interest was scheduled to be paid in full. Northpointe's deferred obligations are not recognized as income by the Psychiatric Group until such time as they are paid.

         In late 1996, the owner of Northpointe and The Retreat was named, together with other operators of other psychiatric facilities in Florida, in a lawsuit filed by several large insurance companies alleging widespread irregularities with respect to operations in years prior to 1995. Adverse publicity from the lawsuit appears to have materially exacerbated the operational and financial difficulties of Northpointe and The Retreat. Such operational and financial difficulties significantly worsened during the first quarter of 1997.

         The census at Northpointe in 1997 has been falling significantly below the levels projected by the owner at the end of 1996 and has now reached a level which makes it appear unlikely that the current operator of the facility can continue operations at the facility. Although Northpointe had made its monthly base rent payments of $50,000 during the fourth quarter of 1996 and for January 1997, it has been unable to pay its subsequent monthly base rent and interest obligations or its deferred base rent and interest obligations. The owner and the Psychiatric Group have been exploring a range of options including the transfer of the hospital to a new operator, closing the facility, conversion of the facility to an alternative use or sale of the property. As a result of this review, the Psychiatric Group recorded a $5,100,000 impairment loss in the first quarter of 1997, including a $1,675,000 reserve against the entire unpaid balance under a revolving credit agreement provided to Northpointe and a reduction in the carrying value of its net real estate investment in Northpointe of $3,425,000 to its estimated fair value of $2,000,000. Base rent paid by Northpointe in the first quarter of 1997 represented $.02 per depositary share.

         The Retreat made all of its rent and interest payments to the Psychiatric Group in 1996. Adverse publicity from the aforementioned lawsuit also began having a negative impact on The Retreat during the first quarter of 1997. The facility has been experiencing a deterioration of its cash flow and a decline in census during 1997. Although The Retreat made its base rent and interest payments in 1997 through April, The Retreat made its February 1997 base rent payment of $92,000 from lease reserve funds and has not yet paid its additional rent for the first quarter of 1997 of approximately $45,000 or its base rent payment for May 1997 of $92,000. The volatile circumstances at The Retreat and deterioration in cash flows and census levels are likely to preclude the current operator of The Retreat from continuing operations at the facility. The owner and the Psychiatric Group have been exploring a range of options including the transfer of the hospital to a new operator, closing the facility, conversion of the facility to an alternative use or sale of the property. As a result of this review, the Psychiatric Group recorded a $5,900,000 impairment loss in the first quarter of 1997, including a $49,000 reserve against the entire unpaid balance under a revolving credit agreement provided to The Retreat and a reduction in the carrying value of its net real estate investment in The Retreat of $5,851,000 to its estimated fair value of $3,400,000. Base rent paid by The Retreat in the first quarter of 1997 represented $.13 per depositary share.

         In the first quarter of 1996, Rock Creek Center (RCC) in Illinois experienced certain documentation and procedural deficiencies that resulted in the denial of a substantial amount of Medicare receivables and a substantial negative adjustment to the hospital's 1995 Medicare cost report and 1996 interim Medicare reimbursement rate. These payor reimbursement issues, combined with lower than expected census during the first quarter of 1996, had an adverse impact on RCC's cash flow and its ability to fund its rental and interest obligations to the Psychiatric Group in 1996 as they became due. The net book value of the Psychiatric Group's investment in RCC, including advances under existing revolving credit agreements and other receivables, as of March 31, 1997 totaled $7,906,000. Quarterly base rent and interest obligations of RCC total approximately $324,000 ($.15 per depositary share). In 1996, the Psychiatric Group advanced $214,000 on behalf of the operator to pay property taxes on the facility, and reached an agreement with the operator for the deferral of base rent payments while the operator took certain actions to stabilize operations and implemented its revised business plan. Pursuant to the deferral arrangements, 100% of RCC's monthly base rent payments of $83,000 were deferred for May and June of 1996

                        AMERICAN HEALTH PROPERTIES, INC.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


and 50% of such monthly payments were deferred from July 1996 through October 1996, at which time monthly base rent payments returned to 100%. Deferred base rent is payable in the future only when the facility's cash exceeds a specified level, and the property tax advance is payable in monthly installments. RCC's deferred rent obligations are not recognized as income by the Psychiatric Group until such time as they are paid. RCC has made all of its monthly rent and interest payments in 1997 through May and the Psychiatric Group's property tax advance has been reduced by monthly payments to $78,000 as of March 31, 1997. Although the deferral arrangements provided interim financial relief while the operator implemented its strategy, there can be no assurance that the deferred amounts will be paid or that RCC will not require additional financial relief in the future.

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

         The two New York Four Winds facilities are working to develop an integrated behavioral health care delivery system in lower and upper New York state. Although such a system is intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the state of New York, it is not possible to predict the impact and timing of such changes and whether the proposed system will be successful in that new environment.

         Although management currently believes that the recorded investments in the psychiatric hospitals are realizable, if the psychiatric operators are unable to successfully adapt to the fundamental ongoing changes in the psychiatric industry and consistently mitigate the negative impact of such changes on their financial performance, the Psychiatric Group may be required to further restructure payment obligations, identify alternative operators, pursue alternative uses for or dispositions of the properties and/or make additional write-downs of the value of its investments in the psychiatric hospitals. If the Psychiatric Group is required to take any of these actions, various costs may be incurred by the Psychiatric Group in an effort to protect and maintain its investments. The Psychiatric Group does not intend to make new investments, and over time, may sell, restructure or seek other means to reduce its investments. The Company retains an investment banking firm to provide financial advisory services to the Psychiatric Group. These services include supplemental monitoring of the performance of individual assets, assistance in potential sales or restructurings of particular investments and continuing assessments of available strategic alternatives for the portfolio. The cost of the financial advisory services are specifically charged to the operating results of the Psychiatric Group.

         The Psychiatric Group's dividend is determined quarterly based upon each quarter's operating results. The level of dividends of the Psychiatric Group in the past year have varied quarter-to-quarter. Any significant advance of additional funds to operators of the Psychiatric Group's properties, modification of terms covering the rental or interest obligations of its properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares. The quarterly dividend on Psychiatric Group Depositary Shares was decreased to $.75 per share in the first quarter of 1997 compared to $.80 per share in the fourth quarter of 1996. In light of the uncertainty surrounding the ultimate financial outcome of the

                        AMERICAN HEALTH PROPERTIES, INC.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


two Florida investments, it is likely that future quarterly dividends will be adjusted downward to reflect an expected loss of some or all of the income from those investments.

LIQUIDITY AND CAPITAL RESOURCES

         As of May 7, 1997, the Psychiatric Group had an unfunded commitment under a revolving credit agreement provided to a psychiatric hospital operator of $.2 million.

         At March 31, 1997, the Psychiatric Group had $4,149,000 and $9,175,000 outstanding under its revolving inter-Group loan from the Core Group and its fixed rate inter-Group loan from the Core Group, respectively. The Psychiatric Group is required to use the net proceeds from the disposition of Psychiatric Group assets to pay down its outstanding revolving inter-Group loan (to the extent of the psychiatric hospital operator borrowings under revolving credit agreements associated with the asset or assets sold) with any excess used to pay down the balance outstanding under the fixed rate inter-Group loan. The Company's Board of Directors has established certain management policies relating to the Psychiatric Group's inter-Group loans from the Core Group. Under the policies currently in effect, which may be modified or rescinded in the sole discretion of the Company's Board of Directors, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group are limited to a maximum of $8,050,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar with any permanent repayment in the future of borrowings under a revolving credit agreement provided to a Psychiatric Group hospital operator. In addition, the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000, and except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced to the Psychiatric Group by the Core Group. The Psychiatric Group has no third-party sources of additional financing and, as a result, is dependent on the Core Group for all such financing. Although the Core Group may make this financing available, there is no obligation of the Company's Board of Directors to cause the Core Group to provide funds to the Psychiatric Group if the Board of Directors determines that it is in the Company's best interest not to do so. To the extent needed funds are not advanced by the Core Group, the Psychiatric Group would experience immediate, significant negative effects.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       10.1  Second Amendment to Credit Agreement dated as of January 15, 1997

       27    Financial Data Schedule

  (b)  Reports on Form 8-K

       On January 8, 1997, the Company filed a Current Report on Form 8-K that contained as exhibits Executive Employment Agreements for Joseph P. Sullivan, Michael J. McGee and C. Gregory Schonert and a consent of Arthur Andersen LLP, the Company's independent public accountants.

       On January 16, 1997, the Company filed a Current Report on Form 8-K that contained as exhibits an Executive Employment Agreement for Thomas T. Schleck and the First Amendment to the Company's Credit Agreement.

       On January 21, 1997, the Company filed a Current Report on Form 8-K that contained as exhibits the Underwriting Agreement, Pricing Agreements and Indenture for the Company's $220 million public debt offering of unsecured senior notes payable and a consent of Arthur Andersen LLP, the Company's independent public accountants.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 1997
                                        AMERICAN HEALTH PROPERTIES, INC.


                                        By:  JOSEPH P. SULLIVAN
                                           -------------------------------------
                                             Joseph P. Sullivan
                                             Chairman of the Board, President &
                                             Chief Executive Officer
                                             (Principal Executive Officer)



                                        By:  MICHAEL J. McGEE
                                           -------------------------------------
                                             Michael J. McGee
                                             Senior Vice President & Chief
                                             Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
------           -----------
10.1             Second Amendment to Credit Agreement dated as of January 15, 1997

27               Financial Data Schedule