Form 10-Q
period 1997-06-30
AMERICAN HEALTH PROPERTIES INC
filed 1997-08-14
CIK 808240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 (MARK ONE)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                    OR
   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________________ TO____________________
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

         SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE,
                  OUTSTANDING AT AUGUST 8, 1997 -- 23,559,054

     SHARES OF REGISTRANT'S PSYCHIATRIC GROUP DEPOSITARY SHARES, EACH REPRESENTING ONE-TENTH OF ONE SHARE OF PSYCHIATRIC GROUP PREFERRED STOCK, $.01 PAR VALUE, OUTSTANDING AT AUGUST 8, 1997 -- 2,083,931.

================================================================================

                        AMERICAN HEALTH PROPERTIES, INC.

                                 JUNE 30, 1997

                               TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                                                         PAGE

CONSOLIDATED COMPANY
Item 1.   Consolidated Condensed Financial Statements:
          Balance sheets as of June 30, 1997 and December 31, 1996  . . . . . . . . . . . . . . .        2
          Statements of operations for the three and six months ended June 30, 1997 and 1996  . .        3
          Statements of cash flows for the six months ended June 30, 1997 and 1996  . . . . . . .        4
          Notes to financial statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . .        9

CORE GROUP

Item 1.   Core Group Combined Condensed Financial Statements:
          Balance sheets as of June 30, 1997 and December 31, 1996  . . . . . . . . . . . . . . .       15
          Statements of operations for the three and six months ended June 30, 1997 and 1996  . .       16
          Statements of cash flows for the six months ended June 30, 1997 and 1996  . . . . . . .       17
          Notes to financial statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18

Item 2.   Management's Discussion and Analysis of Core Group
          Combined Financial Condition and Results of Operations  . . . . . . . . . . . . . . . .       22

PSYCHIATRIC GROUP

Item 1.   Psychiatric Group Combined Condensed Financial Statements:
          Balance sheets as of June 30, 1997 and December 31, 1996  . . . . . . . . . . . . . . .       27
          Statements of operations for the three and six months ended June 30, 1997 and 1996  . .       28
          Statements of cash flows for the six months ended June 30, 1997 and 1996  . . . . . . .       29
          Notes to financial statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30

Item 2.   Management's Discussion and Analysis of Psychiatric Group
          Combined Financial Condition and Results of Operations  . . . . . . . . . . . . . . . .       36

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . .       43

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .       44

                        AMERICAN HEALTH PROPERTIES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                        June 30,      December 31,
                                                                          1997            1996
-------------------------------------------------------------------     ---------      ---------
Assets                                                                 (Unaudited)
Real estate investments
    Real property and mortgage notes, net                               $ 649,626      $ 644,380
    Construction in progress                                                6,104          4,834
    Accumulated depreciation                                              (94,102)       (90,139)
                                                                        ---------      ---------
                                                                          561,628        559,075
Notes receivable and financing leases                                       6,156          8,152
Other assets                                                               12,019          9,175
Cash and short-term investments                                             2,955          1,480
-------------------------------------------------------------------     ---------      ---------

                                                                        $ 582,758      $ 577,882
-------------------------------------------------------------------     ---------      ---------


Liabilities and Stockholders' Equity
Bank loans payable                                                      $   9,000      $  48,500
Notes and bonds payable                                                   225,723        158,601
Accounts payable and accrued liabilities                                   10,705          7,385
Dividends payable                                                          13,632         13,981
Deferred income                                                             3,866          4,276
-------------------------------------------------------------------     ---------      ---------
                                                                          262,926        232,743
-------------------------------------------------------------------     ---------      ---------

Commitments and contingencies

Stockholders' equity
    Preferred stock $.01 par value; 1,000 shares authorized;
       208 shares issued and outstanding                                        2              2
    Common stock $.01 par value; 100,000 shares authorized;
       23,464 and 23,455 shares issued and outstanding                        235            235
    Additional paid-in capital                                            482,918        482,083
    Cumulative net income                                                 258,056        256,691
    Cumulative dividends                                                 (421,379)      (393,872)
-------------------------------------------------------------------     ---------      ---------
                                                                          319,832        345,139
-------------------------------------------------------------------     ---------      ---------

                                                                        $ 582,758      $ 577,882
-------------------------------------------------------------------     ---------      ---------




   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                   Three Months               Six Months
                                                  Ended June 30,            Ended June 30,
                                                -------------------     ---------------------
                                                 1997        1996        1997          1996
-------------------------------------------     -------     -------     --------      -------
REVENUES
Rental income                                   $17,817     $17,080     $ 35,627      $34,378
Mortgage interest income                          1,531       1,493        3,048        2,986
Additional rental and interest income             3,147       3,063        6,123        6,011
Other property income                                34          --           34           --
Other interest income                               242         291        1,272          673
-------------------------------------------     -------     -------     --------      -------
                                                 22,771      21,927       46,104       44,048
-------------------------------------------     -------     -------     --------      -------

EXPENSES
Depreciation and amortization                     3,889       3,718        7,717        7,443
Property operating                                   77          11           88           22
Interest expense                                  4,478       5,513       10,585       11,279
General and administrative                        1,948       1,958        3,828        3,769
Impairment loss on real estate
  investments and other notes receivable             --          --       11,000           --
-------------------------------------------     -------     -------     --------      -------
                                                 10,392      11,200       33,218       22,513
-------------------------------------------     -------     -------     --------      -------
Minority interest                                    47          58           94          115
-------------------------------------------     -------     -------     --------      -------

NET INCOME BEFORE EXTRAORDINARY ITEM             12,332      10,669       12,792       21,420

EXTRAORDINARY LOSS ON DEBT PREPAYMENT                --          --      (11,427)          --
-------------------------------------------     -------     -------     --------      -------

NET INCOME                                      $12,332     $10,669     $  1,365      $21,420
-------------------------------------------     -------     -------     --------      -------


ATTRIBUTABLE TO -
  CORE GROUP COMMON STOCK
      Net Income Before Extraordinary Item      $11,129     $ 9,435     $ 21,059      $18,754
      Extraordinary Loss On Debt Prepayment     $    --     $    --     $(11,427)     $    --
      Net Income                                $11,129     $ 9,435     $  9,632      $18,754

      PER SHARE AMOUNTS:
      Net Income Before Extraordinary Item      $  0.47     $  0.40     $   0.89      $  0.80
      Extraordinary Loss On Debt Prepayment     $    --     $    --     $  (0.48)     $    --
      Net Income                                $  0.47     $  0.40     $   0.41      $  0.80
      Dividends Declared                        $0.5250     $0.5050     $ 1.0500      $1.0100

      Weighted Average Shares Outstanding        23,559      23,510       23,553       23,505

  PSYCHIATRIC GROUP DEPOSITARY SHARES
      Net Income (Loss)                         $ 1,203     $ 1,234     $ (8,267)     $ 2,666
      Net Income (Loss) Per Share               $  0.57     $  0.59     $  (3.94)     $  1.27
      Dividends Declared Per Share              $0.6300     $0.6500     $ 1.3800      $1.3500
      Weighted Average Shares Outstanding         2,097       2,092        2,097        2,091



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                               Six Months
                                                                             Ended June 30,
                                                                        -----------------------
                                                                           1997          1996
-------------------------------------------------------------------     ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $   1,365      $ 21,420
Extraordinary loss on debt prepayment                                      11,427            --
Depreciation, amortization and other non-cash items                         9,033         8,577
Deferred income                                                              (249)         (255)
Impairment loss on real estate
  investments and other notes receivable                                   11,000            --
Change in other assets                                                     (1,415)          453
Change in accounts payable and accrued liabilities                          3,244        (1,058)
-------------------------------------------------------------------     ---------      --------
                                                                           34,405        29,137
-------------------------------------------------------------------     ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties                    (15,923)       (8,699)
Mortgage note receivable fundings                                          (3,684)           --
Principal payments on mortgage notes receivable                                35            31
Other notes receivable                                                        114           101
Direct financing leases                                                       158         2,097
Administrative capital expenditures                                           (11)          (38)
-------------------------------------------------------------------     ---------      --------
                                                                          (19,311)       (6,508)
-------------------------------------------------------------------     ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                               (39,500)       27,000
Proceeds from notes payable issuance                                      218,965            --
Prepayment of notes payable                                              (163,176)           --
Principal payments on notes payable                                            --       (29,000)
Financing costs paid                                                       (2,152)          (80)
Proceeds from exercise of stock options                                       100            --
Dividends paid                                                            (27,856)      (26,807)
-------------------------------------------------------------------     ---------      --------
                                                                          (13,619)      (28,887)
-------------------------------------------------------------------     ---------      --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                      1,475        (6,258)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                        1,480         7,571
-------------------------------------------------------------------     ---------      --------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                          $   2,955      $  1,313
-------------------------------------------------------------------     ---------      --------




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

         Interest Paid Interest paid by the Company, net of interest capitalized, was $5,691,000 and $10,718,000 for the six months ended June 30, 1997 and 1996, respectively. The Company had $201,000 and $531,000 of capitalized interest for the six months ended June 30, 1997 and 1996, respectively.

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

3.       STOCKHOLDERS' EQUITY

         Stock Incentive Plans During the six months ended June 30, 1997, options to purchase 184,534 shares of Core Group Common Stock at a weighted average exercise price of $25.38 per share were issued pursuant to the Company's stock incentive plans. During the six months ended June 30, 1997, options to purchase 4,700 shares of Core Group Common Stock were exercised at a weighted average exercise price of $21.37 per share resulting in additional equity of $100,000. Options to purchase 10,000 shares of Core Group Common Stock at a weighted average exercise price of $23.18 per share were canceled during the six months ended June 30, 1997. Pursuant to an election to receive payment of his annual board fees on a deferred basis in the form of stock, 4,027 shares of Core Group Common Stock were issued to a director during the six months ended June 30, 1997.

4.       COMMITMENTS

         Real Estate Properties The Company has the right to approve capital expenditures at all of its properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Company's increased investment. At June 30, 1997, the Company had no commitments to fund capital expenditures pursuant to these rights and obligations.

         As of June 30, 1997, the Company had funded $4.1 million of a $6.2 million commitment to finance the acquisition and renovation of a long-term acute care facility in Amarillo, Texas to be operated by an experienced operator. In addition, the Company had funded $3.7 million of a $4.4 million mortgage loan to this same operator, which is secured by a long-term acute care facility in Houston, Texas. The Company has also agreed to provide an additional $9.4 million of real estate financing to this same operator for other similar facilities.

         As of June 30, 1997, the Company had funded $2.0 million of a $17 million commitment to provide construction and lease financing for two skilled nursing properties in Las Vegas, Nevada to be operated by an experienced operator of skilled nursing facilities.

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

         The Company has agreed to provide $50 million of real estate financing to an experienced operator of assisted living facilities. Approximately $29 million has been specifically identified for the construction of five properties located in four states which will be leased to the operator upon completion.

5.       STATUS OF PSYCHIATRIC GROUP INVESTMENTS

         The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant psychiatric investment write-downs and the periodic restructuring of psychiatric operator payment obligations. In 1995, the Company restructured the leases covering its two psychiatric properties in Florida, Northpointe Behavioral Health System (Northpointe) and The Retreat, and during 1996, provided for the partial deferral of rental and interest obligations related to one of these properties and the partial deferral of rental obligations of its psychiatric property in Illinois, Rock Creek Center (RCC).

         Adverse publicity from a lawsuit filed against the owner of the two Florida psychiatric hospitals in late 1996 materially exacerbated the operational and financial difficulties of the facilities during the first quarter of 1997. After reviewing the significantly worsened operational and financial problems of the hospitals and various alternatives for the facilities, the Company recorded an $11 million impairment charge in the first quarter of 1997 to reduce its total carrying value for these two investments to their estimated fair value of $5,400,000. The financial and operational problems at the two Florida psychiatric hospitals continued to worsen during the second quarter of 1997, and there are ongoing defaults by these hospitals in the performance of their financial obligations to the Company. The Retreat has not made its monthly contractual base rent or interest payments since April 1997 nor any contractual additional rent payments in 1997, and Northpointe has not made its monthly contractual rent payments since January 1997 nor any interest payments since the January 1996 payment. In addition, the owner of the Northpointe hospital ceased operations during the second quarter of 1997. Although the owner of The Retreat hospital currently continues to operate the facility, it is unlikely that operations can continue for any significant period of time without a change in the owner and operator. The Company is continuing to explore a range of options for the two Florida properties, including the transfer of the hospitals to new operators, conversion of the facilities to an alternative use or sale of the properties. Due to the complexity and time involved in adequately evaluating its options, the Company has not yet reached a decision as to its ultimate course of action. In light of the volatile circumstances of these two properties, the Company cannot be assured that further write- downs of these investments will not be required.

         The current term of the RCC lease expires in December 1997. The lease agreement provides the operator with an option to renew the lease for an additional five-year term at fair market rental. Although the Company believes that the lease will be renewed, the Company cannot be assured that the lease will be renewed or that, if renewed, the annual minimum rent payments will remain at the current level of $1,000,000. Furthermore, the $2,500,000 balance outstanding under RCC's revolving credit agreement matured June 30, 1997. The Company is currently negotiating an extension of the revolving credit agreement to correspond with the expiration of RCC's current lease term and will negotiate further extensions in connection with renewal of the lease. Meanwhile, the operator has continued to make interest payments on the outstanding balance. Should the lease not be renewed or the revolving loan not be repaid or extended, a negative impact to the Company may result.

         Although management currently believes that the recorded investments in the psychiatric hospitals are realizable, if the psychiatric operators are unable to successfully adapt to the fundamental ongoing changes in the psychiatric industry and consistently mitigate the negative impact of such changes on their financial performance, the Company may be required to further restructure payment obligations, identify alternative operators, pursue alternative uses for or dispositions of the properties and/or make additional write-downs of the value of its investments in the psychiatric hospitals. If the Company is required to take any of these actions, various costs are likely to be incurred by the Company in an effort to protect, maintain and pursue alternatives for its investments. The Company does not intend to make new investments in the psychiatric sector, and over time, may sell, restructure or seek other means to reduce its investments in the psychiatric sector.

         The dividend on the Company's Psychiatric Group Depositary Shares is determined each quarter based upon the operating results of the Company's Psychiatric Group. Historically, the level of dividends of the

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



Psychiatric Group have varied quarter-to-quarter. Any significant advance of additional funds to psychiatric hospital operators, modification of terms covering the rental or interest obligations of its psychiatric properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Company's Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares. In addition to the foregoing, future operating results, cash flows and dividends of the Company's Psychiatric Group will be affected by changes in the level of additional rent and interest, the amount of additional financial advisory fees and, to the extent necessary, various costs which might be incurred in an effort to protect, maintain and pursue alternatives for its psychiatric investments. In light of the uncertainty surrounding the ultimate financial outcome of the two Florida investments, it is likely that future quarterly dividends on the Company's Psychiatric Group Depositary Shares will be adjusted downward to reflect the expected continued loss of some or all of the income from those investments and various costs incurred in an effort to protect, maintain and pursue alternatives for those investments.

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

OPERATING RESULTS

Second Quarter and Year to Date 1997 Compared With 1996

         For the second quarter of 1997, the Company reported net income of $12,332,000 compared with net income of $10,669,000 for the second quarter of 1996. For the six months ended June 30, 1997, the Company reported net income of $1,365,000 compared with net income of $21,420,000 for the six months ended June 30, 1996. For the six months ended June 30, 1997, the Company reported net income before extraordinary item of $12,792,000 compared with net income before extraordinary item of $21,420,000 for the six months ended June 30, 1996. Net income for the six months ended June 30, 1997 included an impairment loss on psychiatric investments of ($11,000,000) and an extraordinary loss on debt prepayment of ($11,427,000). See the

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Consolidated Condensed Statements of Operations for the net income (loss) and per share amounts attributable to the Core Group Common Stock and the Psychiatric Group Depositary Shares.

         Rental income was $17,817,000 for the second quarter of 1997, an increase of $737,000 or 4% from $17,080,000 for the second quarter of 1996. Rental income was $35,627,000 for the six months ended June 30, 1997, an increase of $1,249,000 or 4% from $34,378,000 for the six months ended June 30, 1996. This increase was primarily attributable to rental income from new properties acquired subsequent to the first quarter of 1996. These property additions also resulted in an increase in depreciation and amortization of $171,000 or 5% to $3,889,000 for the second quarter of 1997 compared with $3,718,000 for the second quarter of 1996 and an increase of $274,000 or 4% to $7,717,000 for the six months ended June 30, 1997 compared with $7,443,000 for the same period in 1996.

         Additional rental and interest income was $3,147,000 for the second quarter of 1997, an increase of $84,000 or 3% from $3,063,000 for the second quarter of 1996. Additional rental and interest income was $6,123,000 for the six months ended June 30, 1997, an increase of $112,000 or 2% from $6,011,000 for the six months ended June 30, 1996. The majority of this positive variation was attributable to various properties that began paying additional rent for the first time.

         Other property income of $34,000 for the second quarter of 1997 and the six months ended June 30, 1997 represents property operating expense reimbursements from medical office facility tenants.

         Other interest income decreased $49,000 or 17% to $242,000 for the second quarter of 1997 from $291,000 for the second quarter of 1996. Other interest income increased $599,000 or 89% to $1,272,000 for the six months ended June 30, 1997 from $673,000 for the six months ended June 30, 1996. The decrease in other interest income for the second quarter was primarily attributable to a lower average balance of direct financing leases in 1997.
The increase in other interest income for the first six months of 1997 was primarily attributable to higher investable cash balances, partially offset by a lower average balance of direct financing leases. Investable cash balances were significantly higher during the first quarter of 1997 due to the temporary investment of a portion of the proceeds of a public debt offering in late January 1997 until used to prepay the Company's private placement debt in late February 1997 after the prepayment notice period had expired.

         Property operating expense was $77,000 for the second quarter of 1997, an increase of $66,000 from $11,000 for the second quarter of 1996. Property operating expense was $88,000 for the six months ended June 30, 1997, an increase of $66,000 from $22,000 for the comparable period in 1996. This increase was attributable to operating expenses associated with an investment in a multi-tenant medical office facility during the second quarter of 1997 and costs related to the protection and maintenance of a psychiatric property in Florida after the hospital owner ceased hospital operations during the second quarter of 1997.

         Interest expense was $4,478,000 for the second quarter of 1997, a decrease of $1,035,000 or 19% from $5,513,000 for the second quarter of 1996. Interest expense was $10,585,000 for the six months ended June 30, 1997, a decrease of $694,000 or 6% from $11,279,000 for the six months ended June 30, 1996. The decrease in interest expense during these periods was primarily attributable to a lower weighted average effective interest rate on long-term debt during 1997, partially offset by a higher amount of long-term debt and a lower amount of capitalized interest in 1997. In late January 1997, the Company sold $220 million of publicly-traded

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



unsecured senior notes with a weighted average effective interest rate of approximately 7.56%. The Company used the proceeds of this offering to pay off the borrowings under its bank credit agreement outstanding at the time and to prepay $152 million of 11.03% private placement debt in late February 1997 prior to its scheduled maturity, incurring an extraordinary charge in the first quarter of 1997 of $11,427,000.

         General and administrative expenses were $1,948,000 for the second quarter of 1997, a decrease of $10,000 or 1% from $1,958,000 for the second quarter of 1996. For the first half of 1997, general and administrative expenses were $3,828,000, an increase of $59,000 or 2% from $3,769,000 for the first half of 1996. These variations were primarily attributable to higher compensation and benefits expense and an increase in travel expense, partially offset by a reduction in financial advisory and officer hiring costs.

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

         The Company's future operating results could be affected by the operating performance of the Company's lessees and borrowers. The rental and interest obligations of its facility operators are primarily supported by the facility- specific operating cash flow. Real estate investments in the Company's portfolio are generally further supported by one or more credit enhancements that take the form of cross-default provisions, letters of credit, corporate and personal guarantees, security interests in cash reserve funds, accounts receivable or other personal property and requirements to maintain specified financial ratios.

         Fundamental changes in the psychiatric industry continue to negatively impact the facility-specific operating cash flow at the Company's psychiatric properties. Institutions responsible for the reimbursement of care provided to patients who use inpatient psychiatric treatment services have directed efforts toward decreasing their payments for such services, thereby reducing hospital operating revenues. Some cost-cutting measures used by such institutions include decreasing the inpatient length of stay, intensively reviewing utilization, directing patients from inpatient care to outpatient care and negotiating reduced reimbursement rates for services. The wider use of psychotropic drugs also has resulted in significant declines in the average length of stay. In addition, aggressive program compliance enforcement and increased scrutiny of past and current billing practices has resulted in the filing of lawsuits against some providers and significant negative publicity which has further exacerbated the financial and operational difficulties of providers. Although the operators of the psychiatric hospitals are responding by increasing case management, developing lower cost outpatient and daypatient programs and reducing operating costs, their efforts are generally not consistently mitigating the negative impact of these fundamental psychiatric industry changes. As a result, certain of the psychiatric hospital operators have not met their contractual payment obligations to the Company as scheduled and the Company cannot be assured that psychiatric hospital operators will be able to meet such payment obligations in the future.

         In general, the operators of the Company's psychiatric properties have very limited access to financing for their operating and capital needs. The Company currently is providing such financing under a revolving credit agreement to the operator of one of its psychiatric properties. As of August 8, 1997, outstanding borrowings under such agreement totaled $2,500,000. To the extent operators of the Company's psychiatric

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



properties have increased working capital needs in the future, the Company may be the only source of such financing.

         The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant psychiatric investment write-downs and the periodic restructuring of psychiatric operator payment obligations. In 1995, the Company restructured the leases covering its two psychiatric properties in Florida, Northpointe Behavioral Health System (Northpointe) and The Retreat, and during 1996, provided for the partial deferral of rental and interest obligations related to one of these properties and the partial deferral of rental obligations of its psychiatric property in Illinois, Rock Creek Center (RCC).

         Adverse publicity from a lawsuit filed against the owner of the two Florida psychiatric hospitals in late 1996 materially exacerbated the operational and financial difficulties of the facilities during the first quarter of 1997. After reviewing the significantly worsened operational and financial problems of the hospitals and various alternatives for the facilities, the Company recorded an $11 million impairment charge in the first quarter of 1997 to reduce its total carrying value for these two investments to their estimated fair value of $5,400,000. The financial and operational problems at the two Florida psychiatric hospitals continued to worsen during the second quarter of 1997, and there are ongoing defaults by these hospitals in the performance of their financial obligations to the Company. The Retreat has not made its monthly contractual base rent or interest payments since April 1997 nor any contractual additional rent payments in 1997, and Northpointe has not made its monthly contractual rent payments since January 1997 nor any interest payments since the January 1996 payment. In addition, the owner of the Northpointe hospital ceased operations during the second quarter of 1997. Although the owner of The Retreat hospital currently continues to operate the facility, it is unlikely that operations can continue for any significant period of time without a change in the owner and operator. The Company is continuing to explore a range of options for the two Florida properties, including the transfer of the hospitals to new operators, conversion of the facilities to an alternative use or sale of the properties. Due to the complexity and time involved in adequately evaluating its options, the Company has not yet reached a decision as to its ultimate course of action. In light of the volatile circumstances of these two properties, the Company cannot be assured that further write- downs of these investments will not be required.

         The current term of the RCC lease expires in December 1997. The lease agreement provides the operator with an option to renew the lease for an additional five-year term at fair market rental. Although the Company believes that the lease will be renewed, the Company cannot be assured that the lease will be renewed or that, if renewed, the annual minimum rent payments will remain at the current level of $1,000,000. Furthermore, the $2,500,000 balance outstanding under RCC's revolving credit agreement matured June 30, 1997. The Company is currently negotiating an extension of the revolving credit agreement to correspond with the expiration of RCC's current lease term and will negotiate further extensions in connection with renewal of the lease. Meanwhile, the operator has continued to make interest payments on the outstanding balance. Should the lease not be renewed or the revolving loan not be repaid or extended, a negative impact to the Company may result.

         Although management currently believes that the recorded investments in the psychiatric hospitals are realizable, if the psychiatric operators are unable to successfully adapt to the fundamental ongoing changes in the psychiatric industry and consistently mitigate the negative impact of such changes on their financial performance, the Company may be required to further restructure payment obligations, identify alternative operators, pursue alternative uses for or dispositions of the properties and/or make additional write-downs of the value of its investments in the psychiatric hospitals. If the Company is required to take any of these actions, various costs are likely to be incurred by the Company in an effort to protect, maintain and pursue alternatives for its investments. The Company does not intend to make new investments in the psychiatric sector, and over time, may sell, restructure or seek other means to reduce its investments in the psychiatric sector.

         The dividend on the Company's Psychiatric Group Depositary Shares is determined each quarter based upon the operating results of the Company's Psychiatric Group. Historically, the level of dividends of the Psychiatric Group have varied quarter-to-quarter. Any significant advance of additional funds to psychiatric hospital operators, modification of terms covering the rental or interest obligations of its psychiatric properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Company's Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



on Psychiatric Group Depositary Shares. In addition to the foregoing, future operating results, cash flows and dividends of the Company's Psychiatric Group will be affected by changes in the level of additional rent and interest, the amount of additional financial advisory fees and, to the extent necessary, various costs which might be incurred in an effort to protect, maintain and pursue alternatives for its psychiatric investments. The quarterly dividend on Psychiatric Group Depositary Shares was decreased to $.63 per share in the second quarter of 1997 compared to $.75 per share in the first quarter of 1997 primarily as a result of the continuing financial and operational problems at the two Florida psychiatric hospitals. In light of the uncertainty surrounding the ultimate financial outcome of the two Florida investments, it is likely that future quarterly dividends on the Company's Psychiatric Group Depositary Shares will be adjusted downward to reflect the expected continued loss of some or all of the income from those investments and various costs incurred in an effort to protect, maintain and pursue alternatives for those investments.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of August 8, 1997, the Company had remaining commitments of $17.1 million to fund real estate projects currently under construction over approximately the next fifteen months. In addition, the Company had agreed to provide real estate financing to two different operators aggregating approximately $59.4 million. Of this amount, approximately $29 million has been committed to five assisted living projects to be constructed during the next eighteen months. The remaining $30.4 million of financing has not been committed to specific acquisitions or projects.

         The Company has continued to increase its liquidity and enhance its financial flexibility. In January 1997, the Company completed a $220 million public unsecured debt offering, issuing $100 million of five-year senior notes and $120 million of ten-year senior notes. The Company used the net proceeds to pay off all outstanding borrowings under its $150 million bank facility at the time and to prepay all of its $152 million of outstanding private placement debt in late February 1997. As of August 8, 1997, the Company had $6 million of outstanding borrowings under its revolving credit facility and had $3.8 million in cash and short-term investments. The Company's total indebtedness as of August 8, 1997 was $231.7 million. The Company will utilize its revolving credit facility to fund future acquisitions and its other commitments. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.

                  CORE GROUP COMBINED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                         June 30,     December 31,
                                                                           1997           1996
-------------------------------------------------------------------     ---------      ---------
ASSETS                                                                 (Unaudited)
Real estate investments
    Real property and mortgage notes, net                               $ 599,967      $ 581,631
    Construction in progress                                                6,104          4,834
    Accumulated depreciation                                              (92,737)       (85,451)
                                                                        ---------      ---------
                                                                          513,334        501,014
Financing leases                                                            3,537          3,695
Revolving loan to Psychiatric Group                                         4,140          4,183
Fixed rate loan to Psychiatric Group                                        9,175          9,175
Other assets                                                               11,387          8,432
Cash and short-term investments                                             2,955          1,480
-------------------------------------------------------------------     ---------      ---------

                                                                        $ 544,528      $ 527,979
-------------------------------------------------------------------     ---------      ---------


ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Bank loans payable                                                      $   9,000      $  48,500
Notes and bonds payable                                                   225,723        158,601
Accounts payable and accrued liabilities                                   10,705          7,385
Dividends payable                                                          12,319         12,314
Deferred income                                                             3,837          4,003
-------------------------------------------------------------------     ---------      ---------
                                                                          261,584        230,803
-------------------------------------------------------------------     ---------      ---------

Commitments and contingencies

Total Attributed Core Group Equity                                        282,944        297,176
-------------------------------------------------------------------     ---------      ---------

                                                                        $ 544,528      $ 527,979
-------------------------------------------------------------------     ---------      ---------




   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

             CORE GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                              Three Months               Six Months
                                                             Ended June 30,            Ended June 30,
                                                           -------------------     ---------------------
                                                            1997        1996         1997          1996
------------------------------------------------------     -------     -------     --------      -------
REVENUES
Rental income                                              $17,475     $16,715     $ 34,704      $33,432
Mortgage interest income                                        15          --           15           --
Additional rental income                                     2,980       2,843        5,752        5,609
Other property income                                           34          --           34           --
Other interest income                                          157         196        1,088          479
Interest on loans to Psychiatric Group                         394         427          784          847
------------------------------------------------------     -------     -------     --------      -------
                                                            21,055      20,181       42,377       40,367
------------------------------------------------------     -------     -------     --------      -------

EXPENSES
Depreciation and amortization                                3,701       3,532        7,343        7,071
Property operating                                              52          11           63           22
Interest expense                                             4,478       5,513       10,585       11,279
General and administrative                                   1,648       1,632        3,233        3,126
------------------------------------------------------     -------     -------     --------      -------
                                                             9,879      10,688       21,224       21,498
------------------------------------------------------     -------     -------     --------      -------
Minority interest                                               47          58           94          115
------------------------------------------------------     -------     -------     --------      -------

NET INCOME BEFORE EXTRAORDINARY ITEM                        11,129       9,435       21,059       18,754

EXTRAORDINARY LOSS ON DEBT PREPAYMENT                           --          --      (11,427)          --
------------------------------------------------------     -------     -------     --------      -------

NET INCOME                                                 $11,129     $ 9,435     $  9,632      $18,754
------------------------------------------------------     -------     -------     --------      -------


PER COMMON SHARE AMOUNTS:
NET INCOME BEFORE EXTRAORDINARY ITEM                       $  0.47     $  0.40     $   0.89      $  0.80

EXTRAORDINARY LOSS ON DEBT PREPAYMENT                      $    --     $    --     $  (0.48)     $    --
------------------------------------------------------     -------     -------     --------      -------

NET INCOME                                                 $  0.47     $  0.40     $   0.41      $  0.80
------------------------------------------------------     -------     -------     --------      -------

DIVIDENDS DECLARED                                         $0.5250     $0.5050     $ 1.0500      $1.0100
------------------------------------------------------     -------     -------     --------      -------


WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING                               23,559      23,510       23,553       23,505
------------------------------------------------------     -------     -------     --------      -------




   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

             CORE GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)



                                                                        Six Months Ended June 30,
                                                                        -----------------------
                                                                          1997           1996
-------------------------------------------------------------------     ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $   9,632      $ 18,754
Extraordinary loss on debt prepayment                                      11,427            --
Depreciation, amortization and other non-cash items                         8,591         8,142
Deferred income                                                              (231)         (228)
Change in other assets                                                     (1,523)          571
Change in accounts payable and accrued liabilities                          3,385          (959)
-------------------------------------------------------------------     ---------      --------
                                                                           31,281        26,280
-------------------------------------------------------------------     ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties                    (15,923)       (8,699)
Mortgage note receivable fundings                                          (3,684)           --
Direct financing leases                                                       158         2,097
Paydowns (fundings) on revolving loan to Psychiatric Group                     43          (137)
Administrative capital expenditures                                           (11)          (38)
-------------------------------------------------------------------     ---------      --------
                                                                          (19,417)       (6,777)
-------------------------------------------------------------------     ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                               (39,500)       27,000
Proceeds from notes payable issuance                                      218,965            --
Prepayment of notes payable                                              (163,176)           --
Principal payments on notes payable                                            --       (29,000)
Financing costs paid                                                       (2,152)          (80)
Proceeds from exercise of stock options                                       100            --
Dividends paid                                                            (24,626)      (23,681)
-------------------------------------------------------------------     ---------      --------
                                                                          (10,389)      (25,761)
-------------------------------------------------------------------     ---------      --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                      1,475        (6,258)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                        1,480         7,571
-------------------------------------------------------------------     ---------      --------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                          $   2,955      $  1,313
-------------------------------------------------------------------     ---------      --------



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

         Interest Paid Interest paid by the Core Group, net of interest capitalized, was $5,691,000 and $10,718,000 for the six months ended June 30, 1997 and 1996, respectively. The Core Group had $201,000 and $531,000 of capitalized interest for the six months ended June 30, 1997 and 1996, respectively.

2.       DEBT

         All of the Company's third-party debt is attributed to the Core Group. In January 1997, the Company completed a $220 million public debt offering of unsecured senior notes payable, issuing $100 million of notes with a coupon rate of 7.05% due January 15, 2002 (2002 Notes) and $120 million of notes with a coupon rate of 7.50% due January 15, 2007 (2007 Notes). The 2002 Notes and 2007 Notes were sold for $99,749,000 and $119,216,000, respectively, and have effective interest rates of approximately 7.34% and 7.74%, respectively. Interest is payable at the coupon rates semi- annually on January 15th and July 15th. The proceeds from the public debt offering were used to pay off the Company's $152 million of 11.03% private placement debt prior to its scheduled maturity and the Company's borrowings under its bank credit agreement. The prepayment of

                        AMERICAN HEALTH PROPERTIES, INC.

          NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



the private placement debt in February 1997 resulted in an extraordinary charge in the first quarter of 1997 of $11,427,000 consisting of a make-whole premium and other costs related to the prepayment.

3.       ATTRIBUTED EQUITY

         Stock Incentive Plans During the six months ended June 30, 1997, options to purchase 184,534 shares of Core Group Common Stock at a weighted average exercise price of $25.38 per share were issued pursuant to the Company's stock incentive plans. During the six months ended June 30, 1997, options to purchase 4,700 shares of Core Group Common Stock were exercised at a weighted average exercise price of $21.37 per share resulting in additional equity of $100,000. Options to purchase 10,000 shares of Core Group Common Stock at a weighted average exercise price of $23.18 per share were canceled during the six months ended June 30, 1997. Pursuant to an election to receive payment of his annual board fees on a deferred basis in the form of stock, 4,027 shares of Core Group Common Stock were issued to a director during the six months ended June 30, 1997.

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

         Real Estate Properties The Core Group has the right to approve capital expenditures at all of its properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Core Group's increased investment. At June 30, 1997, the Core Group had no commitments to fund capital expenditures pursuant to these rights and obligations.

         As of June 30, 1997, the Core Group had funded $4.1 million of a $6.2 million commitment to finance the acquisition and renovation of a long-term acute care facility in Amarillo, Texas to be operated by an experienced operator. In addition, the Core Group had funded $3.7 million of a $4.4 million mortgage loan to this same operator, which is secured by a long-term acute care facility in Houston, Texas. The Core Group has also agreed to provide an additional $9.4 million of real estate financing to this same operator for other similar facilities.

                        AMERICAN HEALTH PROPERTIES, INC.

          NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



         As of June 30, 1997, the Core Group had funded $2.0 million of a $17 million commitment to provide construction and lease financing for two skilled nursing properties in Las Vegas, Nevada to be operated by an experienced operator of skilled nursing facilities.

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

OPERATING RESULTS

Second Quarter and Year to Date 1997 Compared With 1996

         For the second quarter of 1997, the Core Group reported net income of $11,129,000 or $.47 per share compared with net income of $9,435,000 or $.40 per share for the second quarter of 1996. For the six months ended June 30, 1997, the Core Group reported net income of $9,632,000 or $.41 per share compared with net income of $18,754,000 or $.80 per share for the six months ended June 30, 1996. For the six months ended June 30, 1997, the Core Group reported net income before extraordinary item of $21,059,000 or $.89 per share, an increase of $2,305,000 or 12% compared with net income before extraordinary item of $18,754,000 or $.80 per share for the six months ended June 30, 1996. Net income for the six months ended June 30, 1997 included an extraordinary loss on debt prepayment of ($11,427,000) or ($.48) per share.

         Rental income was $17,475,000 for the second quarter of 1997, an increase of $760,000 or 5% from $16,715,000 for the second quarter of 1996. Rental income was $34,704,000 for the six months ended June 30, 1997, an increase of $1,272,000 or 4% from $33,432,000 for the six months ended June 30, 1996. This increase was primarily attributable to rental income from new properties acquired subsequent to the first quarter of 1996. These property additions also resulted in an increase in depreciation and amortization of $169,000 or 5% to $3,701,000 for the second quarter of 1997 compared with $3,532,000 for the second quarter of 1996 and an increase of $272,000 or 4% to $7,343,000 for the six months ended June 30, 1997 compared with $7,071,000 for the same period in 1996.

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Additional rental and interest income was $2,980,000 for the second quarter of 1997, an increase of $137,000 or 5% from $2,843,000 for the second quarter of 1996. Additional rental and interest income was $5,752,000 for the six months ended June 30, 1997, an increase of $143,000 or 3% from $5,609,000 for the six months ended June 30, 1996. The majority of this positive variation was attributable to various properties that began paying additional rent for the first time.

         Other property income of $34,000 for the second quarter of 1997 and the six months ended June 30, 1997 represents property operating expense reimbursements from medical office facility tenants.

         Other interest income decreased $39,000 or 20% to $157,000 for the second quarter of 1997 from $196,000 for the second quarter of 1996. Other interest income increased $609,000 or 127% to $1,088,000 for the six months ended June 30, 1997 from $479,000 for the six months ended June 30, 1996. The decrease in other interest income for the second quarter was primarily attributable to a lower average balance of direct financing leases in 1997.
The increase in other interest income for the first six months of 1997 was primarily attributable to higher investable cash balances, partially offset by a lower average balance of direct financing leases. Investable cash balances were significantly higher during the first quarter of 1997 due to the temporary investment of a portion of the proceeds of a public debt offering in late January 1997 until used to prepay the Company's private placement debt in late February 1997 after the prepayment notice period had expired.

         Interest income on inter-Group loans to the Psychiatric Group was $394,000 for the second quarter of 1997, a decrease of $33,000 or 8% from $427,000 for the second quarter of 1996. Interest income on inter-Group loans to the Psychiatric Group was $784,000 for the six months ended June 30, 1997, a decrease of $63,000 or 7% from $847,000 for the six months ended June 30, 1996. This decrease reflects a lower average balance outstanding on loans to the Psychiatric Group as a result of repayments by the Psychiatric Group from its available undistributed cash flow.

         Property operating expense was $52,000 for the second quarter of 1997, an increase of $41,000 from $11,000 for the second quarter of 1996. Property operating expense was $63,000 for the six months ended June 30, 1997, an increase of $41,000 from $22,000 for the comparable period in 1996. This increase was attributable to operating expenses associated with an investment in a multi-tenant medical office facility during the second quarter of 1997.

         Interest expense was $4,478,000 for the second quarter of 1997, a decrease of $1,035,000 or 19% from $5,513,000 for the second quarter of 1996. Interest expense was $10,585,000 for the six months ended June 30, 1997, a decrease of $694,000 or 6% from $11,279,000 for the six months ended June 30, 1996. The decrease in interest expense during these periods was primarily attributable to a lower weighted average effective interest rate on long-term debt during 1997, partially offset by a higher amount of long-term debt and a lower amount of capitalized interest in 1997. In late January 1997, the Company sold $220 million of publicly-traded unsecured senior notes with a weighted average effective interest rate of approximately 7.56%. The Company used the proceeds of this offering to pay off the borrowings under its bank credit agreement outstanding at the time and to prepay $152 million of 11.03% private placement debt in late February 1997 prior to its scheduled maturity, incurring an extraordinary charge in the first quarter of 1997 of $11,427,000.

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         General and administrative expenses were $1,648,000 for the second quarter of 1997, an increase of $16,000 or 1% from $1,632,000 for the second quarter of 1996. For the first half of 1997, general and administrative expenses were $3,233,000, an increase of $107,000 or 3% from $3,126,000 for the first half of 1996. This variation was attributable to an increase in the Company's consolidated general and administrative expenses which are allocated between the Core Group and Psychiatric Group primarily based on revenues, and an increase in Core Group revenues relative to the Company's consolidated revenues. The increase in the Company's consolidated general and administrative expenses affecting the Core Group was primarily attributable to higher compensation and benefits expense and an increase in travel expense, partially offset by a reduction in officer hiring costs.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Core Group had $4,140,000 outstanding under its revolving inter-Group loan to the Psychiatric Group. Under management policies currently in effect, the Core Group may provide the Psychiatric Group with revolving inter-Group loans of up to $8,050,000. In addition, as of June 30, 1997, the Core Group had $9,175,000 in fixed rate inter-Group loans to the Psychiatric Group.

         As of August 8, 1997, the Core Group had remaining commitments of $17.1 million to fund real estate projects currently under construction over approximately the next fifteen months. In addition, the Core Group had agreed to provide real estate financing to two different operators aggregating approximately $59.4 million. Of this amount, approximately $29 million has been committed to five assisted living projects to be constructed

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



during the next eighteen months. The remaining $30.4 million of financing has not been committed to specific acquisitions or projects.

         The Company has continued to increase its liquidity and enhance its financial flexibility. In January 1997, the Company completed a $220 million public unsecured debt offering, issuing $100 million of five-year senior notes and $120 million of ten-year senior notes. The Company used the net proceeds to pay off all outstanding borrowings under its $150 million bank facility at the time and to prepay all of its $152 million of outstanding private placement debt in late February 1997. As of August 8, 1997, the Company had $6 million of outstanding borrowings under its revolving credit facility and had $3.8 million in cash and short-term investments. The Company's total indebtedness as of August 8, 1997 was $231.7 million. The Company will utilize its revolving credit facility to fund its future Core Group acquisitions and its other commitments. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.

              PSYCHIATRIC GROUP COMBINED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)



                                                                        June 30,     December 31,
                                                                          1997          1996
-------------------------------------------------------------------     --------      --------
ASSETS                                                                                (Unaudited)
Real estate investments
    Real property and mortgage notes, net                               $ 49,659      $ 62,749
    Accumulated depreciation                                              (1,365)       (4,688)
                                                                        --------      --------
                                                                          48,294        58,061
Other notes receivable                                                     2,619         4,457
Other assets                                                                 632           743
-------------------------------------------------------------------     --------      --------

                                                                        $ 51,545      $ 63,261
-------------------------------------------------------------------     --------      --------


ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Revolving loan from Core Group                                          $  4,140      $  4,183
Fixed rate loan from Core Group                                            9,175         9,175
Dividends payable                                                          1,313         1,667
Deferred income                                                               29           273
-------------------------------------------------------------------     --------      --------
                                                                          14,657        15,298
-------------------------------------------------------------------     --------      --------

Commitments and contingencies

Total Attributed Psychiatric Group Equity                                 36,888        47,963
-------------------------------------------------------------------     --------      --------

                                                                        $ 51,545      $ 63,261
-------------------------------------------------------------------     --------      --------



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

         PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                              Three Months              Six Months
                                                             Ended June 30,           Ended June 30,
                                                           ------------------     --------------------
                                                            1997       1996         1997         1996
------------------------------------------------------     ------     -------     --------      ------
REVENUES
Rental income                                              $  342     $   365     $    923      $  946
Mortgage interest income                                    1,516       1,493        3,033       2,986
Additional rental and interest income                         167         220          371         402
Other interest income                                          85          95          184         194
------------------------------------------------------     ------     -------     --------      ------
                                                            2,110       2,173        4,511       4,528
------------------------------------------------------     ------     -------     --------      ------

EXPENSES
Depreciation and amortization                                 188         186          374         372
Property operating                                             25          --           25          --
Interest on loans from Core Group                             394         427          784         847
General and administrative                                    300         326          595         643
Impairment loss on real estate
  investments and other notes receivable                       --          --       11,000          --
------------------------------------------------------     ------     -------     --------      ------
                                                              907         939       12,778       1,862
------------------------------------------------------     ------     -------     --------      ------


NET INCOME (LOSS)                                          $1,203     $ 1,234     $ (8,267)     $2,666
------------------------------------------------------     ------     -------     --------      ------


NET INCOME (LOSS) PER DEPOSITARY SHARE                     $ 0.57     $  0.59     $  (3.94)     $ 1.27
------------------------------------------------------     ------     -------     --------      ------


DIVIDENDS DECLARED PER DEPOSITARY SHARE                    $0.6300    $0.6500     $ 1.3800      $1.3500
------------------------------------------------------     ------     -------     --------      ------

WEIGHTED AVERAGE
    DEPOSITARY SHARES OUTSTANDING                           2,097       2,092        2,097       2,091
------------------------------------------------------     ------     -------     --------      ------




   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

         PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)





                                                                             Six Months
                                                                           Ended June 30,
                                                                        ---------------------
                                                                          1997          1996
-------------------------------------------------------------------     --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                       $ (8,267)     $ 2,666
Depreciation, amortization and other non-cash items                          442          435
Deferred income                                                              (18)         (27)
Impairment loss on real estate
  investments and other notes receivable                                  11,000           --
Change in other assets                                                       108         (118)
Change in accounts payable and accrued liabilities                          (141)         (99)
-------------------------------------------------------------------     --------      -------
                                                                           3,124        2,857
-------------------------------------------------------------------     --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on mortgage notes receivable                               35           31
Other notes receivable                                                       114          101
-------------------------------------------------------------------     --------      -------
                                                                             149          132
-------------------------------------------------------------------     --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on revolving loan from Core Group                      (43)         137
Dividends paid                                                            (3,230)      (3,126)
-------------------------------------------------------------------     --------      -------
                                                                          (3,273)      (2,989)
-------------------------------------------------------------------     --------      -------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                        --           --
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                          --           --
-------------------------------------------------------------------     --------      -------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                          $     --      $    --
-------------------------------------------------------------------     --------      -------




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

         Interest Paid Interest paid by the Psychiatric Group on inter-Group loans from the Core Group was $784,000 and $847,000 for the six months ended June 30, 1997 and 1996, respectively.

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

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



3.       COMMITMENTS

         Real Estate Properties The Psychiatric Group has the right to approve capital expenditures at all of its properties and the option to fund certain capital expenditures on terms comparable to the original investment. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Psychiatric Group's increased investment. The Psychiatric Group had no commitments to fund such capital expenditures at June 30, 1997.

4.       STATUS OF PSYCHIATRIC GROUP INVESTMENTS

         At the beginning of 1996, the hospital owner of the Psychiatric Group's two Florida properties, Northpointe Behavioral Health System (Northpointe) and The Retreat, retained the Intensive Resource Division of Quorum Health Resources, Inc. (Quorum), a subsidiary of Quorum Health Group, Inc., to operate both hospitals on a contract basis. The owner had previously become aware of and was monitoring potential wide-ranging objections by several large insurance companies with respect to claims presented for services rendered. Additionally, there had been negative stories in the national media and the local press in Florida on psychiatric care provided in Florida, including criticism of admissions policies and practice patterns at psychiatric hospitals in the state generally, and at these two hospitals. Legislative hearings had been held in Florida on these issues, and various regulatory investigations likely had been conducted or initiated. The hospitals were also experiencing operational and cash flow difficulties which negatively impacted their ability to fund their rental and interest obligations to the Psychiatric Group as they became due.

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

         In late 1996, the owner of Northpointe and The Retreat was named, together with other operators of other psychiatric facilities in Florida, in a lawsuit filed by several large insurance companies alleging widespread irregularities with respect to operations in years prior to 1995. Adverse publicity from the lawsuit materially exacerbated the operational and financial difficulties of Northpointe and The Retreat during the first quarter of 1997.

         During the first quarter of 1997, the census at Northpointe fell significantly below the levels projected by the owner at the end of 1996 to a level which made it appear unlikely that the owner could continue operations at
the facility.   Although Northpointe had made its monthly base rent payments of
$50,000 during the fourth quarter of 1996 and for January 1997, it was unable to pay its subsequent monthly base rent and interest obligations or its deferred base rent and interest obligations. Adverse publicity from the aforementioned lawsuit also began having a negative impact on The Retreat resulting in declining census and deterioration of its cash flow during the first quarter of 1997. Although The Retreat had made all of its

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



rent and interest payments to the Psychiatric Group in 1996 and in 1997 through April, The Retreat made its February 1997 base rent payment from lease reserve funds and was unable to pay its $45,000 additional rent payment for the first quarter of 1997 and its $92,000 base rent payment for May 1997. The volatile circumstances at The Retreat and deterioration in cash flows and census levels appeared likely to preclude the owner from continuing operations at the facility. The owner of these two hospitals and the Psychiatric Group were exploring a range of options for the facilities, including the transfer of the hospitals to new operators, closing the facilities, conversion of the facilities to an alternative use or sale of the properties. As a result of this review, the Psychiatric Group recorded an $11,000,000 charge in the first quarter of 1997 for impairment of the carrying value of these two investments. Of this amount, $5,100,000 related to the Psychiatric Group's investment in Northpointe and included a $1,675,000 reserve against the entire unpaid balance under a revolving credit agreement and a $3,425,000 reduction in the carrying value of its net real estate investment in Northpointe to its estimated fair value of $2,000,000. The remaining impairment charge of $5,900,000 related to the Psychiatric Group's investment in The Retreat and included a $49,000 reserve against the entire unpaid balance under a revolving credit agreement and a $5,851,000 reduction in the carrying value of its net real estate investment in The Retreat to its estimated fair value of $3,400,000. The estimated fair values of these two investments were determined primarily based upon the discounting of estimated future cash flows and fundamental analysis.

         The financial and operational problems at the two Florida hospitals continued to worsen during the second quarter of 1997, and there are ongoing defaults by these hospitals in the performance of their financial obligations to the Psychiatric Group. Northpointe has not made its monthly contractual rent payments since January 1997 nor any interest payments since the January 1996 payment. In addition, the owner of the Northpointe hospital ceased operations during the second quarter of 1997. The Psychiatric Group will incur estimated costs of $75,000 per quarter ($.04 per depositary share) to protect and maintain the property until a resolution is reached. The Retreat has not made its monthly contractual base rent or interest payments since April 1997 nor any contractual additional rent payments in 1997. Base rent paid by The Retreat in the second quarter of 1997 represented $.04 per depositary share. Although the owner of The Retreat hospital currently continues to operate the facility, it is unlikely that operations can continue for any significant period of time without a change in the owner and operator. The Psychiatric Group is continuing to explore a range of options for the two Florida properties, including the transfer of the hospitals to new operators, conversion of the facilities to an alternative use or sale of the properties. Due to the complexity and time involved in adequately evaluating its options, the Psychiatric Group has not yet reached a decision as to its ultimate course of action. In light of the volatile circumstances of these two properties, the Psychiatric Group cannot be assured that further write-downs of these investments will not be required.

         In the first quarter of 1996, Rock Creek Center (RCC) in Illinois experienced certain documentation and procedural deficiencies that resulted in the denial of a substantial amount of Medicare receivables and a substantial negative adjustment to the hospital's 1995 Medicare cost report and 1996 interim Medicare reimbursement rate. These payor reimbursement issues, combined with lower than expected census during the first quarter of 1996, had an adverse impact on RCC's cash flow and its ability to fund its rental and interest obligations to the Psychiatric Group in 1996 as they became due. The net book value of the Psychiatric Group's investment in RCC, including advances under existing revolving credit agreements and other receivables, as of June 30, 1997 totaled $7,834,000. Quarterly base rent and interest obligations of RCC total approximately $330,000 ($.16 per depositary share). In 1996, the Psychiatric Group reached an agreement with

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



the operator for the deferral of base rent payments while the operator took certain actions to stabilize operations and implemented its revised business plan. Pursuant to the deferral arrangements, 100% of RCC's monthly base rent payments of $83,000 were deferred for May and June of 1996 and 50% of such monthly payments were deferred from July 1996 through October 1996, at which time monthly base rent payments returned to 100%. Deferred base rent is payable in the future only when the facility's cash exceeds a specified level. RCC's deferred rent obligations are not recognized as income by the Psychiatric Group until such time as they are paid. RCC has made all of its monthly rent and interest payments in 1997 through August. Although the deferral arrangements provided interim financial relief while the operator implemented its strategy, the Psychiatric Group cannot be assured that the deferred amounts will be paid or that RCC will not require additional financial relief in the future.

         The current term of the RCC lease expires in December 1997. The lease agreement provides the operator with an option to renew the lease for an additional five-year term at fair market rental. Although the Psychiatric Group believes that the lease will be renewed, the Psychiatric Group cannot be assured that the lease will be renewed or that, if renewed, the annual minimum rent payments will remain at the current level of $1,000,000. Furthermore, the $2,500,000 balance outstanding under RCC's revolving credit agreement matured June 30, 1997. The Psychiatric Group is currently negotiating an extension of the revolving credit agreement to correspond with the expiration of RCC's current lease term and will negotiate further extensions in connection with renewal of the lease. Meanwhile, the operator has continued to make interest payments on the outstanding balance. Should the lease not be renewed or the revolving loan not be repaid or extended, a significant negative impact to the Psychiatric Group may result.

         The two New York Four Winds facilities are working to develop an integrated behavioral health care delivery system in lower and upper New York state. Although such a system is intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the state of New York, it is not possible for the Psychiatric Group to predict the impact and timing of such changes and whether the proposed system will be successful in that new environment.

         Although management currently believes that the recorded investments in the psychiatric hospitals are realizable, if the psychiatric operators are unable to successfully adapt to the fundamental ongoing changes in the psychiatric industry and consistently mitigate the negative impact of such changes on their financial performance, the Psychiatric Group may be required to further restructure payment obligations, identify alternative operators, pursue alternative uses for or dispositions of the properties and/or make additional write-downs of the value of its investments in the psychiatric hospitals. If the Psychiatric Group is required to take any of these actions, various costs are likely to be incurred by the Psychiatric Group in an effort to protect, maintain and pursue alternatives for its investments. The Psychiatric Group does not intend to make new investments, and over time, may sell, restructure or seek other means to reduce its investments. The Company retains an investment banking firm to provide financial advisory services to the Psychiatric Group. These services include supplemental monitoring of the performance of individual assets, assistance in potential sales or restructurings of particular investments and continuing assessments of available strategic alternatives for the portfolio. The cost of the financial advisory services are specifically charged to the operating results of the Psychiatric Group.

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



         The Psychiatric Group's dividend is determined quarterly based upon each quarter's operating results. Historically, the level of dividends of the Psychiatric Group have varied quarter-to-quarter. Any significant advance of additional funds to operators of the Psychiatric Group's properties, modification of terms covering the rental or interest obligations of its properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares. In addition to the foregoing, future operating results, cash flows and dividends of the Psychiatric Group will be affected by changes in the level of additional rent and interest, the amount of additional financial advisory fees and, to the extent necessary, various costs which might be incurred in an effort to protect, maintain and pursue alternatives for its investments. In light of the uncertainty surrounding the ultimate financial outcome of the two Florida investments, it is likely that future quarterly dividends will be adjusted downward to reflect the expected continued loss of some or all of the income from those investments and various costs incurred in an effort to protect, maintain and pursue alternatives for those investments.

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

OPERATING RESULTS

Second Quarter and Year to Date 1997 Compared With 1996

         For the second quarter of 1997, the Psychiatric Group reported net income of $1,203,000 or $.57 per depositary share compared with net income of $1,234,000 or $.59 per depositary share for the second quarter of 1996. For the six months ended June 30, 1997, the Psychiatric Group reported a net loss of ($8,267,000) or ($3.94) per depositary share compared with net income of $2,666,000 or $1.27 per depositary share for the six months ended June 30, 1996. The net loss for the six months ended June 30, 1997 included an impairment loss on real estate investments and other notes receivable of ($11,000,000) or ($5.25) per depositary share.

         Rental income was $342,000 for the second quarter of 1997, a decrease of $23,000 or 6% from $365,000 for the second quarter of 1996. Rental income was $923,000 for the six months ended June 30, 1997, a decrease of $23,000 or 2% from $946,000 for the comparable period in 1996. This decrease was primarily attributable to a reduction in rental income due to the nonpayment of $183,000 of rent from an operator during the second quarter of 1997 offset by the deferral of $167,000 of rent from a separate operator during the second quarter of 1996.

         Additional rental and interest income was $167,000 for the second quarter of 1997, a decrease of $53,000 or 24% from $220,000 for the second quarter of 1996. Additional rental and interest income was $371,000 for the six months ended June 30, 1997, a decrease of $31,000 or 8% from $402,000 for the comparable period in 1996. This decrease was primarily attributable to the nonpayment of additional rent by one of the Florida properties during 1997.

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Property operating expense of $25,000 for the second quarter of 1997 and the six months ended June 30, 1997 represents costs related to the protection and maintenance of one of the properties in Florida after the hospital owner ceased hospital operations during the second quarter of 1997.

         Interest expense on inter-Group loans from the Core Group was $394,000 for the second quarter of 1997, a decrease of $33,000 or 8% from $427,000 for the second quarter of 1996. Interest expense on inter-Group loans from the Core Group was $784,000 for the six months ended June 30, 1997, a decrease of $63,000 or 7% from $847,000 for the comparable period in 1996. This decrease reflects a lower average balance outstanding on loans from the Core Group as a result of repayments by the Psychiatric Group from its available undistributed cash flow.

         General and administrative expenses were $300,000 for the second quarter of 1997, a decrease of $26,000 or 8% from $326,000 for the second quarter of 1996. General and administrative expenses were $595,000 for the six months ended June 30, 1997, a decrease of $48,000 or 7% from $643,000 for the first half of 1996. The Company's consolidated general and administrative expenses are allocated between the Core Group and Psychiatric Group primarily based on revenues, however significant costs directly related to either Group are specifically charged to the applicable Group. Costs allocated to the Psychiatric Group based on revenues and direct costs charged to the Psychiatric Group both decreased for the second quarter and first half of 1997 compared to the comparable periods in 1996. The Psychiatric Group was specifically charged for $132,000 and $248,000 of costs in the second quarter and first six months of 1997, respectively, for financial advisory services provided primarily by an investment banking firm which included supplemental monitoring of the performance of the Psychiatric Group's properties and assistance in addressing operational and cash flow difficulties of certain operators of the properties. On a comparative basis, general and administrative expenses for the second quarter and the six months ended June 30, 1996 included $145,000 and $285,000 of such financial advisory costs.

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

         Fundamental changes in the psychiatric industry continue to negatively impact the facility-specific operating cash flow at the Psychiatric Group's properties. Institutions responsible for the reimbursement of care provided to patients who use inpatient psychiatric treatment services have directed efforts toward decreasing their payments for such services, thereby reducing hospital operating revenues. Some cost-cutting measures used by such institutions include decreasing the inpatient length of stay, intensively reviewing utilization, directing patients from inpatient care to outpatient care and negotiating reduced reimbursement rates for services. The wider use of psychotropic drugs also has resulted in significant declines in the average length of stay. In addition, aggressive program compliance enforcement and increased scrutiny of past and current billing practices has resulted in the filing of lawsuits against some providers and significant negative publicity which has further exacerbated the financial and operational difficulties of providers. Although the operators of the psychiatric hospitals are responding by increasing case management, developing lower cost outpatient and daypatient programs and reducing operating costs, their efforts are generally not consistently mitigating the negative impact of these fundamental psychiatric industry changes. As a result, certain of the Psychiatric Group hospital operators have not met their contractual payment obligations to the Psychiatric Group as scheduled and the Psychiatric Group cannot be assured that hospital operators will be able to meet such payment obligations in the future.

         In general, the operators of the Psychiatric Group's properties have very limited access to financing for their operating and capital needs. The Psychiatric Group currently is providing such financing under a revolving credit agreement to the operator of one of its psychiatric properties. As of August 8, 1997, outstanding borrowings under such agreement totaled $2,500,000. In the past, the Psychiatric Group has provided similar financing to other operators of its properties which have been unable to pay off their outstanding borrowings. The Psychiatric Group cannot be assured that the operator currently borrowing under a revolving credit agreement will be able to secure replacement financing from third-party lenders or to pay off its outstanding borrowings. To the extent the operators of the Psychiatric Group's

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



properties have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's Board of Directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital operator, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then-existing policies), although the Company's Board of Directors is under no obligation to do so.

         At the beginning of 1996, the hospital owner of the Psychiatric Group's two Florida properties, Northpointe Behavioral Health System (Northpointe) and The Retreat, retained the Intensive Resource Division of Quorum Health Resources, Inc. (Quorum), a subsidiary of Quorum Health Group, Inc., to operate both hospitals on a contract basis. The owner had previously become aware of and was monitoring potential wide-ranging objections by several large insurance companies with respect to claims presented for services rendered. Additionally, there had been negative stories in the national media and the local press in Florida on psychiatric care provided in Florida, including criticism of admissions policies and practice patterns at psychiatric hospitals in the state generally, and at these two hospitals. Legislative hearings had been held in Florida on these issues, and various regulatory investigations likely had been conducted or initiated. The hospitals were also experiencing operational and cash flow difficulties which negatively impacted their ability to fund their rental and interest obligations to the Psychiatric Group as they became due.

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

         In late 1996, the owner of Northpointe and The Retreat was named, together with other operators of other psychiatric facilities in Florida, in a lawsuit filed by several large insurance companies alleging widespread irregularities with respect to operations in years prior to 1995. Adverse publicity from the lawsuit materially exacerbated the operational and financial difficulties of Northpointe and The Retreat during the first quarter of 1997.

         During the first quarter of 1997, the census at Northpointe fell significantly below the levels projected by the owner at the end of 1996 to a level which made it appear unlikely that the owner could continue operations at
the facility.   Although Northpointe had made its monthly base rent payments of
$50,000 during the fourth quarter of 1996 and for January 1997, it was unable to pay its subsequent monthly base rent and interest obligations or its deferred base rent and interest obligations. Adverse publicity from the aforementioned lawsuit also began having a negative impact on The Retreat resulting in declining census and deterioration of its cash flow during the first quarter of 1997. Although The Retreat had made all of its rent and interest payments to the Psychiatric Group in 1996 and in 1997 through April, The Retreat made its February 1997 base rent payment from lease reserve funds and was unable to pay its $45,000 additional rent payment for the first quarter of 1997 and its $92,000 base rent payment for May 1997. The volatile circumstances at The Retreat and deterioration in cash flows and census levels appeared likely to preclude

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



the owner from continuing operations at the facility. The owner of these two hospitals and the Psychiatric Group were exploring a range of options for the facilities, including the transfer of the hospitals to new operators, closing the facilities, conversion of the facilities to an alternative use or sale of the properties. As a result of this review, the Psychiatric Group recorded an $11,000,000 charge in the first quarter of 1997 for impairment of the carrying value of these two investments. Of this amount, $5,100,000 related to the Psychiatric Group's investment in Northpointe and included a $1,675,000 reserve against the entire unpaid balance under a revolving credit agreement and a $3,425,000 reduction in the carrying value of its net real estate investment in Northpointe to its estimated fair value of $2,000,000. The remaining impairment charge of $5,900,000 related to the Psychiatric Group's investment in The Retreat and included a $49,000 reserve against the entire unpaid balance under a revolving credit agreement and a $5,851,000 reduction in the carrying value of its net real estate investment in The Retreat to its estimated fair value of $3,400,000.

         The financial and operational problems at the two Florida hospitals continued to worsen during the second quarter of 1997, and there are ongoing defaults by these hospitals in the performance of their financial obligations to the Psychiatric Group. Northpointe has not made its monthly contractual rent payments since January 1997 nor any interest payments since the January 1996 payment. In addition, the owner of the Northpointe hospital ceased operations during the second quarter of 1997. The Psychiatric Group will incur estimated costs of $75,000 per quarter ($.04 per depositary share) to protect and maintain the property until a resolution is reached. The Retreat has not made its monthly contractual base rent or interest payments since April 1997 nor any contractual additional rent payments in 1997. Base rent paid by The Retreat in the second quarter of 1997 represented $.04 per depositary share. Although the owner of The Retreat hospital currently continues to operate the facility, it is unlikely that operations can continue for any significant period of time without a change in the owner and operator. The Psychiatric Group is continuing to explore a range of options for the two Florida properties, including the transfer of the hospitals to new operators, conversion of the facilities to an alternative use or sale of the properties. Due to the complexity and time involved in adequately evaluating its options, the Psychiatric Group has not yet reached a decision as to its ultimate course of action. In light of the volatile circumstances of these two properties, the Psychiatric Group cannot be assured that further write-downs of these investments will not be required.

         In the first quarter of 1996, Rock Creek Center (RCC) in Illinois experienced certain documentation and procedural deficiencies that resulted in the denial of a substantial amount of Medicare receivables and a substantial negative adjustment to the hospital's 1995 Medicare cost report and 1996 interim Medicare reimbursement rate. These payor reimbursement issues, combined with lower than expected census during the first quarter of 1996, had an adverse impact on RCC's cash flow and its ability to fund its rental and interest obligations to the Psychiatric Group in 1996 as they became due. The net book value of the Psychiatric Group's investment in RCC, including advances under existing revolving credit agreements and other receivables, as of June 30, 1997 totaled $7,834,000. Quarterly base rent and interest obligations of RCC total approximately $330,000 ($.16 per depositary share). In 1996, the Psychiatric Group reached an agreement with the operator for the deferral of base rent payments while the operator took certain actions to stabilize operations and implemented its revised business plan. Pursuant to the deferral arrangements, 100% of RCC's monthly base rent payments of $83,000 were deferred for May and June of 1996 and 50% of such monthly payments were deferred from July 1996 through October 1996, at which time monthly base rent payments returned to 100%. Deferred base rent is payable in the future only when the facility's cash exceeds a specified level. RCC's deferred rent obligations are not recognized as income by the Psychiatric Group until such time as they are paid. RCC has made all of its monthly rent and interest payments in 1997 through August. Although the

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



deferral arrangements provided interim financial relief while the operator implemented its strategy, the Psychiatric Group cannot be assured that the deferred amounts will be paid or that RCC will not require additional financial relief in the future.

         The current term of the RCC lease expires in December 1997. The lease agreement provides the operator with an option to renew the lease for an additional five-year term at fair market rental. Although the Psychiatric Group believes that the lease will be renewed, the Psychiatric Group cannot be assured that the lease will be renewed or that, if renewed, the annual minimum rent payments will remain at the current level of $1,000,000. Furthermore, the $2,500,000 balance outstanding under RCC's revolving credit agreement matured June 30, 1997. The Psychiatric Group is currently negotiating an extension of the revolving credit agreement to correspond with the expiration of RCC's current lease term and will negotiate further extensions in connection with renewal of the lease. Meanwhile, the operator has continued to make interest payments on the outstanding balance. Should the lease not be renewed or the revolving loan not be repaid or extended, a significant negative impact to the Psychiatric Group may result.

         The two New York Four Winds facilities are working to develop an integrated behavioral health care delivery system in lower and upper New York state. Although such a system is intended to address the potential negative consequences of the expected changes in Medicaid reimbursement and the increase in managed care penetration in the state of New York, it is not possible for the Psychiatric Group to predict the impact and timing of such changes and whether the proposed system will be successful in that new environment.

         Although management currently believes that the recorded investments in the psychiatric hospitals are realizable, if the psychiatric operators are unable to successfully adapt to the fundamental ongoing changes in the psychiatric industry and consistently mitigate the negative impact of such changes on their financial performance, the Psychiatric Group may be required to further restructure payment obligations, identify alternative operators, pursue alternative uses for or dispositions of the properties and/or make additional write-downs of the value of its investments in the psychiatric hospitals. If the Psychiatric Group is required to take any of these actions, various costs are likely to be incurred by the Psychiatric Group in an effort to protect, maintain and pursue alternatives for its investments. The Psychiatric Group does not intend to make new investments, and over time, may sell, restructure or seek other means to reduce its investments. The Company retains an investment banking firm to provide financial advisory services to the Psychiatric Group. These services include supplemental monitoring of the performance of individual assets, assistance in potential sales or restructurings of particular investments and continuing assessments of available strategic alternatives for the portfolio. The cost of the financial advisory services are specifically charged to the operating results of the Psychiatric Group.

         The Psychiatric Group's dividend is determined quarterly based upon each quarter's operating results. Historically, the level of dividends of the Psychiatric Group have varied quarter-to-quarter. Any significant advance of additional funds to operators of the Psychiatric Group's properties, modification of terms covering the rental or interest obligations of its properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Psychiatric Group results of operations and cash flows, as well as the quarterly dividend payment on Psychiatric Group Depositary Shares. In addition to the foregoing, future operating results, cash flows and dividends of the Psychiatric Group will be affected by changes in the level of additional rent and interest, the amount of additional financial advisory fees and, to the extent necessary, various costs which might be incurred in an effort to protect, maintain and pursue alternatives for its investments. The quarterly dividend on Psychiatric Group Depositary Shares was decreased to $.63 per share

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



in the second quarter of 1997 compared to $.75 per share in the first quarter of 1997 primarily as a result of the continuing financial and operational problems at the two Florida hospitals. In light of the uncertainty surrounding the ultimate financial outcome of the two Florida investments, it is likely that future quarterly dividends will be adjusted downward to reflect the expected continued loss of some or all of the income from those investments and various costs incurred in an effort to protect, maintain and pursue alternatives for those investments.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Psychiatric Group had $4,140,000 and $9,175,000 outstanding under its revolving inter- Group loan from the Core Group and its fixed rate inter-Group loan from the Core Group, respectively. The Psychiatric Group is required to use the net proceeds from the disposition of Psychiatric Group assets to pay down its outstanding revolving inter-Group loan (to the extent of the psychiatric hospital operator borrowings under revolving credit agreements associated with the asset or assets sold) with any excess used to pay down the balance outstanding under the fixed rate inter-Group loan. The Company's Board of Directors has established certain management policies relating to the Psychiatric Group's inter-Group loans from the Core Group. Under the policies currently in effect, which may be modified or rescinded in the sole discretion of the Company's Board of Directors, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group are limited to a maximum of $8,050,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar with any permanent repayment in the future of borrowings under a revolving credit agreement provided to a Psychiatric Group hospital operator. In addition, the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000, and except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced to the Psychiatric Group by the Core Group. The Psychiatric Group has no third-party sources of additional financing and, as a result, is dependent on the Core Group for all such financing. Although the Core Group may make this financing available, there is no obligation of the Company's Board of Directors to cause the Core Group to provide funds to the Psychiatric Group if the Board of Directors determines that it is in the Company's best interest not to do so. To the extent needed funds are not advanced by the Core Group, the Psychiatric Group would experience immediate, significant negative effects.

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

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders of American Health Properties, Inc. was held on May 23, 1997 ("Annual Meeting").

(b)  Not applicable.

(c) (i) At the Annual Meeting, James L. Fishel and James D. Harper, Jr., were elected as Class I directors to serve for a three-year term until the 2000 Annual Meeting of Shareholders. Voting results for these directors are summarized as follows:

          James L. Fishel Votes For--22,683,364; Votes Withheld--156,229 James D. Harper, Jr. Votes For--22,668,571; Votes Withheld--171,024

     Class II directors whose term of office continues until the 1998 Annual Meeting of Shareholders include Royce Diener and Joseph P. Sullivan. Class III directors whose term of office continues until the 1999 Annual Meeting of Shareholders include Sheldon S. King, John P. Mamana, M.D. and Louis T. Rosso.

     (ii) At the Annual Meeting, shareholders approved the appointment of the accounting firm of Arthur Andersen LLP as the auditors and as independent public accountants for the Company for the fiscal year ending December 31, 1997. Votes For--22,584,306; Votes
          Against--69,500; Votes Abstained--185,790.

(d)  Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         27   Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 1997
                                   AMERICAN HEALTH PROPERTIES, INC.


                                   By:               JOSEPH P. SULLIVAN
                                      ----------------------------------------
                                      Joseph P. Sullivan
                                      Chairman of the Board, President &
                                      Chief Executive Officer
                                      (Principal Executive Officer)



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

                                 EXHIBIT INDEX

          Exhibit
          Number       Description
          -------      -----------
          27           Financial Data Schedule
