Form 10-Q
period 1997-09-30
AMERICAN HEALTH PROPERTIES INC
filed 1997-11-14
CIK 808240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 (MARK ONE)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                    OR
   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

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

         SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE,
                 OUTSTANDING AT NOVEMBER 7, 1997 -- 23,559,054

     SHARES OF REGISTRANT'S PSYCHIATRIC GROUP DEPOSITARY SHARES, EACH REPRESENTING ONE-TENTH OF ONE SHARE OF PSYCHIATRIC GROUP PREFERRED STOCK, $.01 PAR VALUE, OUTSTANDING AT NOVEMBER 7, 1997 -- 2,083,931.

================================================================================

                        AMERICAN HEALTH PROPERTIES, INC.

                               SEPTEMBER 30, 1997

                               TABLE OF CONTENTS


PART I FINANCIAL INFORMATION                                                                                      PAGE

CONSOLIDATED COMPANY

Item 1.    Consolidated Condensed Financial Statements:
           Balance sheets as of September 30, 1997 and December 31, 1996......................................       2
           Statements of operations for the three and nine months ended September 30, 1997 and 1996...........       3
           Statements of cash flows for the nine months ended September 30, 1997 and 1996.....................       4
           Notes to financial statements......................................................................       5

Item 2.    Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations......................................................      10

CORE GROUP

Item 1.    Core Group Combined Condensed Financial Statements:
           Balance sheets as of September 30, 1997 and December 31, 1996......................................      16
           Statements of operations for the three and nine months ended September 30, 1997 and 1996...........      17
           Statements of cash flows for the nine months ended September 30, 1997 and 1996.....................      18
           Notes to financial statements......................................................................      19

Item 2.    Management's Discussion and Analysis of Core Group
           Combined Financial Condition and Results of Operations.............................................      23

PSYCHIATRIC GROUP

Item 1.    Psychiatric Group Combined Condensed Financial Statements:
           Balance sheets as of September 30, 1997 and December 31, 1996......................................      28
           Statements of operations for the three and nine months ended September 30, 1997 and 1996...........      29
           Statements of cash flows for the nine months ended September 30, 1997 and 1996.....................      30
           Notes to financial statements......................................................................      31

Item 2.    Management's Discussion and Analysis of Psychiatric Group
           Combined Financial Condition and Results of Operations.............................................      37

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...................................................................      44

                        AMERICAN HEALTH PROPERTIES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                    (In thousands except per share amounts)


                                                             September 30, December 31,
                                                                     1997          1996
------------------------------------------------------------    ---------     ---------

ASSETS                                                         (Unaudited)
Real estate investments
    Real property and mortgage notes, net                       $ 649,608     $ 644,380
    Construction in progress                                        8,100         4,834
    Accumulated depreciation                                      (97,985)      (90,139)
                                                                ---------     ---------
                                                                  559,723       559,075
Other notes receivable and direct financing leases                  5,866         8,152
Other assets                                                       12,652         9,175
Cash and short-term investments                                     1,352         1,480
------------------------------------------------------------    ---------     ---------

                                                                $ 579,593     $ 577,882
------------------------------------------------------------    ---------     ---------


LIABILITIES AND STOCKHOLDERS' EQUITY
Bank loans payable                                              $   8,500     $  48,500
Notes and bonds payable                                           225,807       158,601
Accounts payable and accrued liabilities                            7,180         7,385
Dividends payable                                                  13,660        13,981
Deferred income                                                     3,595         4,276
------------------------------------------------------------    ---------     ---------
                                                                  258,742       232,743
------------------------------------------------------------    ---------     ---------

Commitments and contingencies

Stockholders' equity
    Preferred stock $.01 par value; 1,000 shares authorized;
       208 shares issued and outstanding                                2             2
    Common stock $.01 par value; 100,000 shares authorized;
       23,559 and 23,455 shares issued and outstanding                236           235
    Additional paid-in capital                                    485,365       482,083
    Cumulative net income                                         270,324       256,691
    Cumulative dividends                                         (435,076)     (393,872)
------------------------------------------------------------    ---------     ---------
                                                                  320,851       345,139
------------------------------------------------------------    ---------     ---------

                                                                $ 579,593     $ 577,882
------------------------------------------------------------    ---------     ---------



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                               Three Months Ended     Nine Months Ended
                                                  September 30,         September 30,
                                               ------------------    --------------------
                                                 1997      1996        1997        1996
-------------------------------------------    -------    -------    --------     -------

REVENUES
Rental income                                  $17,945    $17,315    $ 53,572     $51,693
Mortgage interest income                         1,613      1,493       4,661       4,479
Additional rental and interest income            3,124      3,092       9,247       9,103
Other property income                               73         --         107          --
Other interest income                              195        238       1,467         911
-------------------------------------------    -------    -------    --------     -------
                                                22,950     22,138      69,054      66,186
-------------------------------------------    -------    -------    --------     -------

EXPENSES
Depreciation and amortization                    3,910      3,761      11,627      11,204
Property operating                                 204         11         292          33
Interest expense                                 4,533      5,285      15,118      16,564
General and administrative                       1,987      1,876       5,815       5,645
Impairment loss on real estate
  investments and other notes receivable            --         --      11,000          --
-------------------------------------------    -------    -------    --------     -------
                                                10,634     10,933      43,852      33,446
-------------------------------------------    -------    -------    --------     -------
Minority interest                                   48         54         142         169
-------------------------------------------    -------    -------    --------     -------

NET INCOME BEFORE EXTRAORDINARY ITEM            12,268     11,151      25,060      32,571

EXTRAORDINARY LOSS ON DEBT PREPAYMENT               --         --     (11,427)         --
-------------------------------------------    -------    -------    --------     -------

NET INCOME                                     $12,268    $11,151    $ 13,633     $32,571
-------------------------------------------    -------    -------    --------     -------


ATTRIBUTABLE TO -
  CORE GROUP COMMON STOCK
      Net Income Before Extraordinary Item     $11,087    $ 9,873    $ 32,146     $28,627
      Extraordinary Loss On Debt Prepayment    $    --    $    --    $(11,427)    $    --
      Net Income                               $11,087    $ 9,873    $ 20,719     $28,627

      PER SHARE AMOUNTS:
      Net Income Before Extraordinary Item     $  0.47    $  0.42    $   1.36     $  1.22
      Extraordinary Loss On Debt Prepayment    $    --    $    --    $  (0.48)    $    --
      Net Income                               $  0.47    $  0.42    $   0.88     $  1.22
      Dividends Declared                       $ 0.525    $ 0.505    $  1.575     $1.5150

      Weighted Average Shares Outstanding       23,649     23,522      23,585      23,511

  PSYCHIATRIC GROUP DEPOSITARY SHARES
      Net Income (Loss)                        $ 1,181    $ 1,278    $ (7,086)    $ 3,944
      Net Income (Loss) Per Share              $  0.56    $  0.61    $  (3.38)    $  1.89
      Dividends Declared Per Share             $ 0.620    $ 0.650    $  2.000     $2.0000

      Weighted Average Shares Outstanding        2,099      2,093       2,097       2,092



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                               Nine Months Ended September 30,
                                                               -------------------------------

                                                                 1997                  1996
-----------------------------------------------------------    ---------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $  13,633              $ 32,571
Extraordinary loss on debt prepayment                             11,427                    --
Depreciation, amortization and other non-cash items               13,601                12,908
Deferred income                                                     (174)                 (283)
Impairment loss on real estate
  investments and other notes receivable                          11,000                    --
Change in other assets                                            (2,270)                  802
Change in accounts payable and accrued liabilities                  (627)               (3,333)
-----------------------------------------------------------    ---------              --------
                                                                  46,590                42,665
-----------------------------------------------------------    ---------              --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties           (17,919)              (13,041)
Mortgage note receivable fundings                                 (3,683)                   --
Principal payments on mortgage notes receivable                       52                    47
Other notes receivable                                               173                   154
Direct financing leases                                              389                 2,329
Administrative capital expenditures                                  (18)                  (52)
-----------------------------------------------------------    ---------              --------
                                                                 (21,006)              (10,563)
-----------------------------------------------------------    ---------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                      (40,000)               51,500
Proceeds from notes payable issuance                             218,965                    --
Prepayment of notes payable                                     (163,176)                   --
Principal payments on notes payable                                   --               (49,000)
Financing costs paid                                              (2,152)                  (80)
Proceeds from exercise of stock options                            2,176                   241
Dividends paid                                                   (41,525)              (40,003)
-----------------------------------------------------------    ---------              --------
                                                                 (25,712)              (37,342)
-----------------------------------------------------------    ---------              --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS              (128)               (5,240)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD               1,480                 7,571
-----------------------------------------------------------    ---------              --------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                 $   1,352              $  2,331
-----------------------------------------------------------    ---------              --------



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

         The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Company's investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living and Alzheimer's care facilities and medical office buildings (the Core Group). The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Company's investments in psychiatric hospitals (the Psychiatric Group). The proceeds from the October 1997 sale of the Company's depositary shares (Series B Depositary Shares) representing its 8.60% Cumulative Redeemable Preferred Stock, Series B (Series B Preferred Stock), as well as the dividends payable thereon, have been attributed to the Company's Core Group for financial accounting and reporting purposes. The Series B Depositary Shares, and the Series B Preferred Stock represented thereby, rank senior to the Company's Core Group Common Stock and its Psychiatric Group Depositary Shares with respect to dividend payments and liquidation rights. Attribution of the components of the Company's capital structure to its Core Group and Psychiatric Group for financial accounting and reporting purposes does not affect the legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock, Series B Depositary Shares or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

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

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


         Interest Paid Interest paid by the Company, net of interest capitalized, was $14,306,000 and $18,736,000 for the nine months ended September 30, 1997 and 1996, respectively. The Company had $344,000 and $781,000 of capitalized interest for the nine months ended September 30, 1997 and 1996, respectively.

2.    DEBT

         All of the Company's third-party debt is attributed to the Core Group for financial accounting and reporting purposes. In January 1997, the Company completed a $220 million public debt offering of unsecured senior notes payable, issuing $100 million of notes with a coupon rate of 7.05% due January 15, 2002 (2002 Notes) and $120 million of notes with a coupon rate of 7.50% due January 15, 2007 (2007 Notes). The 2002 Notes and 2007 Notes were sold for $99,749,000 and $119,216,000, respectively, and have effective interest rates of approximately 7.34% and 7.74%, respectively. Interest is payable at the coupon rates semi-annually on January 15th and July 15th. The proceeds from the public debt offering were used to pay off the Company's $152 million of 11.03% private placement debt prior to its scheduled maturity and the Company's borrowings under its bank credit facility outstanding at the time. The prepayment of the private placement debt in February 1997 resulted in an extraordinary charge in the first quarter of 1997 of $11,427,000 consisting of a make-whole premium and other costs related to the prepayment.

3.   STOCKHOLDERS' EQUITY

         Preferred Equity Offering In October 1997, the Company sold 4,000,000 Series B Depositary Shares at $25 per share representing 40,000 shares of Series B Preferred Stock. Each Series B Depositary Share represents 1/100 of a share of Series B Preferred Stock, and entitles the holder to such proportion of all the rights, preferences and privileges of the Series B Preferred Stock represented thereby. The Series B Depositary Shares, and the Series B Preferred Stock represented thereby, rank senior to the Company's Core Group Common Stock, its Series A Preferred Stock (when and if issued) and its Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, with respect to dividend payments and liquidation rights. The annual dividend rate and liquidation preference with respect to each Series B Depositary Share are $2.15 and $25, respectively (equivalent to $215 and $2,500 per share of Series B Preferred Stock, respectively). Dividends on the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, are cumulative from the date of original issue and, if and when declared, are payable quarterly in arrears on the last day of February, May, August and November of each year (or, if such day is not a business day, the next business day), commencing on December 1, 1997. On or after October 27, 2002, the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, may be redeemed, in whole or in part, at the option of the Company at a redemption price of $25 per Series B Depositary Share (equivalent to $2,500 per share of Series B Preferred Stock), plus accrued and unpaid dividends thereon. The redemption price, other than the portion representing accrued and unpaid dividends, is payable solely out of proceeds from the sale of other capital stock of the Company. The proceeds from the sale of the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, as well as the dividends payable thereon, have been attributed to the Company's Core Group for financial accounting and reporting purposes. The net proceeds of approximately $96.4 million were used to pay off the borrowings under the Company's bank credit facility outstanding at the time and the remaining proceeds will be used to fund Core Group investments.

         Stock Incentive Plans During the nine months ended September 30, 1997, options to purchase 194,982 shares of Core Group Common Stock at a weighted average exercise price of $25.37 per share were issued pursuant to the Company's stock incentive plans. During the nine months ended September 30, 1997, options to purchase 100,000 shares of Core Group

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


Common Stock were exercised at a weighted average exercise price of $21.76 per share resulting in additional equity of $2,176,000. Options to purchase 30,000 shares of Core Group Common Stock at a weighted average exercise price of $29.10 per share were canceled during the nine months ended September 30, 1997. Pursuant to an election to receive payment of his annual board fees on a deferred basis in the form of stock, 4,027 shares of Core Group Common Stock were issued to a director during the nine months ended September 30, 1997. Options to purchase 10,000 shares of Psychiatric Group Depositary Shares at a weighted average exercise price of $24.15 per share were canceled during the nine months ended September 30, 1997.

4.   COMMITMENTS

         Real Estate Properties The Company has the right to approve capital expenditures at all of its properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Company's increased investment. At September 30, 1997, the Company had no commitments to fund capital expenditures pursuant to these rights and obligations.

         As of September 30, 1997, the Company had funded $5.4 million of a $6.2 million commitment to finance the acquisition and renovation of a long-term acute care facility in Amarillo, Texas to be operated by an experienced operator. In addition, the Company had funded $3.7 million of a $4.4 million mortgage loan to this same operator, which is secured by a long-term acute care facility in Houston, Texas. The Company has also agreed to provide an additional $9.4 million of real estate financing to this same operator for other similar facilities.

         As of September 30, 1997, the Company had funded $2.7 million of a $17 million commitment to provide construction and lease financing for two skilled nursing properties in Las Vegas, Nevada to be operated by an experienced operator of skilled nursing facilities.

         The Company has agreed to provide $50 million of real estate financing to an experienced operator of assisted living facilities. Approximately $29 million of this amount has been specifically identified for the construction of five properties located in four states, with the remaining $21 million available for future acquisitions or projects that have not yet been identified and agreed upon. The operator has undergone a change in ownership during the year and is presently reevaluating which investment opportunities it may ultimately pursue, which could impact the amount of the Company's financing commitment that is ultimately used.

         The Company has signed letters of intent and is currently negotiating or has under contract investments in a number of existing medical office buildings and similar facilities, which, if closed, would aggregate approximately $130 million of total investment. Although the Company anticipates closing approximately $100 million of these proposed investments in the fourth quarter of 1997 and the remainder in the first quarter of 1998, the Company cannot be assured as to the actual timing of such closings or that the proposed investments will ultimately be closed.

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

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


properties and the partial deferral of rental obligations of its psychiatric property in Illinois, Rock Creek Center (RCC).

         Adverse publicity from a lawsuit filed against the owner of the two Florida psychiatric hospitals in late 1996 materially exacerbated the operational and financial difficulties of the facilities during the first quarter of 1997. After reviewing the significantly worsened operational and financial problems of the hospitals and various alternatives for the facilities, the Company recorded an $11 million impairment charge in the first quarter of 1997 to reduce its total carrying value for these two investments to their estimated fair value of $5,400,000. The financial and operational problems at the two Florida psychiatric hospitals continued to worsen during 1997. The owner of the Northpointe hospital ceased operations during the second quarter of 1997. A restructuring of The Retreat's obligations to the Company was completed shortly after the end of the third quarter of 1997, pursuant to which the Company received $105,000 for past base rent, monthly base rent was reduced to $35,000, additional rent was eliminated until August 2000 and previous obligations of approximately $500,000 owed to the Company were consolidated in a note requiring monthly payments of approximately $18,000 commencing January 1998. Although the restructured agreement with The Retreat is a positive step in stabilizing the cash flow and operations of this facility, the Company cannot be assured that The Retreat will be able to continue to meet its restructured obligations or to continue operations, even if there is a change in the owner or operator of the facility or if the Company provides additional financial assistance. The Company is continuing to explore a range of options for each of the two Florida properties, including the transfer of the hospitals to new operators, conversion of the facilities to an alternative use or sale of the properties. Due to the complexity and time involved in evaluating its options, the Company has not yet reached a decision as to its ultimate course of action. In light of the volatile circumstances of these two properties, the Company cannot be assured that further write-downs of these investments will not be required.

         The $2,500,000 balance outstanding under RCC's revolving credit agreement matured June 30, 1997 and the current term of the RCC lease expires in December 1997. The Company and the operator are currently discussing the possible extension of the maturity of the revolving credit agreement and the lease term. Meanwhile, the operator has continued to make interest payments on the delinquent balance outstanding under the revolving credit agreement. Although the Company believes that the maturity of the revolving credit agreement and the lease term will be extended, the Company cannot be assured of this. Furthermore, if the lease term is extended, the Company cannot be assured that the annual minimum rent payments will remain at the current level of $1,000,000. Should the lease not be extended or the revolving loan not be repaid or extended, a negative impact to the Company likely would result.

         The two New York Four Winds facilities have been working to develop an integrated behavioral health care delivery system in lower and upper New York state. Such a system has been intended to create a cost-effective response to the potential negative reimbursement consequences of the expected movement to a managed Medicaid care environment within New York which is likely to accelerate during early 1998. However, it is not possible for the Company to predict the impact of such changes or whether the operator's system will be successful in such an environment, and some restructuring of the operator's obligations to the Company may be required for the operator to remain competitive in such an environment.

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

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


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

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Company's investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living and Alzheimer's care facilities and medical office buildings (the Core Group). The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Company's investments in psychiatric hospitals (the Psychiatric Group). The proceeds from the October 1997 sale of the Company's depositary shares (Series B Depositary Shares) representing its 8.60% Cumulative Redeemable Preferred Stock, Series B (Series B Preferred Stock), as well as the dividends payable thereon, have been attributed to the Company's Core Group for financial accounting and reporting purposes. The Series B Depositary Shares, and the Series B Preferred Stock represented thereby, rank senior to the Company's Core Group Common Stock and its Psychiatric Group Depositary Shares with respect to dividend payments and liquidation rights. Attribution of the components of the Company's capital structure to its Core Group and Psychiatric Group for financial accounting and reporting purposes does not affect the legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock, Series B Depositary Shares or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

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

OPERATING RESULTS

Third Quarter and Year to Date 1997 Compared With 1996

         For the third quarter of 1997, the Company reported net income of $12,268,000 compared with net income of $11,151,000 for the third quarter of 1996. For the nine months ended September 30, 1997, the Company reported net income of $13,633,000 compared with net income of $32,571,000 for the nine months ended September 30, 1996. For the nine months ended September 30, 1997, the Company reported net income before extraordinary item of $25,060,000 compared with net income before extraordinary item of $32,571,000 for the nine months ended September 30, 1996. Net income for the nine months ended September 30, 1997 included an

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

impairment loss on psychiatric investments of ($11,000,000) and an extraordinary loss on debt prepayment of ($11,427,000). See the Consolidated Condensed Statements of Operations for the net income (loss) and per share amounts attributable to the Core Group Common Stock and the Psychiatric Group Depositary Shares.

         Rental income was $17,945,000 for the third quarter of 1997, an increase of $630,000 or 4% from $17,315,000 for the third quarter of 1996. Rental income was $53,572,000 for the nine months ended September 30, 1997, an increase of $1,879,000 or 4% from $51,693,000 for the nine months ended September 30, 1996. This increase was primarily attributable to rental income from new properties acquired subsequent to the first quarter of 1996. These property additions also resulted in an increase in depreciation and amortization of $149,000 or 4% to $3,910,000 for the third quarter of 1997 compared with $3,761,000 for the third quarter of 1996 and an increase of $423,000 or 4% to $11,627,000 for the nine months ended September 30, 1997 compared with $11,204,000 for the same period in 1996.

         Additional rental and interest income was $3,124,000 for the third quarter of 1997, an increase of $32,000 or 1% from $3,092,000 for the third quarter of 1996. Additional rental and interest income was $9,247,000 for the nine months ended September 30, 1997, an increase of $144,000 or 2% from $9,103,000 for the nine months ended September 30, 1996. The majority of this positive variation was attributable to various properties other than the Company's six original acute care properties.

         Other property income of $73,000 and $107,000 for the third quarter of 1997 and nine months ended September 30, 1997, respectively, represents property operating expense reimbursements from medical office facility tenants.

         Other interest income decreased $43,000 or 18% to $195,000 for the third quarter of 1997 from $238,000 for the third quarter of 1996. Other interest income increased $556,000 or 61% to $1,467,000 for the nine months ended September 30, 1997 from $911,000 for the nine months ended September 30, 1996. The decrease in other interest income for the third quarter was primarily attributable to a lower average balance of direct financing leases and a lower average balance of interest-earning borrowings outstanding under revolving credit facilities provided to psychiatric hospital operators in 1997. The increase in other interest income for the first nine months of 1997 was primarily attributable to higher investable cash balances, partially offset by a lower average balance of direct financing leases and a lower average balance of interest-earning borrowings outstanding under revolving credit facilities provided to psychiatric hospital operators in 1997. Investable cash balances were significantly higher during the first quarter of 1997 due to the temporary investment of a portion of the proceeds of a public debt offering in late January 1997 until used to prepay the Company's private placement debt in late February 1997 after the prepayment notice period had expired.

         Property operating expense was $204,000 for the third quarter of 1997, an increase of $193,000 from $11,000 for the third quarter of 1996. Property operating expense was $292,000 for the nine months ended September 30, 1997, an increase of $259,000 from $33,000 for the comparable period in 1996. This increase was attributable to operating expenses associated with an investment in a multi-tenant medical office facility during the second quarter of 1997 and costs related to the protection and maintenance of a psychiatric property in Florida after the hospital operator ceased hospital operations during the second quarter of 1997.

         Interest expense was $4,533,000 for the third quarter of 1997, a decrease of $752,000 or 14% from $5,285,000 for the third quarter of 1996. Interest expense was $15,118,000 for the nine months ended September 30, 1997, a decrease of $1,446,000 or 9% from $16,564,000 for the nine months ended September 30, 1996. The decrease in interest expense during these periods was primarily attributable to a lower weighted average effective interest rate on long-term debt during 1997, partially offset by a higher amount of long-term debt and a lower amount of capitalized interest in 1997. In late January 1997, the Company sold $220 million of publicly-traded

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


unsecured senior notes with a weighted average effective interest rate of approximately 7.56%. The Company used the proceeds of this offering to pay off the borrowings under its bank credit facility outstanding at the time and to prepay $152 million of 11.03% private placement debt in late February 1997 prior to its scheduled maturity, incurring an extraordinary charge in the first quarter of 1997 of $11,427,000.

         General and administrative expenses were $1,987,000 for the third quarter of 1997, an increase of $111,000 or 6% from $1,876,000 for the third quarter of 1996. For the first nine months of 1997, general and administrative expenses were $5,815,000, an increase of $170,000 or 3% from $5,645,000 for the first nine months of 1996. This variation was primarily attributable to higher compensation and benefits expense and an increase in travel expense, partially offset by a reduction in financial advisory and officer hiring costs.

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

         The nature of health care delivery in the United States continues to undergo change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed and passed by both Houses of Congress. These plans generally include revisions to and limits on Medicare and federal programs providing Medicaid reimbursement to state health care programs and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Company's Board and management are monitoring potential changes closely. The Company believes that these potential changes may pose risks for certain institutions that are unwilling or unable to respond. At the same time, the Company believes that this changing health care environment will provide the Core Group with new opportunities for investment.

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

         In general, the operators of the Company's psychiatric properties have very limited access to financing for their operating and capital needs. The Company currently is providing such financing under a revolving credit agreement to the operator of one of its psychiatric properties. As of November 7, 1997, outstanding borrowings under such agreement totaled $2,500,000. To the extent operators of the Company's psychiatric properties have increased working capital needs in the future, the Company may be the only source of such financing.

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

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Adverse publicity from a lawsuit filed against the owner of the two Florida psychiatric hospitals in late 1996 materially exacerbated the operational and financial difficulties of the facilities during the first quarter of 1997. After reviewing the significantly worsened operational and financial problems of the hospitals and various alternatives for the facilities, the Company recorded an $11 million impairment charge in the first quarter of 1997 to reduce its total carrying value for these two investments to their estimated fair value of $5,400,000. The financial and operational problems at the two Florida psychiatric hospitals continued to worsen during 1997. The owner of the Northpointe hospital ceased operations during the second quarter of 1997. A restructuring of The Retreat's obligations to the Company was completed shortly after the end of the third quarter of 1997, pursuant to which the Company received $105,000 for past base rent, monthly base rent was reduced to $35,000, additional rent was eliminated until August 2000 and previous obligations of approximately $500,000 owed to the Company were consolidated in a note requiring monthly payments of approximately $18,000 commencing January 1998. Although the restructured agreement with The Retreat is a positive step in stabilizing the cash flow and operations of this facility, the Company cannot be assured that The Retreat will be able to continue to meet its restructured obligations or to continue operations, even if there is a change in the owner or operator of the facility or if the Company provides additional financial assistance. The Company is continuing to explore a range of options for each of the two Florida properties, including the transfer of the hospitals to new operators, conversion of the facilities to an alternative use or sale of the properties. Due to the complexity and time involved in evaluating its options, the Company has not yet reached a decision as to its ultimate course of action. In light of the volatile circumstances of these two properties, the Company cannot be assured that further write-downs of these investments will not be required.

         The $2,500,000 balance outstanding under RCC's revolving credit agreement matured June 30, 1997 and the current term of the RCC lease expires in December 1997. The Company and the operator are currently discussing the possible extension of the maturity of the revolving credit agreement and the lease term. Meanwhile, the operator has continued to make interest payments on the delinquent balance outstanding under the revolving credit agreement. Although the Company believes that the maturity of the revolving credit agreement and the lease term will be extended, the Company cannot be assured of this. Furthermore, if the lease term is extended, the Company cannot be assured that the annual minimum rent payments will remain at the current level of $1,000,000. Should the lease not be extended or the revolving loan not be repaid or extended, a negative impact to the Company likely would result.

         The two New York Four Winds facilities have been working to develop an integrated behavioral health care delivery system in lower and upper New York state. Such a system has been intended to create a cost-effective response to the potential negative reimbursement consequences of the expected movement to a managed Medicaid care environment within New York which is likely to accelerate during early 1998. However, it is not possible for the Company to predict the impact of such changes or whether the operator's system will be successful in such an environment, and some restructuring of the operator's obligations to the Company may be required for the operator to remain competitive in such an environment.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of November 7, 1997, the Company had remaining commitments of $15.5 million to fund real estate projects currently under construction over approximately the next fifteen months. In addition, the Company has agreed to provide real estate financing to two different operators aggregating approximately $59.4 million for which there are currently no definitive funding requirements. Of this amount, $50 million has been committed to the assisted living sector and $9.4 million has been committed to the long-term acute care sector. The Company also has signed letters of intent and is currently negotiating or has under contract investments in a number of existing medical office buildings and similar facilities, which, if closed, would aggregate approximately $130 million of total investment. Although the Company anticipates closing approximately $100 million of these proposed investments in the fourth quarter of 1997 and the remainder in the first quarter of 1998, the Company cannot be assured as to the actual timing of such closings or that the proposed investments will ultimately be closed.

         The Company has continued to increase its liquidity and enhance its financial flexibility. In January 1997, the Company completed a $220 million public unsecured debt offering, issuing $100 million of five-year senior notes and $120 million of ten-year senior notes. The Company used the net proceeds to pay off all outstanding borrowings under its bank credit facility at the time and to prepay all of its $152 million of outstanding private placement debt in late February 1997. In October 1997, the Company completed a $100 million preferred equity offering and used the net proceeds to pay off all outstanding borrowings under its bank credit facility at the time and will use the remaining proceeds to fund Core Group investments. As of November 7, 1997, the Company had no outstanding borrowings under its revolving $150 million bank credit facility and had $101.1 million in cash and short-term investments. The Company's total indebtedness as of November 7, 1997 was $225.8 million. The Company will utilize its bank credit facility to fund its future Core Group acquisitions and its other commitments. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.

                  CORE GROUP COMBINED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                             September 30,  December 31,
                                                                  1997          1996
-----------------------------------------------------------  -------------  ------------

ASSETS                                                        (Unaudited)
Real estate investments
    Real property and mortgage notes, net                      $ 599,966     $ 581,631
    Construction in progress                                       8,100         4,834
    Accumulated depreciation                                     (96,431)      (85,451)
                                                               ---------     ---------
                                                                 511,635       501,014
Direct financing leases                                            3,306         3,695
Revolving loan to Psychiatric Group                                3,687         4,183
Fixed rate loan to Psychiatric Group                               9,175         9,175
Other assets                                                      11,949         8,432
Cash and short-term investments                                    1,352         1,480
-----------------------------------------------------------    ---------     ---------

                                                               $ 541,104     $ 527,979
-----------------------------------------------------------    ---------     ---------


ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Bank loans payable                                             $   8,500     $  48,500
Notes and bonds payable                                          225,807       158,601
Accounts payable and accrued liabilities                           6,818         7,385
Dividends payable                                                 12,368        12,314
Deferred income                                                    3,570         4,003
-----------------------------------------------------------    ---------     ---------
                                                                 257,063       230,803
-----------------------------------------------------------    ---------     ---------

Commitments and contingencies

Total Attributed Core Group Equity                               284,041       297,176
-----------------------------------------------------------    ---------     ---------

                                                               $ 541,104     $ 527,979
-----------------------------------------------------------    ---------     ---------



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

             CORE GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                          Three Months Ended     Nine Months Ended
                                             September 30,         September 30,
                                          ------------------    --------------------
                                             1997       1996        1997        1996
----------------------------------------  -------    -------    --------     -------

REVENUES
Rental income                             $17,590    $16,911    $ 52,294     $50,343
Mortgage interest income                       97         --         112          --
Additional rental income                    2,939      2,882       8,691       8,491
Other property income                          73         --         107          --
Other interest income                         113        126       1,201         605
Interest on loans to Psychiatric Group        392        425       1,176       1,272
----------------------------------------  -------    -------    --------     -------
                                           21,204     20,344      63,581      60,711
----------------------------------------  -------    -------    --------     -------

EXPENSES
Depreciation and amortization               3,722      3,575      11,065      10,646
Property operating                            129         11         192          33
Interest expense                            4,533      5,285      15,118      16,564
General and administrative                  1,685      1,546       4,918       4,672
----------------------------------------  -------    -------    --------     -------
                                           10,069     10,417      31,293      31,915
----------------------------------------  -------    -------    --------     -------
Minority interest                              48         54         142         169
----------------------------------------  -------    -------    --------     -------

NET INCOME BEFORE EXTRAORDINARY ITEM       11,087      9,873      32,146      28,627

EXTRAORDINARY LOSS ON DEBT PREPAYMENT          --         --     (11,427)         --
----------------------------------------  -------    -------    --------     -------

NET INCOME                                $11,087    $ 9,873    $ 20,719     $28,627
----------------------------------------  -------    -------    --------     -------


PER COMMON SHARE AMOUNTS:
-------------------------
NET INCOME BEFORE EXTRAORDINARY ITEM      $  0.47    $  0.42    $   1.36     $  1.22

EXTRAORDINARY LOSS ON DEBT PREPAYMENT     $    --    $    --    $  (0.48)    $    --
----------------------------------------  -------    -------    --------     -------

NET INCOME                                $  0.47    $  0.42    $   0.88     $  1.22
----------------------------------------  -------    -------    --------     -------

DIVIDENDS DECLARED                        $ 0.525    $ 0.505    $  1.575     $1.5150
----------------------------------------  -------    -------    --------     -------


WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING              23,649     23,522      23,585      23,511
----------------------------------------  -------    -------    --------     -------



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

             CORE GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                               Nine Months Ended September 30,
                                                               -------------------------------

                                                                    1997                  1996
-----------------------------------------------------------    ---------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $  20,719              $ 28,627
Extraordinary loss on debt prepayment                             11,427                    --
Depreciation, amortization and other non-cash items               12,937                12,255
Deferred income                                                     (152)                 (243)
Change in other assets                                            (2,307)                  800
Change in accounts payable and accrued liabilities                  (848)               (3,187)
-----------------------------------------------------------    ---------              --------
                                                                  41,776                38,252
-----------------------------------------------------------    ---------              --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties           (17,919)              (13,041)
Mortgage note receivable fundings                                 (3,683)                   --
Direct financing leases                                              389                 2,329
Paydowns (fundings) on revolving loan to Psychiatric Group           496                   132
Administrative capital expenditures                                  (18)                  (52)
-----------------------------------------------------------    ---------              --------
                                                                 (20,735)              (10,632)
-----------------------------------------------------------    ---------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                      (40,000)               51,500
Proceeds from notes payable issuance                             218,965                    --
Prepayment of notes payable                                     (163,176)                   --
Principal payments on notes payable                                   --               (49,000)
Financing costs paid                                              (2,152)                  (80)
Proceeds from exercise of stock options                            2,176                   241
Dividends paid                                                   (36,982)              (35,521)
-----------------------------------------------------------    ---------              --------
                                                                 (21,169)              (32,860)
-----------------------------------------------------------    ---------              --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS              (128)               (5,240)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD               1,480                 7,571
-----------------------------------------------------------    ---------              --------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                 $   1,352              $  2,331
-----------------------------------------------------------    ---------              --------



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

         The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Company's investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living and Alzheimer's care facilities and medical office buildings (the Core Group). The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Company's investments in psychiatric hospitals (the Psychiatric Group). The proceeds from the October 1997 sale of the Company's depositary shares (Series B Depositary Shares) representing its 8.60% Cumulative Redeemable Preferred Stock, Series B (Series B Preferred Stock), as well as the dividends payable thereon, have been attributed to the Company's Core Group for financial accounting and reporting purposes. The Series B Depositary Shares, and the Series B Preferred Stock represented thereby, rank senior to the Company's Core Group Common Stock and its Psychiatric Group Depositary Shares with respect to dividend payments and liquidation rights. Attribution of the components of the Company's capital structure to its Core Group and Psychiatric Group for financial accounting and reporting purposes does not affect the legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock, Series B Depositary Shares or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

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

                        AMERICAN HEALTH PROPERTIES, INC.

          NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


         Each holder of Core Group Common Stock, Series B Depositary Shares or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to risks associated with an investment in the Company and all of its businesses, assets and liabilities. Financial effects arising from one Group that affect the Company's consolidated results of operations, financial condition, cash flows or borrowing costs may also affect the results of operations, financial condition, cash flows or borrowing costs of the other Group. In addition, net losses of either Group, as well as dividends and distributions on, and repurchases of, Core Group Common Stock, Series B Depositary Shares or Psychiatric Group Depositary Shares will reduce the funds of the Company legally available for dividends on all the Core Group Common Stock, Series B Depositary Shares and Psychiatric Group Depositary Shares. Accordingly, the Core Group's financial statements should be read in conjunction with the Company's consolidated financial statements and the financial statements of the Psychiatric Group.

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

         Interest Paid Interest paid by the Core Group, net of interest capitalized, was $14,306,000 and $18,736,000 for the nine months ended September 30, 1997 and 1996, respectively. The Core Group had $344,000 and $781,000 of capitalized interest for the nine months ended September 30, 1997 and 1996, respectively.

2.    DEBT

         All of the Company's third-party debt is attributed to the Core Group for financial accounting and reporting purposes. In January 1997, the Company completed a $220 million public debt offering of unsecured senior notes payable, issuing $100 million of notes with a coupon rate of 7.05% due January 15, 2002 (2002 Notes) and $120 million of notes with a coupon rate of 7.50% due January 15, 2007 (2007 Notes). The 2002 Notes and 2007 Notes were sold for $99,749,000 and $119,216,000, respectively, and have effective interest rates of approximately 7.34% and 7.74%, respectively. Interest is payable at the coupon rates semi-annually on January 15th and July 15th. The proceeds from the public debt offering were used to pay off the Company's $152 million of 11.03% private placement debt prior to its scheduled maturity and the Company's borrowings under its bank credit facility outstanding at the time. The prepayment of the private placement debt in February 1997 resulted in an extraordinary charge in the first quarter of 1997 of $11,427,000 consisting of a make-whole premium and other costs related to the prepayment.

                        AMERICAN HEALTH PROPERTIES, INC.

          NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

3.   ATTRIBUTED EQUITY

         Preferred Equity Offering In October 1997, the Company sold 4,000,000 Series B Depositary Shares at $25 per share representing 40,000 shares of Series B Preferred Stock. Each Series B Depositary Share represents 1/100 of a share of Series B Preferred Stock, and entitles the holder to such proportion of all the rights, preferences and privileges of the Series B Preferred Stock represented thereby. The Series B Depositary Shares, and the Series B Preferred Stock represented thereby, rank senior to the Company's Core Group Common Stock, its Series A Preferred Stock (when and if issued) and its Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, with respect to dividend payments and liquidation rights. The annual dividend rate and liquidation preference with respect to each Series B Depositary Share are $2.15 and $25, respectively (equivalent to $215 and $2,500 per share of Series B Preferred Stock, respectively). Dividends on the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, are cumulative from the date of original issue and, if and when declared, are payable quarterly in arrears on the last day of February, May, August and November of each year (or, if such day is not a business day, the next business day), commencing on December 1, 1997. On or after October 27, 2002, the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, may be redeemed, in whole or in part, at the option of the Company at a redemption price of $25 per Series B Depositary Share (equivalent to $2,500 per share of Series B Preferred Stock), plus accrued and unpaid dividends thereon. The redemption price, other than the portion representing accrued and unpaid dividends, is payable solely out of proceeds from the sale of other capital stock of the Company. The proceeds from the sale of the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, as well as the dividends payable thereon, have been attributed to the Company's Core Group for financial accounting and reporting purposes. The net proceeds of approximately $96.4 million were used to pay off the borrowings under the Company's bank credit facility outstanding at the time and the remaining proceeds will be used to fund Core Group investments.

         Stock Incentive Plans During the nine months ended September 30, 1997, options to purchase 194,982 shares of Core Group Common Stock at a weighted average exercise price of $25.37 per share were issued pursuant to the Company's stock incentive plans. During the nine months ended September 30, 1997, options to purchase 100,000 shares of Core Group Common Stock were exercised at a weighted average exercise price of $21.76 per share resulting in additional equity of $2,176,000. Options to purchase 30,000 shares of Core Group Common Stock at a weighted average exercise price of $29.10 per share were canceled during the nine months ended September 30, 1997. Pursuant to an election to receive payment of his annual board fees on a deferred basis in the form of stock, 4,027 shares of Core Group Common Stock were issued to a director during the nine months ended September 30, 1997.

4.   COMMITMENTS

         Inter-Group Loans Repayment of inter-Group loans by the Psychiatric Group is primarily dependent upon the amount and timing of sales of the Psychiatric Group's assets and paydowns received by the Psychiatric Group on borrowings provided to a psychiatric hospital operator under a revolving credit agreement. The Company's board of directors has established certain management policies relating to the Core Group's inter-Group loans to the Psychiatric Group. Under the policies currently in effect, which may be modified or rescinded in the sole discretion of the Company's board of directors, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group are limited to a maximum of $7,930,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar with any permanent repayment in the future of borrowings under a revolving credit agreement provided to a Psychiatric Group hospital operator. In addition, the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000, and except for such revolving inter-

                        AMERICAN HEALTH PROPERTIES, INC.

          NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


Group loans, no additional fixed rate or other inter-Group loans will be advanced by the Core Group to the Psychiatric Group.

         Real Estate Properties The Core Group has the right to approve capital expenditures at all of its properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Core Group's increased investment. At September 30, 1997, the Core Group had no commitments to fund capital expenditures pursuant to these rights and obligations.

         As of September 30, 1997, the Core Group had funded $5.4 million of a $6.2 million commitment to finance the acquisition and renovation of a long-term acute care facility in Amarillo, Texas to be operated by an experienced operator. In addition, the Core Group had funded $3.7 million of a $4.4 million mortgage loan to this same operator, which is secured by a long-term acute care facility in Houston, Texas. The Core Group has also agreed to provide an additional $9.4 million of real estate financing to this same operator for other similar facilities.

         As of September 30, 1997, the Core Group had funded $2.7 million of a $17 million commitment to provide construction and lease financing for two skilled nursing properties in Las Vegas, Nevada to be operated by an experienced operator of skilled nursing facilities.

         The Core Group has agreed to provide $50 million of real estate financing to an experienced operator of assisted living facilities. Approximately $29 million of this amount has been specifically identified for the construction of five properties located in four states, with the remaining $21 million available for future acquisitions or projects that have not yet been identified and agreed upon. The operator has undergone a change in ownership during the year and is presently reevaluating which investment opportunities it may ultimately pursue, which could impact the amount of the Core Group's financing commitment that is ultimately used.

         The Core Group has signed letters of intent and is currently negotiating or has under contract investments in a number of existing medical office buildings and similar facilities, which, if closed, would aggregate approximately $130 million of total investment. Although the Core Group anticipates closing approximately $100 million of these proposed investments in the fourth quarter of 1997 and the remainder in the first quarter of 1998, the Core Group cannot be assured as to the actual timing of such closings or that the proposed investments will ultimately be closed.

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

OPERATING RESULTS

Third Quarter and Year to Date 1997 Compared With 1996

         For the third quarter of 1997, the Core Group reported net income of $11,087,000 or $.47 per share compared with net income of $9,873,000 or $.42 per share for the third quarter of 1996. For the nine months ended September 30, 1997, the Core Group reported net income of $20,719,000 or $.88 per share compared with net income of $28,627,000 or $1.22 per share for the nine months ended September 30, 1996. For the nine months ended September 30, 1997, the Core Group reported net income before extraordinary item of $32,146,000 or $1.36 per share, an increase of $3,519,000 or 12% compared with net income before extraordinary item of $28,627,000 or $1.22 per share for the nine months ended September 30, 1996. Net income for the nine months ended September 30, 1997 included an extraordinary loss on debt prepayment of ($11,427,000) or ($.48) per share.

         Rental income was $17,590,000 for the third quarter of 1997, an increase of $679,000 or 4% from $16,911,000 for the third quarter of 1996. Rental income was $52,294,000 for the nine months ended September 30, 1997, an increase of $1,951,000 or 4% from $50,343,000 for the nine months ended September 30, 1996. This increase was primarily attributable to rental income from new properties acquired subsequent to the first quarter of 1996. These property additions also resulted in an increase in depreciation and amortization of $147,000 or 4% to $3,722,000 for the third quarter of 1997 compared with $3,575,000 for the third quarter of 1996 and an increase of $419,000 or 4% to $11,065,000 for the nine months ended September 30, 1997 compared with $10,646,000 for the same period in 1996.

         Additional rental and interest income was $2,939,000 for the third quarter of 1997, an increase of $57,000 or 2% from $2,882,000 for the third quarter of 1996. Additional rental and interest income was $8,691,000 for the nine months ended September 30, 1997, an increase of $200,000 or 2% from $8,491,000 for the nine months ended September 30, 1996. The majority of this positive variation was attributable to various properties other than the Core Group's six original acute care properties.

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Other property income of $73,000 and $107,000 for the third quarter of 1997 and nine months ended September 30, 1997, respectively, represents property operating expense reimbursements from medical office facility tenants.

         Other interest income decreased $13,000 or 10% to $113,000 for the third quarter of 1997 from $126,000 for the third quarter of 1996. Other interest income increased $596,000 or 99% to $1,201,000 for the nine months ended September 30, 1997 from $605,000 for the nine months ended September 30, 1996. The decrease in other interest income for the third quarter was primarily attributable to a lower average balance of direct financing leases in 1997. The increase in other interest income for the first nine months of 1997 was primarily attributable to higher investable cash balances, partially offset by a lower average balance of direct financing leases. Investable cash balances were significantly higher during the first quarter of 1997 due to the temporary investment of a portion of the proceeds of a public debt offering in late January 1997 until used to prepay the Company's private placement debt in late February 1997 after the prepayment notice period had expired.

         Interest income on inter-Group loans to the Psychiatric Group was $392,000 for the third quarter of 1997, a decrease of $33,000 or 8% from $425,000 for the third quarter of 1996. Interest income on inter-Group loans to the Psychiatric Group was $1,176,000 for the nine months ended September 30, 1997, a decrease of $96,000 or 8% from $1,272,000 for the nine months ended September 30, 1996. This decrease reflects a lower average balance outstanding on loans to the Psychiatric Group as a result of repayments by the Psychiatric Group from its available undistributed cash flow.

         Property operating expense was $129,000 for the third quarter of 1997, an increase of $118,000 from $11,000 for the third quarter of 1996. Property operating expense was $192,000 for the nine months ended September 30, 1997, an increase of $159,000 from $33,000 for the comparable period in 1996. This increase was attributable to operating expenses associated with an investment in a multi-tenant medical office facility during the second quarter of 1997.

         Interest expense was $4,533,000 for the third quarter of 1997, a decrease of $752,000 or 14% from $5,285,000 for the third quarter of 1996. Interest expense was $15,118,000 for the nine months ended September 30, 1997, a decrease of $1,446,000 or 9% from $16,564,000 for the nine months ended September 30, 1996. The decrease in interest expense during these periods was primarily attributable to a lower weighted average effective interest rate on long-term debt during 1997, partially offset by a higher amount of long-term debt and a lower amount of capitalized interest in 1997. In late January 1997, the Company sold $220 million of publicly-traded unsecured senior notes with a weighted average effective interest rate of approximately 7.56%. The Company used the proceeds of this offering to pay off the borrowings under its bank credit facility outstanding at the time and to prepay $152 million of 11.03% private placement debt in late February 1997 prior to its scheduled maturity, incurring an extraordinary charge in the first quarter of 1997 of $11,427,000.

         General and administrative expenses were $1,685,000 for the third quarter of 1997, an increase of $139,000 or 9% from $1,546,000 for the third quarter of 1996. For the first nine months of 1997, general and administrative expenses were $4,918,000, an increase of $246,000 or 5% from $4,672,000 for the first nine months of 1996. This variation was attributable to an increase in the Company's consolidated general and administrative expenses which are allocated between the Core Group and Psychiatric Group primarily based on revenues, and an increase in Core Group revenues relative to the Company's consolidated revenues. The increase in the Company's consolidated general and administrative expenses affecting the Core Group was primarily attributable to higher compensation and benefits expense and an increase in travel expense, partially offset by a reduction in officer hiring costs.

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

         The nature of health care delivery in the United States continues to undergo change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed and passed by both Houses of Congress. These plans generally include revisions to and limits on Medicare and federal programs providing Medicaid reimbursement to state health care programs and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Company's Board and management are monitoring potential changes closely. The Company believes that these potential changes may pose risks for certain institutions that are unwilling or unable to respond. At the same time, the Company believes that this changing health care environment will provide the Core Group with new opportunities for investment.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997, the Core Group had $3,687,000 outstanding under its revolving inter-Group loan to the Psychiatric Group. Under management policies currently in effect, the Core Group may provide the Psychiatric Group with revolving inter-Group loans of up to $7,930,000. In addition, as of September 30, 1997, the Core Group had $9,175,000 in fixed rate inter-Group loans to the Psychiatric Group.

         As of November 7, 1997, the Core Group had remaining commitments of $15.5 million to fund real estate projects currently under construction over approximately the next fifteen months. In addition, the Core Group has agreed to provide real estate financing to two different operators aggregating approximately $59.4 million for which there are currently no definitive funding requirements. Of this amount, $50 million has been committed to the assisted living sector and $9.4 million has been committed to the long-term acute care sector. The Core Group also has signed letters of intent and is currently negotiating or has under contract investments in a number of existing medical office buildings and similar facilities, which, if closed, would aggregate approximately $130 million of total investment. Although the Core Group anticipates closing approximately $100 million of these proposed investments in the fourth quarter of 1997 and the remainder in the first quarter of 1998, the Core Group cannot be assured as to the actual timing of such closings or that the proposed investments will ultimately be closed.

         The Company has continued to increase its liquidity and enhance its financial flexibility. In January 1997, the Company completed a $220 million public unsecured debt offering, issuing $100 million of five-year senior notes and $120 million of ten-year senior notes. The Company used the net proceeds to pay off all outstanding borrowings under its bank credit facility at the time and to prepay all of its $152 million of outstanding private placement debt in late February 1997. In October 1997, the Company completed a $100 million preferred equity offering and used the net proceeds to pay off all outstanding borrowings under its bank credit facility at the time and will use the remaining proceeds to fund Core Group investments. As of November 7, 1997, the Company had no outstanding borrowings under its revolving $150 million bank credit facility and had $101.1 million in cash and short-term investments. The Company's total indebtedness as of November 7, 1997 was $225.8 million. The Company will utilize its bank credit facility to fund its future Core Group acquisitions and its other commitments. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.

              PSYCHIATRIC GROUP COMBINED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                           September 30, December 31,
                                                                   1997         1996
-----------------------------------------------------------    --------     --------

ASSETS                                                        (Unaudited)
Real estate investments
    Real property and mortgage notes, net                      $ 49,642     $ 62,749
    Accumulated depreciation                                     (1,554)      (4,688)
                                                               --------     --------
                                                                 48,088       58,061
Other notes receivable                                            2,560        4,457
Other assets                                                        703          743
-----------------------------------------------------------    --------     --------

                                                               $ 51,351     $ 63,261
-----------------------------------------------------------    --------     --------


ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Revolving loan from Core Group                                 $  3,687     $  4,183
Fixed rate loan from Core Group                                   9,175        9,175
Accounts payable and accrued liabilities                            362           --
Dividends payable                                                 1,292        1,667
Deferred income                                                      25          273
-----------------------------------------------------------    --------     --------
                                                                 14,541       15,298
-----------------------------------------------------------    --------     --------

Commitments and contingencies

Total Attributed Psychiatric Group Equity                        36,810       47,963
-----------------------------------------------------------    --------     --------

                                                               $ 51,351     $ 63,261
-----------------------------------------------------------    --------     --------


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

         PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                            Three Months Ended    Nine Months Ended
                                               September 30,         September 30,
                                            -----------------    --------------------
                                              1997       1996        1997        1996
------------------------------------------  ------    -------    --------     -------

REVENUES
Rental income                               $  355    $   404    $  1,278     $ 1,350
Mortgage interest income                     1,516      1,493       4,549       4,479
Additional rental and interest income          185        210         556         612
Other interest income                           82        112         266         306
------------------------------------------  ------    -------    --------     -------
                                             2,138      2,219       6,649       6,747
------------------------------------------  ------    -------    --------     -------

EXPENSES
Depreciation and amortization                  188        186         562         558
Property operating                              75         --         100          --
Interest on loans from Core Group              392        425       1,176       1,272
General and administrative                     302        330         897         973
Impairment loss on real estate
  investments and other notes receivable        --         --      11,000          --
------------------------------------------  ------    -------    --------     -------
                                               957        941      13,735       2,803
------------------------------------------  ------    -------    --------     -------


NET INCOME (LOSS)                           $1,181    $ 1,278    $ (7,086)    $ 3,944
------------------------------------------  ------    -------    --------     -------


NET INCOME (LOSS) PER DEPOSITARY SHARE      $ 0.56    $  0.61    $  (3.38)    $  1.89
------------------------------------------  ------    -------    --------     -------


DIVIDENDS DECLARED PER DEPOSITARY SHARE     $0.620    $ 0.650    $  2.000     $2.0000
------------------------------------------  ------    -------    --------     -------

WEIGHTED AVERAGE
    DEPOSITARY SHARES OUTSTANDING            2,099      2,093       2,097       2,092
------------------------------------------  ------    -------    --------     -------



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

         PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                  Nine Months Ended September 30,
                                                                  -------------------------------

                                                                      1997                   1996
-----------------------------------------------------------       --------                -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                 $ (7,086)               $ 3,944
Depreciation, amortization and other non-cash items                    664                    653
Deferred income                                                        (22)                   (40)
Impairment loss on real estate
  investments and other notes receivable                            11,000                     --
Change in other assets                                                  37                      2
Change in accounts payable and accrued liabilities                     221                   (146)
-----------------------------------------------------------       --------                -------
                                                                     4,814                  4,413
-----------------------------------------------------------       --------                -------
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on mortgage notes receivable                         52                     47
Other notes receivable                                                 173                    154
-----------------------------------------------------------       --------                -------
                                                                       225                    201
-----------------------------------------------------------       --------                -------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on revolving loan from Core Group               (496)                  (132)
Dividends paid                                                      (4,543)                (4,482)
-----------------------------------------------------------       --------                -------
                                                                    (5,039)                (4,614)
-----------------------------------------------------------       --------                -------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                  --                     --
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                    --                     --
-----------------------------------------------------------       --------                -------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                    $     --                $    --
-----------------------------------------------------------       --------                -------



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

         The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Company's investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living and Alzheimer's care facilities and medical office buildings (the Core Group). The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Company's investments in psychiatric hospitals (the Psychiatric Group). The proceeds from the October 1997 sale of the Company's depositary shares (Series B Depositary Shares) representing its 8.60% Cumulative Redeemable Preferred Stock, Series B (Series B Preferred Stock), as well as the dividends payable thereon, have been attributed to the Company's Core Group for financial accounting and reporting purposes. The Series B Depositary Shares, and the Series B Preferred Stock represented thereby, rank senior to the Company's Core Group Common Stock and its Psychiatric Group Depositary Shares with respect to dividend payments and liquidation rights. Attribution of the components of the Company's capital structure to its Core Group and Psychiatric Group for financial accounting and reporting purposes does not affect the legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock, Series B Depositary Shares or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

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

         Each holder of Psychiatric Group Depositary Shares, Core Group Common Stock or Series B Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to risks associated with an investment in the Company and all of its businesses, assets and liabilities. Financial effects

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

arising from one Group that affect the Company's consolidated results of operations, financial condition, cash flows or borrowing costs may also affect the results of operations, financial condition, cash flows or borrowing costs of the other Group. In addition, net losses of either Group, as well as dividends and distributions on, and repurchases of, Psychiatric Group Depositary Shares, Core Group Common Stock or Series B Depositary Shares will reduce the funds of the Company legally available for dividends on all the Psychiatric Group Depositary Shares, Core Group Common Stock and Series B Depositary Shares. Accordingly, the Psychiatric Group's financial statements should be read in conjunction with the Company's consolidated financial statements and the financial statements of the Core Group.

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

         Interest Paid Interest paid by the Psychiatric Group on inter-Group loans from the Core Group was $1,176,000 and $1,272,000 for the nine months ended September 30, 1997 and 1996, respectively.

2.   DEBT

         Inter-Group Loans Repayment of inter-Group loans by the Psychiatric Group is primarily dependent upon the amount and timing of sales of the Psychiatric Group's assets and paydowns received by the Psychiatric Group on borrowings provided to a psychiatric hospital operator under a revolving credit agreement. The Company's board of directors has established certain management policies relating to the Psychiatric Group's inter-Group loans from the Core Group. Under the policies currently in effect, which may be modified or rescinded in the sole discretion of the Company's board of directors, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group are limited to a maximum of $7,930,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar with any permanent repayment in the future of borrowings under a revolving credit agreement provided to a Psychiatric Group hospital operator. In addition, the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000, and except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced to the Psychiatric Group by the Core Group.

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


3.   ATTRIBUTED EQUITY

         Stock Incentive Plans Options to purchase 10,000 shares of Psychiatric Group Depositary Shares at a weighted average exercise price of $24.15 per share were canceled during the nine months ended September 30, 1997.

4.   COMMITMENTS

         Real Estate Properties The Psychiatric Group has the right to approve capital expenditures at all of its properties and the option to fund certain capital expenditures on terms comparable to the original investment. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Psychiatric Group's increased investment. The Psychiatric Group had no commitments to fund such capital expenditures at September 30, 1997.

5.   STATUS OF PSYCHIATRIC GROUP INVESTMENTS

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

         During 1996, the Psychiatric Group modified its agreements with the owner to allow for the deferral of rent and interest payments of Northpointe while certain restructuring and restaffing of the facility occurred. Pursuant to the deferral arrangements, Northpointe's monthly base rent payments of $50,000 were deferred from February 1996 through September 1996 and such deferred payments were scheduled to become payable twelve months from the month of deferral. In accordance with the terms of the deferral arrangements, Northpointe resumed making its full monthly base rent payments of $50,000 on October 1, 1996. In addition, Northpointe's monthly interest payments of $16,600 were deferred from February 1996 until March 1, 1997 on which date all such deferred interest was scheduled to be paid in full. Northpointe's deferred obligations were not recognized as income by the Psychiatric Group.

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

         The financial and operational problems at the two Florida hospitals continued to worsen during 1997. The owner of the Northpointe hospital ceased operations during the second quarter of 1997. The Psychiatric Group will incur approximately $75,000 per quarter ($.04 per depositary share) to protect and maintain the property while various alternatives are evaluated and pursued, including conversion of the facility to an alternative use or sale of the property. A restructuring of The Retreat's obligations to the Psychiatric Group was completed shortly after the end of the third quarter of 1997. The Retreat's restructured base rent is $35,000 per month ($105,000 per quarter or $.05 per depositary share) and additional rent will not accrue or be payable until August 1, 2000. The Psychiatric Group received $105,000 ($.05 per depositary share) for past base rent from the Retreat and such payment was recognized as income in the third quarter. In addition, the Psychiatric Group received a note for approximately $500,000, representing a consolidation of previous obligations owed by The Retreat. The note has a term of 32 months with monthly payments of approximately $18,000 scheduled to commence January 1, 1998. The note has not been recognized for financial accounting purposes. Although the restructured agreement with The Retreat is a positive step in stabilizing the cash flow and operations of this facility, the Psychiatric Group cannot be assured that The Retreat will be able to continue to meet its restructured obligations or to continue operations, even if there is a change in the owner or operator of the facility or if the Psychiatric Group provides additional financial assistance. The Psychiatric Group is continuing to explore a range of options for each of the two Florida properties, including the transfer of the hospitals to new operators, conversion of the facilities to an alternative use or sale of the properties. Due to the complexity and time involved in evaluating its options, the Psychiatric Group has not yet reached a decision as to its ultimate course of action. In light of the volatile circumstances of these two properties, the Psychiatric Group cannot be assured that further write-downs of these investments will not be required.

         In the first quarter of 1996, Rock Creek Center (RCC) in Illinois experienced certain documentation and procedural deficiencies that resulted in the denial of a substantial amount of Medicare receivables and a substantial negative adjustment to the hospital's 1995 Medicare cost report and 1996 interim Medicare reimbursement rate. These payor reimbursement issues, combined with lower than expected census during the first quarter of 1996, had an adverse impact on RCC's cash flow and its ability to fund its rental and interest obligations to the Psychiatric Group in 1996 as they became due. The net book value of the Psychiatric Group's

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


investment in RCC, including advances under existing revolving credit agreements and other receivables, as of September 30, 1997 totaled $7,749,000. Quarterly base rent and interest obligations of RCC total approximately $330,000 ($.16 per depositary share). In 1996, the Psychiatric Group reached an agreement with the operator for the deferral of base rent payments while the operator took certain actions to stabilize operations and implemented its revised business plan. After a period of partial rental payments, full monthly base rent payments of $83,000 have been paid since November 1996. RCC's deferred rental obligations of approximately $333,000 are to be paid in the future only when the facility's cash exceeds a specified level and are not recognized as income by the Psychiatric Group until such time as they are paid. To date, no deferred rental obligations have been paid and the Psychiatric Group cannot be assured that RCC will be able to pay any of the deferred rental obligations in the future.

         The $2,500,000 balance outstanding under RCC's revolving credit agreement matured June 30, 1997 and the current term of the RCC lease expires in December 1997. The Psychiatric Group and the operator are currently discussing the possible extension of the maturity of the revolving credit agreement and the lease term. Meanwhile, the operator has continued to make interest payments on the delinquent balance outstanding under the revolving credit agreement. Although the Psychiatric Group believes that the maturity of the revolving credit agreement and the lease term will be extended, the Psychiatric Group cannot be assured of this. Furthermore, if the lease term is extended, the Psychiatric Group cannot be assured that the annual minimum rent payments will remain at the current level of $1,000,000. Should the lease not be extended or the revolving loan not be repaid or extended, a significant negative impact to the Psychiatric Group likely would result.

         The two New York Four Winds facilities have been working to develop an integrated behavioral health care delivery system in lower and upper New York state. Such a system has been intended to create a cost-effective response to the potential negative reimbursement consequences of the expected movement to a managed Medicaid care environment within New York which is likely to accelerate during early 1998. However, it is not possible for the Psychiatric Group to predict the impact of such changes or whether the operator's system will be successful in such an environment, and some restructuring of the operator's obligations to the Psychiatric Group may be required for the operator to remain competitive in such an environment.

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

OPERATING RESULTS

Third Quarter and Year to Date 1997 Compared With 1996

         For the third quarter of 1997, the Psychiatric Group reported net income of $1,181,000 or $.56 per depositary share compared with net income of $1,278,000 or $.61 per depositary share for the third quarter of 1996. For the nine months ended September 30, 1997, the Psychiatric Group reported a net loss of ($7,086,000) or ($3.38) per depositary share compared with net income of $3,944,000 or $1.89 per depositary share for the nine months ended September 30, 1996. The net loss for the nine months ended September 30, 1997 included an impairment loss on real estate investments and other notes receivable of ($11,000,000) or ($5.25) per depositary share.

         Rental income was $355,000 for the third quarter of 1997, a decrease of $49,000 or 12% from $404,000 for the third quarter of 1996. Rental income was $1,278,000 for the nine months ended September 30, 1997, a decrease of $72,000 or 5% from $1,350,000 for the comparable period in 1996. The decrease in rental income during these periods was primarily attributable to the nonpayment and subsequent reduction of base rent on one of the Florida properties during 1997, partially offset by the partial deferral of base rent on the Illinois property during 1996.

         Additional rental and interest income was $185,000 for the third quarter of 1997, a decrease of $25,000 or 12% from $210,000 for the third quarter of 1996. Additional rental and interest income was $556,000 for the nine months ended September 30, 1997, a decrease of $56,000 or 9% from $612,000 for the comparable period in 1996. This decrease was primarily attributable to the nonpayment of additional rent by one of the Florida properties during 1997.

         Other interest income decreased $30,000 or 27% to $82,000 for the third quarter of 1997 from $112,000 for the third quarter of 1996. Other interest income decreased $40,000 or 13% to $266,000 for the nine months ended September 30, 1997 from $306,000 for the nine months ended September 30, 1996. The decrease in other

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


interest income during these periods was primarily attributable to a lower average balance of interest-earning borrowings outstanding under revolving credit facilities provided to psychiatric hospital operators in 1997.

         Property operating expense of $75,000 and $100,000 for the third quarter of 1997 and nine months ended September 30, 1997, respectively, represents costs related to the protection and maintenance of one of the properties in Florida after the hospital owner ceased hospital operations during the second quarter of 1997.

         Interest expense on inter-Group loans from the Core Group was $392,000 for the third quarter of 1997, a decrease of $33,000 or 8% from $425,000 for the third quarter of 1996. Interest expense on inter-Group loans from the Core Group was $1,176,000 for the nine months ended September 30, 1997, a decrease of $96,000 or 8% from $1,272,000 for the comparable period in 1996. This decrease reflects a lower average balance outstanding on loans from the Core Group as a result of repayments by the Psychiatric Group from its available undistributed cash flow.

         General and administrative expenses were $302,000 for the third quarter of 1997, a decrease of $28,000 or 8% from $330,000 for the third quarter of 1996. General and administrative expenses were $897,000 for the nine months ended September 30, 1997, a decrease of $76,000 or 8% from $973,000 for the first nine months of 1996. The Company's consolidated general and administrative expenses are allocated between the Core Group and Psychiatric Group primarily based on revenues, however significant costs directly related to either Group are specifically charged to the applicable Group. Costs allocated to the Psychiatric Group based on revenues and direct costs charged to the Psychiatric Group both decreased for the third quarter and first nine months of 1997 compared to the comparable periods in 1996. The Psychiatric Group was specifically charged for $130,000 and $378,000 of costs in the third quarter and first nine months of 1997, respectively, for financial advisory services provided primarily by an investment banking firm which included supplemental monitoring of the performance of the Psychiatric Group's properties and assistance in addressing operational and cash flow difficulties of certain operators of the properties. On a comparative basis, general and administrative expenses for the third quarter and the nine months ended September 30, 1996 included $157,000 and $442,000 of such financial advisory costs.

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

         The nature of health care delivery in the United States continues to undergo change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed and passed by both Houses of Congress. These plans generally include revisions to and limits on Medicare and federal programs providing Medicaid reimbursement to state health care programs and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Company's Board and management are monitoring potential changes closely. The Company believes that these potential changes may pose risks for certain institutions that are unwilling or unable to respond.

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

         In general, the operators of the Psychiatric Group's properties have very limited access to financing for their operating and capital needs. The Psychiatric Group currently is providing such financing under a revolving credit agreement to the operator of one of its psychiatric properties. As of November 7, 1997, outstanding borrowings under such agreement totaled $2,500,000. In the past, the Psychiatric Group has provided similar financing to other operators of its properties which have been unable to pay off their outstanding borrowings. The Psychiatric Group cannot be assured that the operator currently borrowing under a revolving credit agreement will be able to secure replacement financing from third-party lenders or to pay off its outstanding borrowings. To the extent the operators of the Psychiatric Group's properties have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's Board of Directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital operator, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then-existing policies), although the Company's Board of Directors is under no obligation to do so.

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

         During 1996, the Psychiatric Group modified its agreements with the owner to allow for the deferral of rent and interest payments of Northpointe while certain restructuring and restaffing of the facility occurred. Pursuant to the deferral arrangements, Northpointe's monthly base rent payments of $50,000 were deferred from February 1996 through September 1996 and such deferred payments were scheduled to become payable twelve months from the month of deferral. In accordance with the terms of the deferral arrangements, Northpointe resumed making its full monthly base rent payments of $50,000 on October 1, 1996. In addition, Northpointe's monthly interest payments of $16,600 were deferred from February 1996 until March 1, 1997 on which date all such deferred interest was scheduled to be paid in full. Northpointe's deferred obligations were not recognized as income by the Psychiatric Group.

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

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The financial and operational problems at the two Florida hospitals continued to worsen during 1997. The owner of the Northpointe hospital ceased operations during the second quarter of 1997. The Psychiatric Group will incur approximately $75,000 per quarter ($.04 per depositary share) to protect and maintain the property while various alternatives are evaluated and pursued, including conversion of the facility to an alternative use or sale of the property. A restructuring of The Retreat's obligations to the Psychiatric Group was completed shortly after the end of the third quarter of 1997. The Retreat's restructured base rent is $35,000 per month ($105,000 per quarter or $.05 per depositary share) and additional rent will not accrue or be payable until August 1, 2000. The Psychiatric Group received $105,000 ($.05 per depositary share) for past base rent from the Retreat and such payment was recognized as income in the third quarter. In addition, the Psychiatric Group received a note for approximately $500,000, representing a consolidation of previous obligations owed by The Retreat. The note has a term of 32 months with monthly payments of approximately $18,000 scheduled to commence January 1, 1998. The note has not been recognized for financial accounting purposes. Although the restructured agreement with The Retreat is a positive step in stabilizing the cash flow and operations of this facility, the Psychiatric Group cannot be assured that The Retreat will be able to continue to meet its restructured obligations or to continue operations, even if there is a change in the owner or operator of the facility or if the Psychiatric Group provides additional financial assistance. The Psychiatric Group is continuing to explore a range of options for each of the two Florida properties, including the transfer of the hospitals to new operators, conversion of the facilities to an alternative use or sale of the properties. Due to the complexity and time involved in evaluating its options, the Psychiatric Group has not yet reached a decision as to its ultimate course of action. In light of the volatile circumstances of these two properties, the Psychiatric Group cannot be assured that further write-downs of these investments will not be required.

         In the first quarter of 1996, Rock Creek Center (RCC) in Illinois experienced certain documentation and procedural deficiencies that resulted in the denial of a substantial amount of Medicare receivables and a substantial negative adjustment to the hospital's 1995 Medicare cost report and 1996 interim Medicare reimbursement rate. These payor reimbursement issues, combined with lower than expected census during the first quarter of 1996, had an adverse impact on RCC's cash flow and its ability to fund its rental and interest obligations to the Psychiatric Group in 1996 as they became due. The net book value of the Psychiatric Group's investment in RCC, including advances under existing revolving credit agreements and other receivables, as of September 30, 1997 totaled $7,749,000. Quarterly base rent and interest obligations of RCC total approximately $330,000 ($.16 per depositary share). In 1996, the Psychiatric Group reached an agreement with the operator for the deferral of base rent payments while the operator took certain actions to stabilize operations and implemented its revised business plan. After a period of partial rental payments, full monthly base rent payments of $83,000 have been paid since November 1996. RCC's deferred rental obligations of approximately $333,000 are to be paid in the future only when the facility's cash exceeds a specified level and are not recognized as income by the Psychiatric Group until such time as they are paid. To date, no deferred rental obligations have been paid and the Psychiatric Group cannot be assured that RCC will be able to pay any of the deferred rental obligations in the future.

         The $2,500,000 balance outstanding under RCC's revolving credit agreement matured June 30, 1997 and the current term of the RCC lease expires in December 1997. The Psychiatric Group and the operator are currently discussing the possible extension of the maturity of the revolving credit agreement and the lease term. Meanwhile, the operator has continued to make interest payments on the delinquent balance outstanding under the revolving credit agreement. Although the Psychiatric Group believes that the maturity of the revolving credit agreement and the lease term will be extended, the Psychiatric Group cannot be assured of this. Furthermore, if the lease term is extended, the Psychiatric Group cannot be assured that the annual minimum rent payments will remain at the current level of $1,000,000. Should the lease not be extended or the revolving loan not be repaid or extended, a significant negative impact to the Psychiatric Group likely would result.

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The two New York Four Winds facilities have been working to develop an integrated behavioral health care delivery system in lower and upper New York state. Such a system has been intended to create a cost-effective response to the potential negative reimbursement consequences of the expected movement to a managed Medicaid care environment within New York which is likely to accelerate during early 1998. However, it is not possible for the Psychiatric Group to predict the impact of such changes or whether the operator's system will be successful in such an environment, and some restructuring of the operator's obligations to the Psychiatric Group may be required for the operator to remain competitive in such an environment.

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

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Psychiatric Group had $3,687,000 and $9,175,000 outstanding under its revolving inter-Group loan from the Core Group and its fixed rate inter-Group loan from the Core Group, respectively. The Psychiatric Group is required to use the net proceeds from the disposition of Psychiatric Group assets to pay down its outstanding revolving inter-Group loan (to the extent of the psychiatric hospital operator borrowings under revolving credit agreements associated with the asset or assets sold) with any excess used to pay down the balance outstanding under the fixed rate inter-Group loan. The Company's Board of Directors has established certain management policies relating to the Psychiatric Group's inter-Group loans from the Core Group. Under the policies currently in effect, which may be modified or rescinded in the sole discretion of the Company's Board of Directors, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group are limited to a maximum of $7,930,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar with any permanent repayment in the future of borrowings under a revolving credit agreement provided to a Psychiatric Group hospital operator. In addition, the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000, and except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced to the Psychiatric Group by the Core Group. The Psychiatric

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Group has no third-party sources of additional financing and, as a result, is dependent on the Core Group for all such financing. Although the Core Group may make this financing available, there is no obligation of the Company's Board of Directors to cause the Core Group to provide funds to the Psychiatric Group if the Board of Directors determines that it is in the Company's best interest not to do so. To the extent needed funds are not advanced by the Core Group, the Psychiatric Group would experience immediate, significant negative effects.

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

                                                         Date: November 7, 1997

AMERICAN HEALTH PROPERTIES, INC.

By: JOSEPH P. SULLIVAN                     By: MICHAEL J. MCGEE
   ----------------------------------         ---------------------------------
   Joseph P. Sullivan                         Michael J. McGee
   Chairman of the Board, President &         Senior Vice President &
   Chief Executive Officer                    Chief Financial Officer
   (Principal Executive Officer)              (Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
  No.                Description
-------              -----------
  27           Financial Data Schedule