Form 10-K405
period 1997-12-31
AMERICAN HEALTH PROPERTIES INC
filed 1998-03-31
CIK 808240

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                 COMMON STOCK                             NEW YORK STOCK EXCHANGE
DEPOSITARY SHARES, EACH REPRESENTING 1/100 OF
     A SHARE OF 8.60% CUMULATIVE REDEEMABLE               NEW YORK STOCK EXCHANGE
           PREFERRED STOCK, SERIES B

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 13, 1998 there were outstanding (i) 23,965,255 shares of American Health Properties, Inc. common stock, $.01 par value, and (ii) 2,083,931 Psychiatric Group Depositary Shares, each representing one-tenth of one share of American Health Properties, Inc. Psychiatric Group Preferred Stock, $.01 par value. The aggregate market value of voting and non-voting stock (excluding the Company's 8.60% Cumulative Redeemable Preferred Stock, Series B) held by non-affiliates of the Registrant, based on the closing price of these shares on such date was approximately $663,700,000. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

     Documents Incorporated by Reference: Items 10, 11 and 12 of Part III are incorporated by reference from the definitive proxy statement of American Health Properties, Inc., to be filed within 120 days after December 31, 1997.
================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item  1.  Business....................................................    1
Item  2.  Properties..................................................   16
Item  3.  Legal Proceedings...........................................   17
Item  4.  Submission of Matters to a Vote of Security Holders.........   17

                                  PART II
Item  5.  Market for Registrant's Voting Stock and Related Stockholder
          Matters.....................................................   18
Item  6.  Selected Financial Data.....................................   20
Item  7.  Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations...............   22
          Management's Discussion and Analysis of Core Group Combined
          Financial Condition and Results of Operations...............   29
          Management's Discussion and Analysis of Psychiatric Group
          Combined Financial Condition and Results of Operations......   35
Item  8.  Financial Statements and Supplementary Data.................   43
Item  9.  Changes in and Disagreements with Accountants on Accounting
          and
          Financial Disclosure........................................   43

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   43
Item 11.  Executive Compensation......................................   43
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   43
Item 13.  Certain Relationships and Related Transactions..............   43

                                  PART IV
Item 14.  Exhibits, Financial Statements, Schedules, and Reports on
          Form 8-K....................................................   44

                                     PART I

ITEM 1.  BUSINESS.

     American Health Properties, Inc. (the "Company," which term refers to the Company and its subsidiaries unless the context otherwise requires) is a self-administered real estate investment trust ("REIT") that commenced operations in 1987. The Company has investments in health care facilities that are operated by qualified third party health care providers, as well as medical office/clinic facilities.

     In July 1995, the Company sought to separate the economic attributes of its core portfolio of investments (the "Core Group") and its portfolio of psychiatric hospital investments (the "Psychiatric Group") into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. On July 25, 1995, the Company distributed one Psychiatric Group Depositary Share (the "Depositary Shares") for every ten shares of the Company's common stock, $.01 par value (the "Common Stock"), held of record on July 14, 1995, each such Depositary Share representing a one-tenth interest in one share of the Company's Psychiatric Group Preferred Stock, $.01 par value (the "Psychiatric Group Stock"). The assets, liabilities and expenses of the Company have been allocated between the two portfolios, and dividends and other payouts or distributions with respect to the Common Stock and the Psychiatric Group Stock are expected to be primarily a function of the individual financial performance of the Core Group and the Psychiatric Group. Accordingly, the Company has separated its business and properties into two distinct business units: (a) the Core Group, which includes the Company's acute care, rehabilitation and long-term acute care hospitals, assisted living, skilled nursing, Alzheimer's care and medical office/clinic facilities, and (b) the Psychiatric Group, which includes all of the Company's investments in psychiatric hospitals. The proceeds from the October 1997 sale of the Company's Series B Depositary Shares representing its 8.60% Cumulative Redeemable Preferred Stock, Series B (Series B Preferred Stock), as well as the dividends payable thereon, have been attributed to the Company's Core Group for financial accounting and reporting purposes. The Series B Depositary Shares, and the Series B Preferred Stock represented thereby, rank senior to the Company's Core Group Common Stock and its Psychiatric Group Depositary Shares with respect to dividend payments and liquidation rights. Attribution of the components of the Company's capital structure to its Core Group and Psychiatric Group for financial accounting and reporting purposes does not affect the legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock, Series B Depositary Shares or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

     The Company's principal executive office is located at 6400 South Fiddler's Green Circle, Suite 1800, Englewood, Colorado 80111, and its telephone number at such address is (303) 796-9793.

THE CORE GROUP

     The Core Group's portfolio of investments at December 31, 1997 consisted of 13 acute care hospitals, three rehabilitation hospitals, four assisted living facilities, one mortgage loan secured by a long-term acute care hospital, one long-term acute care hospital, six skilled nursing facilities (two of which are under construction), nine medical office/clinic facilities and two Alzheimer's care facilities. As of December 31, 1997, the net book value of the Core Group's total assets was $652 million. Of the Core Group's real estate assets at that date, 68% in net book value represented the acute care segment, 18% represented the medical office/clinic facilities, 5% represented the rehabilitation segment, 3% represented the assisted living segment, 3% represented the skilled nursing segment, 2% represented the long-term acute care segment and 1% represented the Alzheimer's care segment. As of December 31, 1997, 99% of the Core Group's real estate assets were held in fee and 1% was held as a mortgage loan.

     The Core Group's facilities are diversified geographically across 16 states, are distributed among large and small population centers, and are operated by 13 experienced management companies. These operators include the following companies or their subsidiaries: Tenet Healthcare Corporation ("Tenet"), Columbia/HCA Healthcare Corporation, Paracelsus Healthcare Corporation, HealthSouth Corporation, Commu-nity Health Systems, Inc., PhyCor of Mesa, Inc., PrimeCare International, Inc., Covenant Care, Inc., Emeritus Corporation, Unison HealthCare Corporation, Shannon Health System, Pine Haven Health Care II, Inc. and Spectrum Comprehensive Care, Inc. Facilities operated by Tenet represented 51% of the Core Group's total revenues for the year ended December 31, 1997.

     Approximately 71% of the Core Group's property revenues for the year ended December 31, 1997 were secured by corporate guarantees of these operating companies or their subsidiaries. Also, as of December 31, 1997, letters of credit from commercial banks and cash deposits aggregating $17.2 million were available to the Core Group as security for lease financings. Leases for 17 of the Core Group's facilities, representing 59% of the Core Group's property revenues for the year ended December 31, 1997, contain cross-default provisions.

THE CORE GROUP FACILITIES

     The Company's 44 Core Group facilities as of March 15, 1998, consisted of 13 acute care hospitals (the "Acute Care Hospitals"), three rehabilitation hospitals (the "Rehabilitation Hospitals"), six assisted living facilities (two of which are under construction) (the "Assisted Living Facilities"), one mortgage loan secured by a long-term acute care hospital, one long-term acute care hospital (the "Long-Term Acute Care Hospital"), six skilled nursing facilities (two of which are under construction) (the "Skilled Nursing Facilities"), 12 medical office/clinic facilities (the "Medical Office/Clinic Facilities") and two Alzheimer's care facilities (the "Alzheimer's Care Facilities" and together, the "Core Group Facilities"). Except for the long-term acute care hospital securing a mortgage loan, all of the Core Group Facilities are owned by the Company.

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

     Long-Term Acute Care Hospitals. The Long-Term Acute Care Hospitals provide care for patients with complex medical conditions that require more intensive care, monitoring, or emergency back-up than that available in most skilled nursing-based subacute programs. Most Long-Term Acute Care Hospital patients have severe chronic health problems and are medically unstable or at risk of medical instability. These patients have historically been treated in general acute care hospitals. The most common cases treated in this setting include high acuity ventilator-dependent patients and patients with multiple system failures related to cancer, spinal cord injuries or head injuries. The average length of stay in this setting commonly ranges from 60 to 90 days.

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

     Medical Office/Clinic Facilities. The Medical Office/Clinic Facilities include both single-tenant clinic facilities from which large medical practice groups provide a full range of services to their patients to multi-tenant medical office buildings which provide strategically located office space to physicians forming part of integrated health care delivery systems.

     Alzheimer's Care Facilities. The Alzheimer's Care Facilities were developed in consultation with leading medical experts in the treatment of Alzheimer's disease and dementia, and have a strong health care orientation rather than the more customary residential care orientation.

     The following is a listing of the Core Group portfolio of investments as of March 15, 1998.

                             CORE GROUP FACILITIES

                                                                        YEAR
                                                                      ACQUIRED/       TOTAL
      DESCRIPTION         LOCATION              OPERATOR               FUNDED     INVESTMENT(1)
      -----------         --------              --------              ---------   -------------
                                                                       (DOLLARS IN THOUSANDS)
ACUTE CARE HOSPITALS
Chesterfield General       SC        Community Health Systems, Inc.     1995        $ 11,407
  Hospital
Cleveland Regional         TX        Community Health Systems, Inc.     1994           8,300
  Medical Center
Desert Valley Hospital     CA        PrimeCare International, Inc.      1994          26,405
Frye Regional Medical      NC        Tenet Healthcare Corporation       1987          45,449
  Center
Irvine Medical Center      CA        Tenet Healthcare Corporation       1991          75,000
Kendall Regional Medical   FL        Columbia/HCA Healthcare            1987          69,012
  Center                               Corporation
Lucy Lee Hospital          MO        Tenet Healthcare Corporation       1987          23,566
Marlboro Park Hospital     SC        Community Health Systems, Inc.     1995           7,793
North Fulton Regional      GA        Tenet Healthcare Corporation       1987          46,191
  Hospital
Palm Beach Gardens         FL        Tenet Healthcare Corporation       1987          45,648
  Medical Center
Pioneer Valley Hospital    UT        Paracelsus Healthcare              1996          49,466
                                       Corporation
Shannon Health System,     TX        Shannon Health System              1991          16,452
  St. John's Campus
Tarzana Hospital of        CA        Tenet Healthcare Corporation       1987          73,700
  Encino-Tarzana
  Regional Medical
  Center
                                                                                    --------
        Total Acute Care Hospitals                                                  $498,389
                                                                                    --------
REHABILITATION HOSPITALS
HCA Wesley                 KS        HealthSouth Corporation            1992        $ 14,597
  Rehabilitation
  Hospital
MountainView Regional      WV        HealthSouth Corporation            1991          11,718
  Rehabilitation
  Hospital
Northwest Arkansas         AR        HealthSouth Corporation            1991           9,086
  Rehabilitation
  Hospital
                                                                                    --------
        Total Rehabilitation Hospitals                                              $ 35,401
                                                                                    --------

                                             ANNUAL             INITIAL
                                              BASE              TERM OF
      DESCRIPTION                       RENT/INTEREST(2)   LEASE/MORTGAGE(3)
      -----------                       ----------------   -----------------
                                               (DOLLARS IN THOUSANDS)
ACUTE CARE HOSPITALS
Chesterfield General                        $ 1,238            2005
  Hospital
Cleveland Regional                              812            2003
  Medical Center
Desert Valley Hospital                        2,895            2004
Frye Regional Medical                         5,265            1999
  Center
Irvine Medical Center                        10,057            2004
Kendall Regional Medical                      7,884            1999
  Center
Lucy Lee Hospital                             2,731            1999
Marlboro Park Hospital                          845            2005
North Fulton Regional                         5,471            1999
  Hospital
Palm Beach Gardens                            5,283            1999
  Medical Center
Pioneer Valley Hospital                       7,024            2004

Shannon Health System,                        1,478            2001
  St. John's Campus
Tarzana Hospital of                           8,308            2004
  Encino-Tarzana
  Regional Medical
  Center
                                            -------
        Total Acute Care Hospitals          $59,291
                                            -------
REHABILITATION HOSPITALS
HCA Wesley                                  $ 1,615            2002
  Rehabilitation
  Hospital
MountainView Regional                         1,358            2001
  Rehabilitation
  Hospital
Northwest Arkansas                            1,064            2001
  Rehabilitation
  Hospital
                                            -------
        Total Rehabilitation Hospitals      $ 4,037
                                            -------

                                                                        YEAR
                                                                      ACQUIRED/       TOTAL
      DESCRIPTION         LOCATION              OPERATOR               FUNDED     INVESTMENT(1)
      -----------         --------              --------              ---------   -------------
                                                                       (DOLLARS IN THOUSANDS)
ASSISTED LIVING
  FACILITIES
Cambria Lodge              TX        Emeritus Corporation               1996        $  5,182
Garrison Creek Lodge       WA        Emeritus Corporation               1996           5,648
Outlook Pointe at          IN        Balanced Care Corporation          1998           4,843
  Anderson, Indiana(4)
Outlook Pointe at          TN        Balanced Care Corporation          1998           5,030
  Jackson, Tennessee(4)
Sherwood Place             TX        Emeritus Corporation               1996           5,034
Summer Wind Residence      ID        Emeritus Corporation               1995           3,000
                                                                                    --------
        Total Assisted Living Facilities                                            $ 28,737
                                                                                    --------
LONG-TERM ACUTE CARE
  HOSPITALS
Comprehensive Care         TX        Spectrum Comprehensive Care,       1996        $  6,110
  Hospital of Amarillo                 Inc.
Total Life Care            TX        Spectrum Comprehensive Care,       1997           4,400
  Hospital(5)                          Inc.
                                                                                    --------
        Total Long-Term Acute Care Hospitals                                        $ 10,510
                                                                                    --------
SKILLED NURSING
  FACILITIES
Arkansas Manor             CO        Unison HealthCare Corporation      1995        $  4,066
Buffalo Drive(4)           NV        Covenant Care, Inc.                1997           7,500
Cornerstone Care Center    CO        Unison HealthCare Corporation      1995           4,856
Douglas Manor              AZ        Unison HealthCare Corporation      1995           2,621
Safford Care Center        AZ        Unison HealthCare Corporation      1995           4,934
Torrey Pines(4)            NV        Covenant Care, Inc.                1997           9,500
                                                                                    --------
        Total Skilled Nursing Facilities                                            $ 33,477
                                                                                    --------
MEDICAL OFFICE/CLINIC
  FACILITIES
Casa Blanca Clinic(6)      AZ        PhyCor of Mesa, Inc.               1997        $ 20,581
Fannin Medical             TX        Columbia/HCA Healthcare            1997          52,059
  Buildings(6)                         Corporation
Morristown Professional    NJ        LaSalle Partners Management        1998          19,589
  Plaza                                Services, Inc.(8)
Northpark Professional     FL        LaSalle Partners Management        1997          10,628
  Building                             Services, Inc.(8)
Park Plaza Professional    TX        LaSalle Partners Management        1997          16,942
  Building                             Services, Inc.(8)
Walsh Medical Arts         CA        CDM/WestMar(8)                     1994           8,800
  Center
Westpark Plaza             TX        LaSalle Partners Management        1998           9,136
                                       Services, Inc.(8)
Woodlake Medical Center    CA        LaSalle Partners Management        1998          12,579
                                       Services, Inc.(8)
                                                                                    --------
        Total Medical Office/Clinic Facilities                                      $150,314
                                                                                    --------
ALZHEIMER'S CARE
  FACILITIES
Pine Haven I Alzheimer's   TX        Pine Haven Health Care II, Inc.    1995        $  3,700
  Community
Pine Haven II              TX        Pine Haven Health Care II, Inc.    1996           4,024
  Alzheimer's Community
                                                                                    --------
        Total Alzheimer's Care Facilities                                           $  7,724
                                                                                    --------
          CORE GROUP PORTFOLIO TOTAL                                                $764,552
                                                                                    ========

                                              ANNUAL             INITIAL
                                               BASE              TERM OF
      DESCRIPTION                        RENT/INTEREST(2)   LEASE/MORTGAGE(3)
      -----------                        ----------------   -----------------
                                                (DOLLARS IN THOUSANDS)
ASSISTED LIVING
  FACILITIES
Cambria Lodge                                 $   544            2006
Garrison Creek Lodge                              593            2006
Outlook Pointe at                                 458            2009
  Anderson, Indiana(4)
Outlook Pointe at                                 475            2009
  Jackson, Tennessee(4)
Sherwood Place                                    529            2006
Summer Wind Residence                             315            2005
                                              -------
        Total Assisted Living Facilities      $ 2,914
                                              -------
LONG-TERM ACUTE CARE
  HOSPITALS
Comprehensive Care                            $   596            2007
  Hospital of Amarillo
Total Life Care                                   462            2007
  Hospital(5)
                                              -------
        Total Long-Term Acute Care Hospitals  $ 1,058
                                              -------
SKILLED NURSING
  FACILITIES
Arkansas Manor                                $   406            2005
Buffalo Drive(4)                                  788            2008
Cornerstone Care Center                           485            2005
Douglas Manor                                     254            2005
Safford Care Center                               478            2005
Torrey Pines(4)                                   998            2008
                                              -------
        Total Skilled Nursing Facilities      $ 3,409
                                              -------
MEDICAL OFFICE/CLINIC
  FACILITIES
Casa Blanca Clinic(6)                         $ 2,086            2012
Fannin Medical                                  4,403          2004/2006  (6)
  Buildings(6)
Morristown Professional                            (7)            (7)
  Plaza
Northpark Professional                             (7)            (7)
  Building
Park Plaza Professional                            (7)            (7)
  Building
Walsh Medical Arts                              1,011            2003
  Center
Westpark Plaza                                  1,265            2007

Woodlake Medical Center                            (7)            (7)

                                              -------
        Total Medical Office/Clinic
          Facilities                          $ 8,765(9)
                                              -------
ALZHEIMER'S CARE
  FACILITIES
Pine Haven I Alzheimer's                       $   353            2005
  Community
Pine Haven II                                      423            2007
  Alzheimer's Community
                                               -------
        Total Alzheimer's Care Facilities      $   776
                                               -------
          CORE GROUP PORTFOLIO TOTAL           $80,250(9)
                                               =======

---------------

(1) Reflects gross investment or total investment commitment.

(2) Reflects contract rate of annual base rent or interest received or estimated to be received upon completion of construction or investment.

(3) The leases and mortgages generally provide the lessees with renewal options to extend the term of the leases or mortgages beyond the primary term.

(4) Currently under construction.

(5) Investment held in the form of a mortgage rather than owned by the Company.

(6) Casa Blanca Clinic represents four separate facilities leased together under a master lease. Fannin Medical Buildings represents two separate facilities, one of which the master lease expires in 2004 and the other in 2006.

(7) Multi-tenant facility with various rental rates and lease terms.

(8) Property manager.

(9) Excludes multi-tenant medical office/clinic facilities.

     See the Notes to the Consolidated Financial Statements, the Notes to the Core Group Combined Financial Statements and Schedule III -- Real Estate and Accumulated Depreciation included in this Annual Report on Form 10-K for additional information regarding the Core Group Facilities and for the carrying value and accumulated depreciation of the Core Group Facilities.

THE PSYCHIATRIC GROUP

     The Psychiatric Group's portfolio of psychiatric hospital investments consists of three psychiatric hospitals owned by the Company and two mortgage loans secured by psychiatric hospitals (the "Psychiatric Hospitals"). As of December 31, 1997, the net book value of the Psychiatric Group total assets was $51.0 million. Of the Psychiatric Group's real estate assets at that date, 21% in net book value were held in fee and 79% in net book value were held as mortgages.

     The Psychiatric Hospitals provide a wide range of inpatient and outpatient care for children, adolescents and adults, including specialized care relating to eating disorders, substance abuse and psychiatric illness. Fundamental changes in the psychiatric industry in recent years have reduced the operating cash flow at the Psychiatric Hospitals. These changes have had, and may continue to have, an adverse effect on the results of operations of the Psychiatric Hospital operators and borrowers. As a result, certain of the Psychiatric Hospital operators have had, and may continue to have, difficulty meeting their payment obligations to the Psychiatric Group, and one of the Psychiatric Hospitals has ceased operations. See "Management's Discussion and Analysis of Psychiatric Group Combined Financial Condition and Results of
Operations -- Operating Results -- Future Operating Results" included elsewhere herein.

     The following is a listing of the Psychiatric Group portfolio of investments as of March 15, 1998.

                          PSYCHIATRIC GROUP HOSPITALS

                                                             YEAR                        ANNUAL       INITIAL TERM
                                                           ACQUIRED/       TOTAL       BASE RENT/      OF LEASE/
       DESCRIPTION         LOCATION        OPERATOR         FUNDED     INVESTMENT(1)   INTEREST(2)    MORTGAGE(3)
       -----------         --------        --------        ---------   -------------   -----------    ------------
                                                                         (DOLLARS IN THOUSANDS)
Four Winds Psychiatric        NY     Four Winds, Inc.        1988         $27,600        $3,908           2002
  Hospital(4)
Four Winds Psychiatric        NY     FW of Saratoga, Inc.    1989          18,053         2,239           1999
  Hospital(4)
Less: Mortgage note                                                        (7,950)
  receivable impairment
  reserve
Northpointe Behavioral        FL             (5)             1990           2,000        (5)(6)                 (5)
  Health System
The Retreat                   FL     Goldsel Group(7)        1990           3,402           420(6)        2000
Rock Creek Center             IL     Rock Creek Center       1989           6,505         1,000(6)(8)     1997(8)
                                       Limited
                                       Partnership
                                                                          -------        ------
         Total Psychiatric Hospitals                                      $49,610        $7,567
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

(5) The owner of the Northpointe hospital ceased operations during the second quarter of 1997. The Company is currently exploring a range of options for the property, including the conversion of the facility to an alternative use or sale of the property. Due to the complexity and time involved in evaluating its options, the Company has not yet reached a decision as to its ultimate course of action. The Psychiatric Group will incur costs of approximately $75,000 per quarter to protect and maintain the property until a resolution is reached.

(6) Actual rent received for the year ended December 31, 1997 for Northpointe Behavioral Health System, The Retreat and Rock Creek Center was $50,000, $577,000 and $1,000,000, respectively.

(7) Goldsel Group is the operator and The Retreat Psychiatric Hospital, Ltd. is the lessee of The Retreat.

(8) The initial term of the Rock Creek Center ("RCC") lease, originally scheduled to expire in December 1997, was extended until March 31, 1998. Although the original lease agreement provided the operator with an option to renew the lease for an additional five-year term at fair market rental, the operator did not exercise that option. However, negotiations for a renewal of the current lease with the existing operator are continuing and other operators have expressed interest in the facility. The Psychiatric Group believes that either the current lease will be renewed with the existing operator or the facility will be leased to a new operator. The Psychiatric Group cannot be assured that either of these will be accomplished or that, if accomplished, the annual minimum rent payments will be at the current level of $1,000,000. Although, the $2,500,000 balance outstanding under RCC's revolving credit agreement matured June 30, 1997, the operator has continued to make interest payments. The Psychiatric Group is considering the operator's suggestion to extend the maturity of the revolving credit agreement to correspond with the expiration of a renewed lease term, if such a renewed lease is accomplished. Should the current lease not be renewed or the revolving loan not be repaid or extended with the existing operator and a facility lease with a new operator is not accomplished, a significant negative impact to the Psychiatric Group likely will result.

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

LEASES AND MORTGAGE LOANS

     The Company currently owns the 13 Acute Care Hospitals, three of the Psychiatric Hospitals, the three Rehabilitation Hospitals, the six Assisted Living Facilities (two of which are under construction), one of the Long-Term Acute Care Hospitals, the six Skilled Nursing Facilities, (two of which are under construction) and the two Alzheimer's Care Facilities, which are collectively referred to herein as the "Leased Properties" or individually as a "Leased Property". The Company also owns 12 Medical Office/Clinic Facilities which are collectively referred to herein as the "Leased MOB Properties".

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

     The obligations under the leases are generally guaranteed by the parent corporation of the lessee, if the lessee is a subsidiary, or have some other form of credit enhancement such as a letter of credit or a security deposit. Certain of the Company's leases are with subsidiaries of the operators described above and are non-recourse to such operators. Approximately 64% of the Company's property revenues for the year ended December 31, 1997 were secured by corporate guarantees. Also, as of December 31, 1997, letters of credit from commercial banks and cash deposits aggregating $19.2 million were available to the Company as security for lease and construction development obligations.

     The leases of single-tenant facilities are on a "triple net" basis, and the lessee is responsible thereunder for all additional charges, including every fine, penalty, interest and cost that may be levied for non-payment or late payment thereof, for taxes, assessments, levies, fees, water and sewer rents and charges, all governmental charges with respect to the Leased Property and all utility and other charges incurred in the operation of the Leased Property. Each such lessee is required, at its expense, to maintain the Leased Property in good order and repair. The Company is not required to repair, rebuild or maintain these Leased Properties.

     Leases of office or other space within the Core Group's Leased MOB Properties vary from gross leases (where landlord is responsible for repairs, maintenance, insurance and taxes) to triple net leases (where tenant pays some or all such expenses). Generally, the market in which a multi-tenant medical office building is located will determine whether office space is leased on a net or gross basis. Leases to single-tenant leased MOB Properties are usually on a net or triple net basis.

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

     Six of the Acute Care Hospitals are operated by subsidiaries of American Medical International, Inc. ("AMI"), a subsidiary of Tenet, under long-term leases with the Company, which comprised 51% of the Core Group's total revenues for the year ended December 31, 1997. AMI has guaranteed certain obligations of its subsidiaries under such leases and each such lease is cross-defaulted to the other AMI leases. Five of the AMI leases grant to AMI the option, exercisable on not less than six months nor more than 24 months notice, to purchase the Leased Property upon the expiration of any term of the lease at the Fair Market Value of the Leased Property at the expiration of said term. Four of these leases with purchase options expire in 1999, which comprised 27% of the Core Group's total revenues for the year ended December 31, 1997, and one of such leases expires in 2004. For purposes of the second preceding sentence, "Fair Market Value" means the price that a willing buyer not compelled to buy would pay to a willing seller not compelled to sell for such property at the applicable expiration less the portion of such price attributable to capital additions paid for by AMI. The determination of such price will take into account (i) that the applicable lease is assumed not to be in effect on the Leased Property and (ii) that the seller of such Leased Property must pay for title insurance and closing costs.

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

     Assisted Living Facilities. Four of the Assisted Living Facilities are operated by an affiliate of Emeritus Corporation ("Emeritus") and all leases for such facilities are cross-defaulted. These Assisted Living Facility leases provide for a ten year initial term with six renewal periods of five years each. These four Emeritus Assisted Living Facility leases provide for monthly base rent plus additional rent payable quarterly in an amount equal to the sum of (i) the additional rent for the immediately preceding year and (ii) an amount equal to a specified percentage of the sum of base rent and additional rent payable for the immediately preceding year. These leases provide the tenant with the option to purchase the property at the end of the fixed term or at the end of any extended term at the greater of (i) fair market value minus the tenant's share of the appreciation amount (as defined) less the fair market value of any improvements funded by the tenant or (ii) the Company's total investment (as defined).

     The Company has also entered into a commitment to develop up to five assisted living facilities, each of which will be managed and operated by a subsidiary of Balanced Care Corporation ("Balanced Care"). An entity independent of both Balanced Care and the Company will lease each such facility for a term commencing upon completion of construction and ending ten years thereafter. Each such lease will also provide three five-year renewal terms at the option of the tenant. The Balanced Care leases set forth monthly base rent payments that escalate each year of the lease based upon an adjustment factor related to inflation.

Balanced Care has an option to acquire the equity interests of the tenant, the leasehold interest and other assets of the tenant and a right of first offer to purchase the properties that are the subject of a lease. In addition, the tenant under the Balanced Care lease has the option to purchase all of the leased properties in a pool in 2008 with such option extended by five years if the option for extension of the term of the leases is exercised by tenant. Balanced Care has committed to provide working capital support for each tenant, including support for rental obligations owed to the Company. Each lease entered into under the Company's development commitment for these facilities will be cross-defaulted to the other executed leases. Two facilities, one located in Jackson, Tennessee and the other in Anderson, Indiana have commenced construction.

     Long-Term Acute Care Hospitals. The Long-Term Acute Care Hospital that is owned by the Company is leased to an affiliate of Spectrum Comprehensive Care, Inc. ("Spectrum") pursuant to a ten-year lease. This lease provides for monthly payments of base rent along with quarterly payments of additional rent in an amount equal to a specified percentage of Excess Gross Revenues. The participation rate in Excess Gross Revenues is equal to a reduced percentage upon reaching a predetermined rate of return. This lease provides the tenant with three renewal terms of ten years each and the option to purchase the property at the end of the fixed term or at the end of any extended term at the greater of (i) fair market value or (ii) the Company's total investment (as defined). The lease has been guaranteed by Spectrum.

     The Company holds a mortgage on one of the Long-Term Acute Care Hospitals. The mortgage provides for an initial term of ten years and two renewal terms of ten years each. An affiliate of Spectrum owns and operates this Long-Term Acute Care Hospital. Spectrum has guaranteed the obligations under the mortgage and has pledged to the Company the stock of the affiliate owning the Long-Term Acute Care Hospital in order to secure its guaranty. The mortgage sets forth monthly payments of principal plus base interest as well as quarterly payments of additional interest in an amount equal to (i) net revenues (as defined) for the current year, minus (ii) net revenues for the base year (as defined), multiplied by (iii) a specified percentage.

     Skilled Nursing Facilities. Each of the Skilled Nursing Facility leases establishes an initial term of ten years and an option for three renewal terms of ten years each. Four of the Skilled Nursing Facilities are operated by an affiliate of Unison Healthcare Group, Inc. (formerly Signature Health Care Corporation) ("Unison") and all of the leases for the Unison facilities are cross-defaulted. Additionally, the obligations under each Unison lease are guaranteed by Unison and an affiliate of Unison. The Unison leases provide for monthly base rent, which is automatically increased by a specified percentage each year. Each of the Unison Skilled Nursing Facility leases provides the tenant with an option to purchase the property at the end of the fixed term or the end of any extended term at the greater of fair market value or the total investment cost (as defined), provided that the option to purchase the property is simultaneously exercised on each of the Skilled Nursing Facilities operated by the tenant. The Unison leases also provide the tenant with a right of first refusal to purchase the property on the same terms and conditions as received by and acceptable to the Company.

     Two Skilled Nursing Facilities are currently under construction and will be operated by an affiliate of Covenant Care, Inc. ("Covenant Care") with such leases commencing upon completion of construction. These two facilities will be cross-defaulted and the obligations under each Covenant Care lease will be guaranteed by Covenant Care. The Covenant Care leases set forth monthly base rent payments plus quarterly additional rent payments in an amount equal to (i) net revenues (as defined) for the current year, minus (ii) net revenues for the base year (as defined), multiplied by (iii) a specified percentage. The Covenant Care leases will provide the tenant with a right of first refusal to purchase the properties at a purchase price equal to the greater of fair market value or the total investment cost (as defined) for unsolicited offers to sell by the Company or equal to the greater of the total investment cost or the purchase price contained in any offer to purchase received by and acceptable to the Company.

     Medical Office/Clinic Facilities. Seven of the medical office/clinic facilities are master leased to Columbia/HCA Healthcare Corporation, Casa Blanca Clinic, a physician practice group managed by PhyCor, Inc., and Wellpoint Health Networks, Inc., for remaining terms ranging from seven to fifteen years. Four of the medical office/clinic facilities are leased to multiple tenants for remaining terms ranging from one to ten years. One of the medical office/clinic facilities is master-leased for a six-year remaining term to a partnership consisting of 22 physicians who are the primary tenants of the building.

     Alzheimer's Care Facilities. The Alzheimer's Care Facility leases provide for a ten-year initial term with three renewal periods of ten years each. The Alzheimer's Care Facilities are leased to Pine Haven Health Care II, Inc. and provide for monthly base rent plus additional rent payable quarterly in an amount equal to the sum of (i) additional rent for the immediately preceding year and (ii) an amount equal to a specified percentage of the sum of base rent and additional rent payable for the immediately preceding year. The leases provide the tenant with the option to purchase the property at the end of the fixed term or at the end of any extended term at a purchase price equal to the greater of the fair market value or total investment cost (as defined). The Company has also entered into a commitment to develop up to 11 additional Alzheimer's care facilities to be operated and leased by Pine Haven Health Care II, Inc. on substantially similar terms.

  Psychiatric Group Facilities

     Psychiatric Hospitals. The lease for one of the owned Psychiatric Hospitals provides for an initial term expiring in 2000 with three renewal periods for ten years each. The initial lease term of the second owned Psychiatric Hospital, originally scheduled to expire in December 1997, was extended until March 31, 1998. Although the original lease agreement provided the operator with an option to renew the lease for an additional five-year term at fair market rental, the operator did not exercise that option. However, negotiations for a renewal of the current lease with the existing operator are continuing and other operators have expressed interest in the facility. In addition to monthly base rent, the lease provides for the quarterly payment of additional rent in an amount equal to a specified percentage of Excess Gross Revenues. The third owned Psychiatric Hospital ceased operations during the second quarter of 1997.

     The Company has made mortgage loans to two of the Psychiatric Hospitals. The two mortgage loans are secured by first mortgages and security interests in the two separate Psychiatric Hospitals. The two loans are also cross-collateralized and cross-defaulted. The two mortgage loans have an initial term of ten years with two optional ten-year extension terms. Pursuant to the terms of the mortgage loans, the Company may receive additional interest each year in an amount equal to a specified percentage of Excess Gross Revenues.

     The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant impairment losses on psychiatric investments and the periodic restructuring of psychiatric operator payment obligations. In 1995, the Company restructured the leases covering its two psychiatric properties in Florida, and during 1996, provided for the partial deferral of rental and interest obligations related to one of these properties and the partial deferral of rental obligations of its psychiatric property in Illinois. The Company recorded an $11 million charge in the first quarter of 1997 for impairment of the carrying value of its two psychiatric investments in Florida. Later in 1997, the owner of one of the Florida hospitals ceased operations and a restructuring of the other Florida hospital's obligations to the Company was completed. The initial lease term of the psychiatric property in Illinois, originally scheduled to expire in December 1997, was extended until March 31, 1998. In addition, the $2,500,000 balance outstanding under a revolving credit agreement provided to the operator of the Illinois property matured June 30, 1997, and, although the operator has continued to make interest payments, the principal balance remains past due. Negotiations with the existing operator for renewal of the current lease and extension or repayment of the revolving credit agreement are continuing. Although management currently believes that the recorded amounts of its psychiatric investments are realizable, if the psychiatric operators are unable to adapt to the fundamental ongoing changes in the psychiatric industry successfully and consistently mitigate the negative impact of the ongoing changes on their financial performance, the Company may be required to restructure payment obligations further, identify alternative operators, pursue alternative uses for or dispositions of the properties and/or recognize additional impairment losses on its psychiatric investments. If the Company is required to take any of these actions, various costs are likely to be incurred by the Company in an effort to protect, maintain and pursue alternatives for its investments. The Company does not currently intend to make new investments in the psychiatric sector, and over time, may sell, restructure or seek other means to reduce its investments in the psychiatric sector. The Company sold two of its psychiatric properties in 1995 and continues to encourage each of the psychiatric operators to pursue financing alternatives which would enable them to acquire the properties and/or repay their borrowings from the Company, as the case may be. Subject to the rights of the holders of the Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, and any other preferred stock of the Company then outstanding, the Company expects to use the net proceeds of any future psychiatric property sales and/or psychiatric operator borrowing repayments to repay then outstanding inter-Group loans or other debt owed by the Psychiatric Group and to distribute all remaining net proceeds, if any, in cash or common stock to holders of Psychiatric Group Depositary Shares. The Company cannot be assured that the efforts of psychiatric operators to obtain alternative financing will be successful or, if successful, that the amounts of such financing would be sufficient to enable the Company to realize the carrying amounts of its psychiatric investments. The dividend on the Company's Psychiatric Group Depositary Shares is determined each quarter based upon the operating results of the Company's Psychiatric Group. Historically, the level of dividends of the Psychiatric Group have varied quarter-to-quarter. Any significant advance of additional funds to psychiatric hospital operators, modification of terms covering the rental or interest obligations of its psychiatric properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Company's Psychiatric Group results of operations and cash flows, as well as on the quarterly dividend payment on Psychiatric Group Depositary Shares. In addition to the foregoing, future operating results, cash flows and dividends of the Company's Psychiatric Group will be affected by changes in the level of additional rent and interest, interest rate adjustments on mortgage notes receivable, the amount of additional financial advisory fees and, to the extent necessary, various costs which might be incurred in an effort to protect, maintain and pursue alternatives for its psychiatric investments.

     For a fuller discussion of the restructuring of the Company's Psychiatric Group investments during 1996 and 1997 and certain issues facing the operators of the Company's Psychiatric Group Facilities, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Operating Results -- Future Operating Results" and "Management's Discussion and Analysis of Psychiatric Group Combined Financial Condition and Results of Operations -- Operating Results -- Future Operating Results" included elsewhere herein.

COMPETITION

     The Company competes with health care providers, real estate partnerships, other real estate investment trusts and other investors, including insurance companies and banks, generally in the acquisition, leasing and financing of health care facilities.

     Management of the Company believes that the single-tenant facilities in which it has invested (the "Single-Tenant Facilities") provide high quality health care services in their respective markets. The operators of the Single-Tenant Facilities compete on a local and regional basis with other operators of comparable facilities. They compete with independent operators as well as managers of multiple facilities, some of which are substantially larger and have greater resources than the operators of the Single-Tenant Facilities. Some of these competing facilities are operated for profit while others are owned by governmental agencies or tax-exempt, not-for-profit organizations. The Company believes that the Single-Tenant Facilities compete favorably with other health care facilities based upon many factors, including the services and specialties offered, quality of management, ease of access, reputation and the ability to attract competent physicians and maintain strong physician relationships.

     Management of the Company likewise believes that the multi-tenant medical office facilities in which it has invested (the "Multi-Tenant Facilities" and, together with the Single-Tenant Facilities, the "Facilities") are well-positioned in their markets. These Multi-Tenant Facilities compete with other medical office buildings for tenants based upon the amenities they offer and their proximity to acute care hospitals and other health care facilities.

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

GOVERNMENT REGULATIONS AND PAYOR ARRANGEMENTS

     Each of the Facilities is a health care related facility and the amount of additional rent or additional interest, if any, which is based on the lessee's or mortgagor's gross revenue, and the ability of the operators of the Facilities to meet their payment obligations to the Company, are in most cases subject to changes in the reimbursement policies of federal, state and local governments. In addition, the acquisition or construction of a health care facility is generally subject to state and local regulatory approval.

     The operators and tenants of most of the Facilities derive a substantial percentage of their total revenues from federal and state health care programs such as Medicare and Medicaid and from other third party payors such as private insurance companies, self-insured employers and health maintenance organizations. Such operators and tenants are also subject to extensive federal, state and local government regulation relating to their operations, and the Company's facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with mandated procedures, licensure requirements under state law and certification standards under the Medicare and Medicaid programs. A reduction in reimbursement levels under the Medicare or Medicaid programs, a reduction in reimbursement by other third party payors or an operator's or tenant's failure to maintain its certification under the Medicare or Medicaid programs could adversely affect revenues to the Facilities.

     In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses and the requirement that all businesses offer health insurance to their employees. In addition, Congress is considering various proposals relating to the Medicare and Medicaid programs, including a proposal to offer medical savings accounts in lieu of Medicare coverage (which has received Congressional approval for a pilot study) and a proposal to abandon the current Medicaid funding system in favor of federal block grants to states. The proposals adopted and under consideration by Congress are designed to reduce federal government spending on the Medicare and Medicaid programs. Accordingly, these proposed legislative changes could adversely affect revenues to the Facilities.

     On August 5, 1997, President Clinton signed into law the Balanced Budget Act of 1997 (the "Budget Act"), which reduces the projected amount of increase in Medicare spending by an estimated $115 billion and Medicaid spending by an estimated $13 billion over five years. The Budget Act contains reductions in payments for inpatient services, capital expenditures, graduate medical education, outpatient services, clinical laboratory services and physician services, and adopted a variety of changes to the Medicare and Medicaid programs, including (a) the adoption of the Medicare+Choice program, which expands Medicare beneficiaries' choices to include traditional Medicare fee-for-service, private fee-for-service, medical savings accounts, various managed care plans, and provider sponsored organizations, among others, (b) the reduction of reimbursement for various services to Medicare beneficiaries, (c) a freeze in hospital rates in 1998 and more limited annual increases in hospital rates for 1999 through 2002, (d) the adoption of a prospective pay system for skilled nursing facilities, home health agencies, hospital outpatient departments and rehabilitation hospitals, (e) the repeal of the Boren amendment in Medicaid so that states have the exclusive authority to determine provider rates, and (f) the reduction in Medicare disproportionate share payments to hospitals. The reductions on Medicare and Medicaid spending imposed by the Budget Act may have an adverse impact on the revenues of the Company's operators and the physicians who are tenants at the Company's medical office buildings. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Future Operating Results."

     Prior to the Budget Act's repeal of the Boren amendment, state Medicaid programs were required to pay hospitals and nursing facilities based on rates that were reasonable and adequate to meet the costs that must be incurred by efficiently and economically operated facilities in order to provide services in conformity with federal and state standards and to assure that patients retain reasonable access to medical services. After passage of the Budget Act, states need only publish the methodology used to develop the proposed rates, along with a justification for the methodology, and allow public comment. As a result of this change, states may be able to reduce their Medicaid reimbursement levels more easily, and the Company's operators may therefore experience reduced Medicaid payments.

     Health care operators are also subject to federal and state laws and regulations that govern financial and other arrangements between health care providers. These laws prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. The Budget Act strengthened these anti-fraud and abuse laws to provide for stiffer penalties for fraud and abuse violations.

     Acute Care Hospitals. Acute care hospitals are subject to extensive federal, state and local legislation and regulation. Acute care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. In certain states the construction, acquisition or lease of an acute care hospital may be subject to certificate of need review. Various licenses and permits also are required for narcotics, laboratories, pharmacies, radioactive materials and certain equipment. Each facility eligible for accreditation is accredited by the Joint Commission on Accreditation of Health Care Organizations. Accreditation is generally required for participation in government-sponsored provider programs, such as Medicare and Medicaid.

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

     The lessees and mortgagors of the Acute Care Hospitals, receive payments for patient care from the federal Medicare program for elderly and disabled patients, Medicaid and other state programs for medically indigent patients, private insurance carriers, employers, Blue Cross or Blue Shield plans, health maintenance organizations, preferred provider organizations and directly from patients.

     Medicare payments for most inpatient hospital services provided by acute care general hospitals are made under a "prospective payment system" ("PPS") under which a hospital is paid a prospectively determined rate per discharge. The PPS payment rate includes reimbursement for capital related costs. These rates vary according to a patient classification system that is based on clinical, diagnostic and other factors. The Budget Act imposed a freeze in Medicare rates for hospital services in 1998 and more limited annual increases in such rates for 1999 through 2002. Acute care hospitals are reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports and audits thereof by the Medicare fiscal intermediary. In general, payments made by Medicare are less than established charges for such services. Medicare payments may be delayed due to audits by Medicare fiscal intermediaries conducted under federal government regulations.

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

     Rehabilitation Hospitals. Rehabilitation hospitals are also subject to extensive federal, state and local legislation and regulation. Rehabilitation hospitals are subject to periodic inspections and licensure requirements and construction, acquisition or lease of such hospitals may be subject to certificate of need review. Medicare payments for inpatient rehabilitative services currently are based on reasonable operating cost, subject to a per discharge limitation. If a facility operates below the cost per discharge limitation, it will qualify for a bonus payment. If a facility operates above the cost per discharge limitation, it will be reimbursed solely to the extent of the limitation. The Budget Act altered the Medicare payment rules for rehabilitation hospitals effective October 1, 1997 to limit further reimbursable costs, reduce payment incentives for providers whose costs are below the discharge limitation, and reduce capital related payments. In addition, the Budget Act implemented a new payment system for rehabilitation services that will be phased in after October 1, 2000. Under the new system, payments to rehabilitation hospitals will be based on fixed rates per discharge that will vary according to the nature of the patient's condition. All Medicare inpatient and outpatient services currently are reimbursed at a tentative rate with final settlement determined after submission of annual cost reports and audits thereof by the Medicare fiscal intermediary. In general, payments made by Medicare are less than established charges for such services. Additionally, Medicare payments may be delayed due to audits by Medicare fiscal intermediaries under federal government regulations.

     Assisted Living Facilities. Assisted living facilities are subject to state and local legislation and regulation. Assisted living facilities are not currently regulated by the federal government. Assisted living facilities are subject to licensure requirements, and are surveyed on a regular basis to determine whether such facilities are in compliance with such licensure requirements and with the requirements for participation in the Medicaid program in the states where assisted living facilities are eligible for Medicaid reimbursement. The operators of the Company's Assisted Living Facilities primarily target the private pay sector of the assisted living services market, and generally do not target Medicaid patients for admission to their facilities. Private pay patients utilize private insurance sources for payment or use their income and savings to pay for care in assisted living facilities.

     Long-Term Acute Care Facilities. The development and operation of long-term acute care hospitals ("LTACs") are subject to federal, state and local licensure and certification laws that regulate, among other things, the services provided, distribution of pharmaceuticals, equipment, staffing requirements, operating policies, fire prevention and compliance with building codes. LTACs are designated long stay, acute hospitals by the Health Care Financing Administration ("HCFA"). Medicare payments for LTAC services are based on reasonable operating costs, subject to a per discharge limitation. The Budget Act also altered the Medicare payment rules for LTACs to limit future reimbursable costs, reduce payment incentives for providers whose costs are below the discharge limitation, and reduce capital related payments. In order to qualify for exemption from the prospective payment system, LTACs are required to maintain an average length of stay of at least 25 days.

     Skilled Nursing Facilities. Skilled nursing facilities are also subject to extensive federal, state and local legislation and regulation. Construction, acquisition or lease of skilled nursing facilities may also be subject to certificate of need review. Skilled nursing facilities are subject to licensure requirements, and are surveyed on a regular basis to determine whether such facilities are in compliance with the requirements for participation in the Medicare and Medicaid programs. Medicare provides coverage for beneficiaries who require skilled nursing and certain related medical services, such as physical, occupational and speech therapy, pharmaceuticals, medical supplies and ancillary, diagnostic and other necessary services of the type provided by skilled nursing facilities. Medicare benefits are not available for patients requiring intermediate and custodial levels of care. The Budget Act established a prospective payment system for skilled nursing facilities that goes into effect on July 1, 1998. During the first three years of the new system, the per diem rates for skilled nursing facilities (other than new facilities) will be based on a blend of facility-specific costs and federal costs. Thereafter, the per diem rates for skilled nursing services will be based solely on federal costs. Per diem rates for skilled nursing facilities first receiving Medicare payments on or after October 1, 1995 will be based solely on federal costs. The payments received under the new prospective payment system will cover all services for Medicare patients, including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered drugs. Capital costs will also be included in the prospective payment per diem rates. Although Medicaid programs vary from state to state, reimbursement rates for skilled nursing services are typically determined by the state from cost reports filed annually by each facility, on a prospective or retrospective basis. Under most state Medicaid programs, individual facilities are reimbursed on a prospective rate system, subject to retroactive adjustment. Under a prospective system, per diem rates are established based upon certain historical costs of providing services during the prior year, adjusted to reflect factors such as inflation and any additional services required to be performed. Providers must accept reimbursement from Medicaid as payment in full for the services rendered.

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

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

                   NAME                     AGE                    OFFICE
                   ----                     ---                    ------
Joseph P. Sullivan........................   55  Chairman of the Board of Directors,
                                                 President and Chief Executive Officer
Michael J. McGee..........................   42  Senior Vice President, Chief Financial
                                                 Officer and Treasurer
Steven A. Roseman.........................   39  Senior Vice President, General Counsel and
                                                 Secretary
C. Gregory Schonert.......................   43  Senior Vice President and Chief
                                                 Development Officer
Thomas T. Schleck.........................   50  Senior Vice President and Chief Investment
                                                 Officer

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

     MICHAEL J. MCGEE -- Mr. McGee has been Senior Vice President and Chief Financial Officer of the Company since January 1996, has served as Treasurer of the Company since August 1995 and previously served as Controller of the Company from November 1989 to February 1998. Mr. McGee was a certified public accountant with Arthur Andersen LLP from 1977 to November 1989.

     STEVEN A. ROSEMAN -- Mr. Roseman has been Senior Vice President, General Counsel and Secretary of the Company since July 1997. Prior to that Mr. Roseman had established his own legal practice, and from April 1995 to August 1996 he was Vice President Business Affairs Worldwide Pay Television for Paramount Pictures Corporation. From September 1983 to April 1995 he was with the law firm of Ervin, Cohen & Jessup, Beverly Hills, California and was a partner in that firm's tax and real estate department.

     C. GREGORY SCHONERT -- Mr. Schonert has been Senior Vice President and Chief Development Officer of the Company since April 1988. Prior to that Mr. Schonert was Assistance Administrator of Marketing and Planning at St. Joseph's Hospital, Houston, Texas from February 1987. From September 1985 until February 1987, Mr. Schonert was a Manager in the Corporate Development Department of AMI.

     THOMAS T. SCHLECK -- Mr. Schleck has been Senior Vice President and Chief Investment Officer of the Company since April 1996. Prior to that Mr. Schleck was a Managing Director/Partner of Covington Group, LC from July 1994 to April 1996, and from October 1988 to May 1994 he was Chief Financial Officer and Treasurer of EPIC Healthcare Group, Inc. From March 1982 to October 1988, Mr. Schleck was Corporate Vice President/Treasurer of AMI, and prior to that, he held various positions in health care lending with Bank of America NT&SA from June 1970 to March 1982.

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

                                                                  PSYCHIATRIC GROUP DEPOSITARY
                                           COMMON STOCK                      SHARES
                                     -------------------------    ----------------------------
                                                     DIVIDENDS                      DIVIDENDS
              QUARTER                HIGH    LOW     DECLARED     HIGH      LOW      DECLARED
              -------                ----    ----    ---------    -----    -----    ----------
1997
4th................................  $28     $24      $.5450      $ 17     $ 14 3/4    $.62
3rd................................   25 15/16  24 7/16   .5250     18 7/8   14 3/4     .62
2nd................................   26 3/8  23       .5250        19 3/8   16 1/2     .63
1st................................   26      22 7/8   .5250        19 5/8   15 1/2     .75

1996
4th................................  $24 3/8 $21 1/8  $.5250      $ 16 5/8 $ 14        $.80
3rd................................   23 1/8  20 5/8   .5050        16 1/8   12 3/4     .65
2nd................................   22 3/4  20 1/2   .5050        17 1/2   14 1/4     .65
1st................................   23 7/8  21 1/2   .5050        17 1/2   14 1/4     .70

     As of March 13, 1998, the reported high and low sales prices (i) for the Company's Common Stock for 1998 were $29 and $26, respectively, and (ii) for the Company's Psychiatric Group Depositary Shares for 1998 were $18 and $14 5/8, respectively. As of March 13, 1998, there were approximately (i) 3,964 holders of record and 23,965,255 shares outstanding of the Company's Common Stock, and
(ii) 3,094 holders of record and 2,083,931 shares outstanding of the Company's Psychiatric Group Depositary Shares.

     In general, dividends on the Company's Common Stock and Psychiatric Group Stock are limited by the Company's unsecured revolving credit agreement to 95% of cash flow available for debt service, less interest expense, plus gains on asset dispositions and certain proceeds from the disposition of Psychiatric Group assets after the repayment of Psychiatric Group indebtedness ("PG Excess Proceeds"). Dividends or other distributions paid out of PG Excess Proceeds will be available only for the Psychiatric Group Stock and the Company's Series B Preferred Stock, and will be limited to $30 million in the aggregate and $15 million in any calendar year.

     The Certificate of Designation for the Series B Preferred Stock prohibits the Company from redeeming or declaring a dividend on the Common Stock or the Psychiatric Group Depositary Shares unless all cumulative dividends with respect to the Series B Preferred Stock have been paid or funds have been set apart for the payment of such dividends.

     The Company expects that quarterly dividends on the Common Stock and the Psychiatric Group Stock in the future will be based primarily upon the funds from operations attributable to the Core Group and the Psychiatric Group, respectively, after the payment of dividends on the Series B Preferred Stock. Specifically, the Company expects to maintain the Common Stock dividend payout ratio at less than 90% of annual funds from operations attributable to the Core Group and the Psychiatric Group Stock dividend payout ratio (excluding distributions out of PG Excess Proceeds) at less than 95% of annual funds from operations attributable to the Psychiatric Group.

     In addition, the Company expects to use the net proceeds from the disposition of the Psychiatric Group assets initially to repay then outstanding inter-Group loans or other debt owed by the Psychiatric Group. Subject to the rights of holders of the Series B Preferred Stock, the Company intends to distribute all remaining net proceeds, if any, to holders of Psychiatric Group Stock by dividend, tender offer, open market or privately negotiated repurchases or otherwise (in cash, or in Common Stock valued at a ten trading day average market value prior to the time of the distribution).

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

     Dividends on the Common Stock and the Psychiatric Group Stock will be limited to the available dividend amount attributable to the Core Group and the Psychiatric Group, respectively. The available dividend amount is similar to the amount that would be legally available under Delaware law for the payment of dividends by the Core Group or the Psychiatric Group, as the case may be, if such Group were a separate Delaware corporation. There can be no assurance that there will be an available dividend amount with respect to either Group. As of December 31, 1997, the available dividend amount attributable to the Core Group, after payment of dividends on the Series B Preferred Stock, and the Psychiatric Group as of that date was at least $277.3 million and $36.7 million, respectively. All dividends on the Series B Preferred Stock and Common Stock will be deemed to be out of the Core Group's funds and all dividends on Psychiatric Group Stock will be deemed to be out of the Psychiatric Group's funds.

     Dividends on Series B Preferred Stock, the Common Stock and the Psychiatric Group Stock will be further limited to the amount of funds of the Company legally available under Delaware law for the payment of dividends by the Company on its capital stock. As of December 31, 1997, the funds of the Company legally available for the payment of dividends would have been at least $314.0 million. Payments of dividends on any of the Series B Preferred Stock, the Common Stock or the Psychiatric Group Stock will decrease the amount of funds legally available for the payment of dividends on the Series B Preferred Stock, the Common Stock and the Psychiatric Group Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     Set forth below for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 are (a) selected consolidated financial data with respect to the Company,
(b) selected combined financial data for the Core Group, and (c) selected combined financial data for the Psychiatric Group. The selected financial data should be read in conjunction with the Consolidated, Core Group Combined and Psychiatric Group Combined Financial Statements and accompanying Notes included elsewhere herein.

                                                            CONSOLIDATED
                                                      YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
Revenues............................  $ 93,465    $ 88,924    $ 91,230    $ 87,027    $ 81,523
Income before extraordinary item
  attributable to Core Group Common
  Stock and Psychiatric Group
  Depositary Shares(1)(2)...........  $ 36,636    $ 44,379    $ 42,381    $  9,693    $ 50,987
Cash flows from operating
  activities........................  $ 70,156    $ 61,241    $ 57,471    $ 54,984    $ 45,884
Total assets........................  $690,572    $577,882    $586,316    $579,503    $614,453
Total debt..........................  $243,813    $207,101    $207,378    $245,663    $245,423
Stockholders' equity................  $414,961    $345,139    $353,060    $307,501    $343,303

                                                             CORE GROUP
                                                      YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                      --------    --------    --------    --------    --------
                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues............................  $ 86,302    $ 81,429    $ 82,913    $ 75,680    $ 73,036
Income before extraordinary item
  attributable to common
  shares(1).........................  $ 42,554    $ 38,800    $ 36,107    $ 32,548    $ 48,616
Basic per share amounts(3)(4)
Income before extraordinary item
  attributable to common
  shares(1).........................  $   1.81    $   1.65    $   1.69    $   1.56    $   2.58
Weighted average common shares......    23,505      23,453      21,356      20,835      18,838
Diluted per share amounts(3)(4)
Income before extraordinary item
  attributable to common
  shares(1).........................  $   1.80    $   1.65    $   1.69    $   1.56    $   2.57
Weighted average common shares and
  dilutive potential common
  shares............................    23,703      23,558      21,421      20,881      18,888
Cash flows from operating
  activities........................  $ 63,822    $ 54,841    $ 50,413    $ 46,258    $ 41,276
Dividends declared per common
  share(3)..........................  $   2.12    $   2.04    $   1.99    $   1.88    $   1.91
Total assets........................  $652,132    $527,979    $536,199    $528,686    $532,461
Total attributed debt...............  $243,813    $207,101    $207,378    $245,663    $245,423
Total attributed equity.............  $378,268    $297,176    $304,947    $259,199    $263,832

                                                         PSYCHIATRIC GROUP
                                                      YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                      --------    --------    --------    --------    --------
                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues............................  $  8,716    $  9,174    $ 10,346    $ 15,388    $ 15,317
Net income (loss)(2)................  $ (5,918)   $  5,579    $  6,274    $(22,855)   $  2,371
Basic per share amounts(3)(4)
Net income (loss)(2)................  $  (2.84)   $   2.68    $   3.01    $ (10.97)   $   1.26
Weighted average depositary
  shares............................     2,084       2,084       2,086       2,084       1,884
Diluted per share amounts(3)(4)
Net income (loss)(2)................  $  (2.84)   $   2.67    $   3.00    $ (10.97)   $   1.26
Weighted average depositary shares
  and dilutive potential depositary
  shares............................     2,084       2,093       2,091       2,084       1,889
Cash flows from operating
  activities........................  $  6,334    $  6,400    $  7,058    $  8,726    $  4,608
Dividends declared per depositary
  share(3)..........................  $   2.62    $   2.80    $   3.20    $   4.16    $   3.36
Total assets........................  $ 50,994    $ 63,261    $ 64,555    $ 80,245    $116,820
Total attributed debt...............  $ 12,554    $ 13,358    $ 14,438    $ 29,428    $ 34,828
Total attributed equity.............  $ 36,693    $ 47,963    $ 48,113    $ 48,302    $ 79,471

---------------
(1) Includes gain of $19.7 million in 1993 on the sale of a property.

(2) Includes write-downs of $11 million and $30 million in 1997 and 1994, respectively relating to Psychiatric Group real estate investments and notes receivable.

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

(4) At the end of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," and restated prior period per share amounts as required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Following is a discussion of the consolidated financial condition and results of operations of the Company, which should be read in conjunction with the consolidated financial statements and accompanying notes. For discussions of the financial condition and results of operations of the Core Group and the Psychiatric Group, see the management's discussion and analysis of financial condition and results of operations of the Core Group and the Psychiatric Group included elsewhere herein.

     Factors Regarding Future Results and Forward-Looking Statements. This report includes and incorporates by reference statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this report, including without limitation statements regarding rent or interest to be received from the Company's operators and tenants, plans with respect to individual facilities, expectations with respect to the specific terms and renewals of leases of the Company's facilities, the Company's anticipated dividend payout ratios, the Company's liquidity position, projected expenses associated with maintaining individual properties, the Company's ability to realize the recorded amounts of its investments and the potential effect of new or existing regulations on the operations conducted at the Company's facilities, are forward-looking statements. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

     Certain factors that could cause actual results to differ materially from those expected include, among others: the financial success of the operations conducted at the Company's facilities and the financial strength of the operators and tenants of such facilities, the continuing ability of operators and tenants to meet their obligations to the Company under existing or restructured agreements, changes in operators or ownership of operators, the viability of alternative uses for the Company's properties when necessary, changes in government policy relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' and tenants' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third-party payors, lower occupancy levels at the Company's facilities, a downturn in market lease rates for medical office space, higher than expected costs associated with the maintenance and operation of the Company's medical office/clinic facilities, higher than expected turnover at the Company's medical office/clinic facilities, demand for the services provided at the Company's facilities, the strength and financial resources of the Company's competitors, the availability and cost of capital, the Company's ability to make additional real estate investments at attractive yields and changes in tax laws and regulations affecting real estate investment trusts. For a further discussion of such factors, see "-- Future Operating Results" herein.

     Distribution of Psychiatric Group Depositary Shares On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its common stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of common stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock. The Distribution was designed to separate the economic attributes of the Company's investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living, Alzheimer's care and medical office/clinic facilities (the Core Group) and its investments in psychiatric hospitals (the Psychiatric Group) into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. In connection with the Distribution, the Company specifically assigned or, if not directly assigned, allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Core Group. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, are attributed to the Company's Core Group for financial accounting and reporting purposes. The Series B Depositary Shares, and the Series B Preferred Stock represented thereby, rank senior to the Company's Core Group Common Stock and its Psychiatric Group Depositary Shares with respect to dividend payments and liquidation rights. Attribution of the components of the Company's capital structure to its Core Group and Psychiatric Group for financial accounting and reporting purposes does not affect the legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock, Series B Depositary Shares or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

OPERATING RESULTS

  1997 Compared to 1996

     In 1997, the Company reported net income before extraordinary item attributable to Core Group Common Stock and Psychiatric Group Depositary Shares of $36,636,000, which included an impairment loss on psychiatric investments of ($11,000,000), compared with $44,379,000 in 1996. An extraordinary loss on debt prepayment of ($11,427,000) was reported in 1997. The Company reported net income attributable to Core Group Common Stock and Psychiatric Group Depositary Shares of $25,209,000 in 1997 compared with $44,379,000 in 1996. See the
Consolidated Statements of Operations for the comparative gross and per share amounts attributable to the Core Group Common Stock and the Psychiatric Group Depositary Shares.

     Rental income was $72,237,000 in 1997, an increase of $2,749,000 or 4% from $69,488,000 in 1996. This increase was primarily attributable to rental income from new Core Group properties acquired subsequent to the first quarter of 1996. These property additions also resulted in an increase in depreciation and amortization expense of $888,000 or 6% to $15,904,000 in 1997 compared with $15,016,000 in 1996.

     Mortgage interest income was $6,289,000 in 1997, an increase of $309,000 or 5% from $5,980,000 in 1996. This increase was primarily attributable to the funding of a mortgage note receivable during 1997.

     Additional rental and interest income was $12,498,000 in 1997, a net increase of $156,000 or 1% from $12,342,000 in 1996. This net increase was attributable to increases in additional rent of $143,000 from acute care properties, $91,000 from rehabilitation properties and $69,000 from long-term care properties, partially offset by a $146,000 decrease in additional rent and interest from psychiatric properties.

     Other property income of $187,000 in 1997 represents property operating expense reimbursements from medical office/clinic facility tenants.

     Other interest income increased $1,140,000 or 102% to $2,254,000 in 1997 from $1,114,000 in 1996. The increase in other interest income in 1997 was primarily attributable to higher investable cash balances, partially offset by a lower average balance of direct financing leases and a lower average balance of interest-earning borrowings outstanding under revolving credit facilities provided to a psychiatric hospital operator in 1997. Investable cash balances were significantly higher during the first quarter of 1997 due to the temporary investment of a portion of the proceeds of a public debt offering in late January 1997 until used to prepay the Company's private placement debt in late February 1997 after the prepayment notice period had expired. In addition, the temporary investment of a portion of the proceeds of a preferred equity offering in October 1997 resulted in significantly higher investable cash balances during the fourth quarter of 1997.

     Property operating expense was $524,000 in 1997, an increase of $480,000 from $44,000 in 1996. Approximately $290,000 of this increase was attributable to operating expenses of medical office/clinic facilities acquired during 1997 and $190,000 was attributable to costs related to the protection and maintenance of a psychiatric property in Florida, incurred after the hospital operator ceased hospital operations during the second quarter of 1997.

     Interest expense was $19,659,000 in 1997, a decrease of $2,183,000 or 10% from $21,842,000 in 1996. The decrease in interest expense was primarily attributable to a lower weighted average effective interest rate on long-term debt during 1997, partially offset by a higher amount of long-term debt and a lower amount of capitalized interest in 1997. In late January 1997, the Company sold $220 million of publicly-traded unsecured senior notes with a weighted average effective interest rate of approximately 7.56%. The Company used the proceeds of this offering to pay off the borrowings under its bank credit facility outstanding at the time and to prepay $152 million of 11.03% private placement debt in late February 1997 prior to its scheduled maturity, incurring an extraordinary charge in the first quarter of 1997 of $11,427,000.

     General and administrative expenses were $8,000,000 in 1997, an increase of $573,000 or 8% from $7,427,000 in 1996. This variation was primarily attributable to hiring of additional personnel, higher compensation and benefits expense and an increase in travel expense, partially offset by a reduction in director's fees and expenses, legal costs and shareholder reporting costs.

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

     General and administrative expenses were $7,427,000 in 1996, an increase of $631,000 or 9% from $6,796,000 in 1995. This increase was primarily attributable to higher shareholder reporting costs as a result of the Distribution, higher financial advisory services provided primarily by an investment banking firm which included supplemental monitoring of the performance of the Company's psychiatric properties and assistance in addressing operational and cash flow difficulties of certain operators of the psychiatric properties and higher travel and legal costs. In addition, stock incentive expense was lower in 1995 due to the reversal of a significant amount of such expense upon termination of two officers.

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

     The nature of health care delivery in the United States continues to undergo change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed and passed by both Houses of Congress. These plans generally include revisions to and limits on Medicare and federal programs providing Medicaid reimbursement to state health care programs and has had and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Balanced Budget Act of 1997 contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in Medicare spending by an estimated $115 billion and Medicaid spending by an estimated $13 billion over five years. In addition, the Budget Act repealed certain limits on states' ability to reduce their Medicaid reimbursement levels. See "Business -- Government Regulation and Payor Arrangements" herein. The Budget Act has the potential to reduce significantly federal spending on health care services provided at each of the Company's facilities and provided by the physician tenants of the Company's medical office/clinics facilities, and to affect revenues of the Company's operators and tenants adversely. In particular, the Budget Act's limitations on reimbursable costs and reductions in payment incentives and capital related payments, as well as the change toward a prospective payment system, may have a material adverse effect on operator revenues at the Company's rehabilitation hospitals, LTACs, and psychiatric hospitals. The Budget Act's freeze on acute care hospital reimbursement rates may also have an adverse effect on the operator revenues at the Company's acute care hospitals. In addition, the prospective payment system imposed by the Budget Act on the operators of the Company's skilled nursing facilities may have a material adverse effect on the operator revenues at such facilities if the operators are unable to effectively respond to the financial incentives provided by the prospective payment system. The Company cannot be assured that the changes effected by the Budget Act will not have a material adverse effect on the Company's financial condition or results of operation.

     The Company's Board and management are monitoring the effect of the Budget Act on the Company's facilities and potential changes to reimbursement programs closely. The Company believes that the changes effected by the Budget Act and changes proposed at the federal and state level may pose risks for certain institutions that are unwilling or unable to respond. At the same time, the Company believes that this changing health care environment will provide the Core Group with new opportunities for investment.

     The ongoing changes in the health care industry include trends toward shorter lengths of hospital stay, increased use of outpatient services, increased federal, state and third-party oversight of health care company operations and business practices, and increased demand for discounted or capitated health care services (delivery of services at a fixed price per capita basis to a defined group of covered parties). Furthermore, federal, state and third-party payors continue to propose and adopt various cost containment measures that restrict the scope of reimbursable health care services and limit increases in reimbursement rates for such services. Payors also are continuing to enforce compliance with program requirements aggressively and to pursue providers that they believe have not complied with such requirements. Outpatient business is expected to increase as advances in medical technologies allow more procedures to be performed on an outpatient basis and as payors continue to direct more patients from inpatient care to outpatient care. In addition, the entrance of insurance companies into managed care programs is accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of health care services that are reimbursed under the Medicare and Medicaid programs continues to increase as the population ages and as states expand their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength. As a result of the foregoing, the revenues and margins may decrease at the Company's facilities.

     Notwithstanding the potential for increasing government regulation, the Company believes that health care will continue to be delivered on a local and regional basis and that well-managed, high-quality, cost-controlled facilities will continue to be an integral part of local and regional health care delivery systems. The Company also believes that certain acute care hospitals will need to reconfigure or expand existing facilities or to affiliate themselves with other providers so as to become part of comprehensive and cost-effective health care systems. Such systems likely will include lower cost treatment settings, such as ambulatory care clinics, outpatient surgery centers, skilled nursing facilities and medical office/clinic facilities. In general, the Core Group facilities are part of local or regional health care delivery systems or are in the process of becoming integrated into such systems.

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

     Aggregate revenues from five leases maturing in February 1999 accounted for 38% of the Company's total revenues in 1997. Four of these properties are leased to subsidiaries of AMI and the other property is leased to a subsidiary of Columbia/HCA Healthcare Corporation (Columbia). Each such lease grants the operator options, exercisable on not less than six months notice, to extend the term of the lease for eight consecutive five-year renewal terms. Base and additional rent during the first three to four extended terms would be on the same terms and conditions as the current initial term. Minimum rent during the final four to five extended terms would be fair market rental but without separate additional rent. Each lease also grants the operator options, exercisable on not less than six months notice, to purchase the leased property at fair market value at the expiration of any term of the lease. If these leases are not renewed and the current operators do not exercise their options to purchase the properties, the Company will be required to seek new operators for the properties. Based on various factors, including an assessment of the operational and financial performance of the tenant hospitals, management of the Company currently believes that exercise of the lease renewal options for these facilities by AMI and Columbia is the most likely outcome, however, until actual notice of exercise is received, such an outcome is not certain.

     Fundamental changes in the psychiatric industry continue to impact negatively the facility-specific operating cash flow at the Company's psychiatric properties. Institutions responsible for the reimbursement of care provided to patients who use inpatient psychiatric treatment services have directed efforts toward decreasing their payments for such services, thereby reducing hospital operating revenues. Some cost-cutting measures used by such institutions include decreasing the inpatient length of stay, intensively reviewing utilization, directing patients from inpatient care to outpatient care and negotiating reduced reimbursement rates for services. The wider use of psychotropic drugs also has resulted in significant declines in the average length of stay. In addition, aggressive program compliance enforcement and increased scrutiny of past and current billing practices has resulted in the filing of lawsuits against some providers and significant negative publicity which has further exacerbated the financial and operational difficulties of providers. Although the operators of the psychiatric hospitals are responding by increasing case management, developing lower cost outpatient and daypatient programs and reducing operating costs, their efforts are generally not consistently mitigating the negative impact of these fundamental psychiatric industry changes. As a result, certain of the psychiatric hospital operators have not consistently met their contractual payment obligations to the Company as scheduled and the Company cannot be assured that psychiatric hospital operators will be able to meet such payment obligations in the future.

     In general, the operators of the Psychiatric Group's properties have very limited access to financing for their operating and capital needs. To the extent the psychiatric hospitals have increased working capital needs in the future, the Company may be the only source of such financing.

     The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant impairment losses on psychiatric investments and the periodic restructuring of psychiatric operator payment obligations. In 1995, the Company restructured the leases covering its two psychiatric properties in Florida, and during 1996, provided for the partial deferral of rental and interest obligations related to one of these properties and the partial deferral of rental obligations of its psychiatric property in Illinois. The Company recorded an $11 million charge in the first quarter of 1997 for impairment of the carrying value of its two psychiatric investments in Florida. Later in 1997, the owner of one of the Florida hospitals ceased operations and a restructuring of the other Florida hospital's obligations to the Company was completed. The initial lease term of the psychiatric property in Illinois, originally scheduled to expire in December 1997, was extended until March 31, 1998. In addition, the $2,500,000 balance outstanding under a revolving credit agreement provided to the operator of the Illinois property matured June 30, 1997, and, although the operator has continued to make interest payments, the principal balance remains past due. Negotiations with the existing operator for renewal of the current lease and extension or repayment of the revolving credit agreement are continuing.

     Although management currently believes that the recorded investments in the psychiatric hospitals are realizable, if the psychiatric operators are unable to adapt to the fundamental ongoing changes in the psychiatric industry successfully and consistently mitigate the negative impact of the ongoing changes on their financial performance, the Company may be required to restructure payment obligations further, identify alternative operators, pursue alternative uses for or dispositions of the properties and/or recognize additional impairment losses on its psychiatric investments. If the Company is required to take any of these actions, various costs are likely to be incurred by the Company in an effort to protect, maintain and pursue alternatives for its investments. The Company does not currently intend to make new investments in the psychiatric sector, and over time, may sell, restructure or seek other means to reduce its investments in the psychiatric sector. The Company sold two of its psychiatric properties in 1995 and continues to encourage each of the psychiatric operators to pursue financing alternatives which would enable them to acquire the properties and/or repay their borrowings from the Company, as the case may be. Subject to the rights of the holders of the Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, and any other preferred stock of the Company then outstanding, the Company expects to use the net proceeds of any future psychiatric property sales and/or psychiatric operator borrowing repayments to repay then outstanding inter-Group loans or other debt owed by the Psychiatric Group and to distribute all remaining net proceeds, if any, in cash or common stock to holders of Psychiatric Group Depositary Shares. The Company cannot be assured that the efforts of psychiatric operators to obtain alternative financing will be successful or, if successful, that the amounts of such financing would be sufficient to enable the Company to realize the carrying amounts of its psychiatric investments.

     The dividend on the Company's Psychiatric Group Depositary Shares is determined each quarter based upon the operating results of the Company's Psychiatric Group. Historically, the level of dividends of the Psychiatric Group have varied quarter-to-quarter. Any significant advance of additional funds to psychiatric hospital operators, modification of terms covering the rental or interest obligations of its psychiatric properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Company's Psychiatric Group results of operations and cash flows, as well as on the quarterly dividend payment on Psychiatric Group Depositary Shares. In addition to the foregoing, future operating results, cash flows and dividends of the Company's Psychiatric Group will be affected by changes in the level of additional rent and interest, interest rate adjustments on mortgage notes receivable, the amount of additional financial advisory fees and, to the extent necessary, various costs which might be incurred in an effort to protect, maintain and pursue alternatives for its psychiatric investments.

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

     Many existing information systems currently record years in a two-digit format and will be unable to properly interpret dates beyond the year 1999 which could lead to business disruptions (the Year 2000 Issue). The Company has completed a preliminary assessment of its internal information systems with respect to the

Year 2000 Issue, does not expect the costs of remediation of its internal information systems to be material and does not expect the Year 2000 Issue, as it relates to the Company's internal information systems, to have a material impact on the Company's future operations or financial results. However, the Company's future operations could be disrupted and/or its financial results could be negatively impacted by the Year 2000 Issue if the Company's lessees and borrowers do not adequately address the Year 2000 Issue with respect to their information systems. As health care providers, the Company's lessees and borrowers generally rely extensively on information systems, including systems for capturing patient and cost information and for billing and collecting reimbursement for health care services provided. Furthermore, the Company's lessees and borrowers likewise are dependent on a variety of third-parties who must also adequately address the Year 2000 Issue, including private and government payors. Although, the Company believes that its lessees and borrowers are generally addressing their Year 2000 Issues, it is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such lessees and borrowers. Furthermore, it is not possible for the Company to determine or be assured that the various payors and other third-parties upon which the Company's lessees and borrowers are dependent for reimbursement and information will accomplish adequate remediation of their Year 2000 Issues. Accordingly, although the Company believes that the impact and costs of the Year 2000 Issue, as it relates to its internal information systems, will not be material, the Company cannot be assured that the Year 2000 Issues of its lessees and borrowers, and the third-parties upon which they are dependent, will not have a material impact on the Company's future operations and/or financial results.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 19, 1998, the Company had a remaining commitment of approximately $11.3 million to fund the development of two skilled nursing facilities. In addition, the Company had a $35 million forward funding commitment to develop up to five assisted living facilities to be managed by an experienced operator of assisted living facilities. Approximately $1.3 million has been funded under this commitment to commence development of two facilities having total development costs of approximately $10 million. The Company has a similar commitment of $22.5 million to develop up to 11 Alzheimer's care facilities to be managed by an experienced operator of Alzheimer's care facilities. The Company also has agreed to provide $9.4 million of real estate financing to an experienced operator of long-term acute care facilities for which there are currently no identified projects.

     The Company has continued to increase its liquidity and enhance its financial flexibility. In January 1997, the Company completed a $220 million public unsecured debt offering, issuing $100 million of five-year senior notes and $120 million of ten-year senior notes. The Company used the net proceeds to pay off all outstanding borrowings under its bank credit facility at the time and to prepay all of its $152 million of outstanding private placement debt in late February 1997. In October 1997, the Company completed a $100 million preferred equity offering and used the net proceeds to pay off all outstanding borrowings under its bank credit facility at the time and used the remaining proceeds to fund Core Group investments. In December 1997, the Company closed on a new $250 million unsecured revolving bank credit facility which matures on December 31, 2000. In February 1998, the Company completed an offering of 353,201 additional shares of Core Group Common Stock resulting in net proceeds of approximately $9.5 million. As of March 19, 1998, the Company had $15 million of outstanding borrowings under its $250 million bank credit facility and had $1.5 million in cash and short-term investments. The Company's total indebtedness as of March 19, 1998 was $258.8 million. The Company expects to utilize its bank credit facility to fund its future Core Group acquisitions and its other commitments. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP COMBINED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following is a discussion of the combined financial condition and results of operations of the Core Group, which should be read in conjunction with (a) the combined financial statements and accompanying notes of the Core Group and
(b) management's discussion and analysis of financial condition and results of operations and the financial statements and accompanying notes of the Company and the Psychiatric Group included elsewhere herein.

     Factors Regarding Future Results and Forward-Looking Statements. This report includes and incorporates by reference statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this report, including without limitation statements regarding rent or interest to be received from the Company's operators and tenants, plans with respect to individual facilities, expectations with respect to the specific terms and renewals of leases of the Company's facilities, the Company's anticipated dividend payout ratios, the Company's liquidity position, projected expenses associated with maintaining individual properties, the Company's ability to realize the recorded amounts of its investments and the potential effect of new or existing regulations on the operations conducted at the Company's facilities, are forward-looking statements. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

     Certain factors that could cause actual results to differ materially from those expected include, among others: the financial success of the operations conducted at the Company's facilities and the financial strength of the operators and tenants of such facilities, the continuing ability of operators and tenants to meet their obligations to the Company under existing or restructured agreements, changes in operators or ownership of operators, the viability of alternative uses for the Company's properties when necessary, changes in government policy relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' and tenants' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third-party payors, lower occupancy levels at the Company's facilities, a downturn in market lease rates for medical office space, higher than expected costs associated with the maintenance and operation of the Company's medical office/clinic facilities, higher than expected turnover at the Company's medical office/clinic facilities, demand for the services provided at the Company's facilities, the strength and financial resources of the Company's competitors, the availability and cost of capital, the Company's ability to make additional real estate investments at attractive yields and changes in tax laws and regulations affecting real estate investment trusts. For a further discussion of such factors, see "-- Future Operating Results" herein.

OPERATING RESULTS

  1997 Compared to 1996

     In 1997, the Core Group reported net income before extraordinary item attributable to Core Group Common Stock of $42,554,000, or $1.80 per share on a diluted basis, an increase of $3,754,000 or 10% compared with $38,800,000, or $1.65 per share on a diluted basis, in 1996. An extraordinary loss on debt prepayment of ($11,427,000), or ($.49) per share on a diluted basis, was reported in 1997. The Core Group reported net income attributable to Core Group Common Stock of $31,127,000, or $1.31 per share on a diluted basis, in 1997 compared with $38,800,000, or $1.65 per share on a diluted basis, in 1996.

     Rental income was $70,604,000 in 1997, an increase of $3,105,000 or 5% from $67,499,000 in 1996. This increase was primarily attributable to rental income from new properties acquired subsequent to the first quarter of 1996. These property additions also resulted in an increase in depreciation and amortization expense of $881,000 or 6% to $15,153,000 in 1997 compared with $14,272,000 in 1996.

     Mortgage interest income of $217,000 in 1997 was attributable to the funding of a mortgage note receivable during 1997.

     Additional rental income was $11,833,000 in 1997, an increase of $303,000 or 3% from $11,530,000 in 1996. This increase was attributable to increases in additional rent of $143,000 from acute care properties, $91,000 from rehabilitation properties and $69,000 from long-term care properties.

     Other property income of $187,000 in 1997 represents property operating expense reimbursements from medical office/clinic facility tenants.

     Other interest income increased $1,187,000 or 165% to $1,908,000 in 1997 from $721,000 in 1996. The increase in other interest income in 1997 was primarily attributable to higher investable cash balances, partially offset by a lower average balance of direct financing leases. Investable cash balances were significantly higher during the first quarter of 1997 due to the temporary investment of a portion of the proceeds of a public debt offering in late January 1997 until used to prepay the Company's private placement debt in late February 1997 after the prepayment notice period had expired. In addition, the temporary investment of a portion of the proceeds of a preferred equity offering in October 1997 resulted in significantly higher investable cash balances during the fourth quarter of 1997.

     Interest income on inter-Group loans to the Psychiatric Group was $1,553,000 in 1997, a decrease of $126,000 or 8% from $1,679,000 in 1996. This decrease reflects a lower average balance outstanding on loans to the Psychiatric Group as a result of repayments by the Psychiatric Group from its available undistributed cash flow.

     Property operating expense was $334,000 in 1997, an increase of $290,000 from $44,000 in 1996. This increase was attributable to operating expenses associated with investments in medical office/clinic facilities during 1997.

     Interest expense was $19,659,000 in 1997, a decrease of $2,183,000 or 10% from $21,842,000 in 1996. The decrease in interest expense was primarily attributable to a lower weighted average effective interest rate on long-term debt during 1997, partially offset by a higher amount of long-term debt and a lower amount of capitalized interest in 1997. In late January 1997, the Company sold $220 million of publicly-traded unsecured senior notes with a weighted average effective interest rate of approximately 7.56%. The Company used the proceeds of this offering to pay off the borrowings under its bank credit facility outstanding at the time and to prepay $152 million of 11.03% private placement debt in late February 1997 prior to its scheduled maturity, incurring an extraordinary charge in the first quarter of 1997 of $11,427,000.

     General and administrative expenses were $6,860,000 in 1997, an increase of $605,000 or 10% from $6,255,000 in 1996. This variation was attributable to an increase in the Company's consolidated general and administrative expenses which are allocated between the Core Group and Psychiatric Group primarily based on revenues, and an increase in Core Group revenues relative to the Company's consolidated revenues. The increase in the Company's consolidated general and administrative expenses affecting the Core Group was primarily attributable to hiring of additional personnel, higher compensation and benefits expense and an increase in travel expense, partially offset by a reduction in director's fees and expenses, legal costs and shareholder reporting costs.

 1996 Compared to 1995

     In 1996, the Core Group reported net income of $38,800,000, or $1.65 per share on a diluted basis, an increase of $2,693,000 or 7% compared with $36,107,000, or $1.69 per share on a diluted basis, in 1995. Net income in 1995 included a premium of $2,652,000, or $.12 per share on a diluted basis, from the prepayment of a mortgage loan.

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

     General and administrative expenses were $6,255,000 in 1996, an increase of $400,000 or 7% from $5,855,000 in 1995. This variation was attributable to an increase in the Company's consolidated general and administrative expenses which are allocated between the Core Group and Psychiatric Group primarily based on revenues, and an increase in Core Group revenues relative to the Company's consolidated revenues. The increase in the Company's consolidated general and administrative expenses affecting the Core Group was primarily attributable to higher shareholder reporting costs as a result of the Distribution and higher travel and legal costs. In addition, stock incentive expense was lower in 1995 due to the reversal of a significant amount of such expense upon termination of two officers.

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

     The nature of health care delivery in the United States continues to undergo change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed and passed by both Houses of Congress. These plans generally include revisions to and limits on Medicare and federal programs providing Medicaid reimbursement to state health care programs and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Balanced Budget Act of 1997 contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in Medicare spending by an estimated $115 billion and Medicaid spending by an estimated $13 billion over five years. In addition, the Budget Act repealed certain limits on states' ability to reduce their Medicaid reimbursement levels. See "Business -- Government Regulation and Payor Arrangements" herein. The Budget Act has the potential to reduce significantly federal spending on health care services provided at each of the Core Group's facilities and provided by the physician tenants of the Core Group's medical office/clinics facilities, and to affect revenues of the Core Group's operators and tenants adversely. In particular, the Budget Act's limitations on reimbursable costs and reductions in payment incentives and capital related payments, as well as the change toward a prospective payment system, may have a material adverse effect on operator revenues at the Core Group's rehabilitation hospitals and LTACs. The Budget Act's freeze on acute care hospital reimbursement rates may also have an adverse effect on the operator revenues at the Core Group's acute care hospitals. In addition, the prospective payment system imposed by the Budget Act on the operators of the Core Group's skilled nursing facilities may have a material adverse effect on the operator revenues at such facilities if the operators are unable to effectively respond to the financial incentives provided by the prospective payment system. The Company cannot be assured that the changes effected by the Budget Act will not have a material adverse effect on the Core Group's financial condition or results of operation.

     The Company's Board and management are monitoring the effect of the Budget Act on the Core Group's facilities and potential changes to reimbursement programs closely. The Company believes that the changes effected by the Budget Act and changes proposed at the federal and state level may pose risks for certain institutions that are unwilling or unable to respond. At the same time, the Company believes that this changing health care environment will provide the Core Group with new opportunities for investment.

     The ongoing changes in the health care industry include trends toward shorter lengths of hospital stay, increased use of outpatient services, increased federal, state and third-party oversight of health care company operations and business practices, and increased demand for discounted or capitated health care services (delivery of services at a fixed price per capita basis to a defined group of covered parties). Furthermore, federal, state and third-party payors continue to propose and adopt various cost containment measures that restrict the scope of reimbursable health care services and limit increases in reimbursement rates for such services. Payors also are continuing to enforce compliance with program requirements aggressively and to pursue providers that they believe have not complied with such requirements. Outpatient business is expected to increase as advances in medical technologies allow more procedures to be performed on an outpatient basis and as payors continue to direct more patients from inpatient care to outpatient care. In addition, the entrance of insurance companies into managed care programs is accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of health care services that are reimbursed under the Medicare and Medicaid programs continues to increase as the population ages and as states expand their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength. As a result of the foregoing, the revenues and margins may decrease at the Core Group's facilities.

     Notwithstanding the potential for increasing government regulation, the Company believes that health care will continue to be delivered on a local and regional basis and that well-managed, high-quality, cost-controlled facilities will continue to be an integral part of local and regional health care delivery systems. The Company also believes that certain acute care hospitals will need to reconfigure or expand existing facilities or to affiliate themselves with other providers so as to become part of comprehensive and cost-effective health care systems. Such systems likely will include lower cost treatment settings, such as ambulatory care clinics, outpatient surgery centers, skilled nursing facilities and medical office/clinic facilities. In general, the Core Group facilities are part of local or regional health care delivery systems or are in the process of becoming integrated into such systems.

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

     Aggregate revenues from five leases maturing in February 1999 accounted for 41% of the Core Group's total revenues in 1997. Four of these properties are leased to subsidiaries of AMI and the other property is leased to a subsidiary of Columbia/HCA Healthcare Corporation. Each such lease grants the operator options, exercisable on not less than six months notice, to extend the term of the lease for eight consecutive five-year renewal terms. Base and additional rent during the first three to four extended terms would be on the same terms and conditions as the current initial term. Minimum rent during the final four to five extended terms would be fair market rental but without separate additional rent. Each lease also grants the operator options, exercisable on not less than six months notice, to purchase the leased property at fair market value at the expiration of any term of the lease. If these leases are not renewed and the current operators do not exercise their options to purchase the properties, the Company will be required to seek new operators for the properties. Based on various factors, including an assessment of the operational and financial performance of the tenant hospitals, management of the Company currently believes that exercise of the lease renewal options for these facilities by AMI and Columbia is the most likely outcome, however, until actual notice of exercise is received, such an outcome is not certain.

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

     Many existing information systems currently record years in a two-digit format and will be unable to properly interpret dates beyond the year 1999 which could lead to business disruptions (the Year 2000 Issue). The Company has completed a preliminary assessment of its internal information systems with respect to the Year 2000 Issue, does not expect the costs of remediation of its internal information systems to be material and does not expect the Year 2000 Issue, as it relates to the Company's internal information systems, to have a material impact on the future operations or financial results of the Company's Core Group. However, the future operations of the Company's Core Group could be disrupted and/or its financial results could be negatively impacted by the Year 2000 Issue if the Company's Core Group lessees and borrowers do not adequately address the Year 2000 Issue with respect to their information systems. As health care providers, the Company's Core Group lessees and borrowers generally rely extensively on information systems, including systems for capturing patient and cost information and for billing and collecting reimbursement for the health care services provided. Furthermore, the Company's Core Group lessees and borrowers likewise are dependent on a variety of third-parties who must also adequately address the Year 2000 Issue, including private and government payors. Although, the Company believes that the Core Group lessees and borrowers are generally addressing their Year 2000 Issues, it is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such lessees and borrowers. Furthermore, it is not possible for the Company to determine or be assured that the various payors and other third-parties upon which the Company's Core Group lessees and borrowers are dependent for reimbursement and information will accomplish adequate remediation of their Year 2000 Issues. Accordingly, although the Company believes that the impact and costs of the Year 2000 Issue, as it relates to its internal information systems, will not be material to the Company's Core Group, the Company cannot be assured that the Year 2000 Issues of its Core Group lessees and borrowers, and the third-parties upon which they are dependent, will not have a material impact on the future operations and/or financial results of the Company's Core Group.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Core Group had $3,379,000 outstanding under its revolving inter-Group loan to the Psychiatric Group. Under management policies currently in effect, the Core Group may provide the Psychiatric Group with revolving inter-Group loans of up to $7,870,000. In addition, as of December 31, 1997, the Core Group had $9,175,000 in fixed rate inter-Group loans to the Psychiatric Group.

     As of March 19, 1998, the Core Group had a remaining commitment of approximately $11.3 million to fund the development of two skilled nursing facilities. In addition, the Company had a $35 million forward funding commitment to develop up to five assisted living facilities to be managed by an experienced operator of assisted living facilities. Approximately $1.3 million has been funded under this commitment to commence development of two facilities having total development costs of approximately $10 million. The Core Group has a similar commitment of $22.5 million to develop up to 11 Alzheimer's care facilities to be managed by an experienced operator of Alzheimer's care facilities. The Core Group also has agreed to provide $9.4 million of real estate financing to an experienced operator of long-term acute care facilities for which there are currently no identified projects.

     The Company completed a $220 million public unsecured debt offering, issuing $100 million of five-year senior notes and $120 million of ten-year senior notes. The Company used the net proceeds to pay off all outstanding borrowings under its bank credit facility at the time and to prepay all of its $152 million of outstanding private placement debt in late February 1997. In October 1997, the Company completed a $100 million preferred equity offering and used the net proceeds to pay off all outstanding borrowings under its bank credit facility at the time and used the remaining proceeds to fund Core Group investments. In December 1997, the Company closed on a new $250 million unsecured revolving bank credit facility which matures on December 31, 2000. In February 1998, the Company completed an offering of 353,201 additional shares of Core Group Common Stock resulting in net proceeds of approximately $9.5 million. As of March 19, 1998, the Company had $15 million of outstanding borrowings under its $250 million bank credit facility and had $1.5 million in cash and short-term investments. The Company's total indebtedness as of March 19, 1998 was $258.8 million. The Company expects to utilize its bank credit facility to fund its future Core group acquisitions and its other commitments. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following is a discussion of the combined financial condition and results of operations of the Psychiatric Group, which should be read in conjunction with
(a) the combined financial statements and accompanying notes of the Psychiatric Group and (b) management's discussion and analysis of financial condition and results of operations and the financial statements and accompanying notes of the Company and the Core Group included elsewhere herein.

     Factors Regarding Future Results and Forward-Looking Statements. This report includes and incorporates by reference statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this report, including without limitation statements regarding rent or interest to be received from the Company's operators and tenants, plans with respect to individual facilities, expectations with respect to the specific terms and renewals of leases of the Company's facilities, the Company's anticipated dividend payout ratios, the Company's liquidity position, projected expenses associated with maintaining individual properties, the Company's ability to realize the recorded amounts of its investments and the potential effect of new or existing regulations on the operations conducted at the Company's facilities, are forward-looking statements. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

     Certain factors that could cause actual results to differ materially from those expected include, among others: the financial success of the operations conducted at the Company's facilities and the financial strength of the operators of such facilities, the continuing ability of operators to meet their obligations to the Company under existing or restructured agreements, changes in operators or ownership of operators, the viability of alternative uses for the Company's properties when necessary, changes in government policy relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third-party payors, lower occupancy levels at the Company's facilities, demand for the services provided at the Company's facilities, the strength and financial resources of the Company's competitors, the availability and cost of capital, the Company's ability to make additional real estate investments at attractive yields and changes in tax laws and regulations affecting real estate investment trusts. For a further discussion of such factors, see "-- Future Operating Results" herein.

OPERATING RESULTS

  1997 Compared to 1996

     In 1997, the Psychiatric Group reported a net loss of ($5,918,000), or ($2.84) per Psychiatric Group Depositary Share on a diluted basis, compared with net income of $5,579,000, or $2.67 per Psychiatric Group Depositary Share on a diluted basis, in 1996. The net loss in 1997 included an impairment loss on real estate investments and other notes receivable of ($11,000,000), or ($5.28) per Psychiatric Group Depositary Share on a diluted basis.

     Rental income was $1,633,000 in 1997, a decrease of $356,000 or 18% from $1,989,000 in 1996. The decrease in rental income was primarily attributable to the nonpayment and subsequent reduction of base rent on one of the Florida properties during 1997, partially offset by the partial deferral of base rent on the Illinois property during 1996.

     Additional rental and interest income was $665,000 in 1997, a decrease of $147,000 or 18% from $812,000 in 1996. This decrease was primarily attributable to the nonpayment of additional rent by one of the Florida properties during 1997.

     Other interest income decreased $47,000 or 12% to $346,000 in 1997 from $393,000 in 1996. The decrease in other interest income was primarily attributable to a lower average balance of interest-earning borrowings outstanding under revolving credit facilities provided to psychiatric hospital operators in 1997.

     Property operating expense of $190,000 in 1997 represents costs related to the protection and maintenance of one of the properties in Florida, incurred after the hospital owner ceased hospital operations during the second quarter of 1997.

     Interest expense on inter-Group loans from the Core Group was $1,553,000 in 1997, a decrease of $126,000 or 8% from $1,679,000 in 1996. This decrease reflects a lower average balance outstanding on loans from the Core Group as a result of repayments by the Psychiatric Group from its available undistributed cash flow.

     General and administrative expenses were $1,140,000 in 1997, a decrease of $32,000 or 3% from $1,172,000 in 1996. The Company's consolidated general and administrative expenses are allocated between the Core Group and Psychiatric Group primarily based on revenues, however significant costs directly related to either Group are specifically charged to the applicable Group. Costs allocated to the Psychiatric Group based on revenues and direct costs charged to the Psychiatric Group both decreased in 1997 compared to 1996. The Psychiatric Group was specifically charged for $463,000 in 1997 for financial advisory services provided primarily by an investment banking firm which included supplemental monitoring of the performance of the Psychiatric Group's properties and assistance in addressing operational and cash flow difficulties of certain operators of the properties. On a comparative basis, general and administrative expenses in 1996 included $467,000 of such financial advisory costs.

  1996 Compared to 1995

     In 1996, the Psychiatric Group reported net income of $5,579,000, or $2.67 per Psychiatric Group Depositary Share on a diluted basis, a decrease of $695,000 or 11% compared with net income of $6,274,000, or $3.00 per Psychiatric Group Depositary Share on a diluted basis, in 1995. The decrease in net income in 1996 was primarily attributable to a reduction in income due to the sale of two psychiatric properties during the first quarter of 1995 and the nonpayment of rental and interest obligations by two psychiatric operators at various times during 1996.

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

     Other interest income decreased $293,000 or 43% to $393,000 in 1996 from $686,000 in 1995. This decrease was primarily attributable to lower average borrowings under revolving credit agreements provided to psychiatric hospital operators as a result of the sale of two psychiatric properties and the lease restructurings of two psychiatric investments during the first quarter of 1995 and the nonpayment of $182,000 of interest by a psychiatric operator during 1996.

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

     The nature of health care delivery in the United States continues to undergo change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed and passed by both Houses of Congress. These plans generally include revisions to and limits on Medicare and federal programs providing Medicaid reimbursement to state health care programs and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Balanced Budget Act of 1997 contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in Medicare spending by an estimated $115 billion and Medicaid spending by an estimated $13 billion over five years. In addition, the Budget Act repealed certain limits on states' ability to reduce their Medicaid reimbursement levels. See "Business -- Government Regulation and Payor Arrangements" herein. The Budget Act has the potential to reduce significantly federal spending on health care services provided at each of the Psychiatric Group's facilities, and to affect revenues of the Psychiatric Group's operators adversely. In particular, the Budget Act's limitations on reimbursable costs and reductions in payment incentives and capital related payments, as well as the change toward a prospective payment system, may have a material adverse effect on operator revenues at the Psychiatric Group's hospitals. The Company cannot be assured that the changes effected by the Budget Act will not have a material adverse effect on the Psychiatric Group's financial condition or results of operation.

     The Company's Board and management are monitoring the effect of the Budget Act on the Psychiatric Group's facilities and potential changes to reimbursement programs closely. The Company believes that the changes effected by the Budget Act and changes proposed at the federal and state level may pose risks for certain institutions that are unwilling or unable to respond.

     The ongoing changes in the health care industry include trends toward shorter lengths of hospital stay, increased use of outpatient services, increased federal, state and third-party oversight of health care company operations and business practices, and increased demand for discounted or capitated health care services (delivery of services at a fixed price per capita basis to a defined group of covered parties). Furthermore, federal, state and third-party payors continue to propose and adopt various cost containment measures that restrict the scope of reimbursable health care services and limit increases in reimbursement rates for such services. Payors also are continuing to enforce compliance with program requirements aggressively and to pursue providers that they believe have not complied with such requirements. Outpatient business is expected to increase as advances in medical technologies allow more procedures to be performed on an outpatient basis and as payors continue to direct more patients from inpatient care to outpatient care. In addition, the entrance of insurance companies into managed care programs is accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of health care services that are reimbursed under the Medicare and Medicaid programs continues to increase as the population ages and as states expand their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength. As a result of the foregoing, the revenues and margins may decrease at the Psychiatric Group's facilities.

     Fundamental changes in the psychiatric industry continue to impact negatively the facility-specific operating cash flow at the Psychiatric Group's properties. Institutions responsible for the reimbursement of care provided to patients who use inpatient psychiatric treatment services have directed efforts toward decreasing their payments for such services, thereby reducing hospital operating revenues. Some cost-cutting measures used by such institutions include decreasing the inpatient length of stay, intensively reviewing utilization, directing patients from inpatient care to outpatient care and negotiating reduced reimbursement rates for services. The wider use of psychotropic drugs also has resulted in significant declines in the average length of stay. In addition, aggressive program compliance enforcement and increased scrutiny of past and current billing practices has resulted in the filing of lawsuits against some providers and significant negative publicity which has further exacerbated the financial and operational difficulties of providers. Although the operators of the psychiatric hospitals are responding by increasing case management, developing lower cost outpatient and daypatient programs and reducing operating costs, their efforts are generally not consistently mitigating the negative impact of these fundamental psychiatric industry changes. As a result, certain of the Psychiatric Group hospital operators have not consistently met their contractual payment obligations to the Psychiatric Group as scheduled and the Psychiatric Group cannot be assured that hospital operators will be able to meet such payment obligations in the future.

     In general, the operators of the Psychiatric Group's properties have very limited access to financing for their operating and capital needs. The Psychiatric Group provided such financing under a revolving credit agreement to the operator of one of its psychiatric properties. As of December 31, 1997, outstanding borrowings under such agreement totaled $2,500,000 which amount remains outstanding even though the financing matured June 30, 1997. In the past, the Psychiatric Group has provided similar financing to other operators of its properties which have been unable to pay off their outstanding borrowings. The Psychiatric Group cannot be assured that the operator currently borrowing under a revolving credit agreement will be able to secure replacement financing from third-party lenders or to pay off its outstanding borrowings. To the extent the operators of the Psychiatric Group's properties have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's Board of Directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital operator, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then-existing policies), although the Company's Board of Directors is under no obligation to do so.

     During 1995, the hospital owner of the Psychiatric Group's two Florida properties, Northpointe and The Retreat, was aware of and was monitoring potential wide-ranging objections by several large insurance companies with respect to claims presented for services rendered. Additionally, there had been negative stories in the national media and the local press in Florida on psychiatric care provided in Florida, including criticism of admissions policies and practice patterns at psychiatric hospitals in the state generally, and at these two hospitals. Legislative hearings had been held in Florida on these issues, and various regulatory investigations likely had been conducted or initiated. The hospitals were also experiencing operational and cash flow difficulties which negatively impacted their ability to fund their rental and interest obligations to the Psychiatric Group as they became due.

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

     In late 1996, the owner of Northpointe and The Retreat was named, together with other operators of other psychiatric facilities in Florida, in a lawsuit filed by several large insurance companies alleging widespread irregularities with respect to operations in years prior to 1995. Subsequently, adverse publicity from the lawsuit materially exacerbated the operational and financial difficulties of Northpointe and The Retreat.

     During 1997, the census at Northpointe fell significantly below the levels projected by the owner at the end of 1996 to a level which made it appear unlikely that the owner could continue operations at the facility. Although Northpointe had made its monthly base rent payments of $50,000 during the fourth quarter of 1996 and for January 1997, it was unable to pay its subsequent monthly base rent and interest obligations or its deferred base rent and interest obligations. Adverse publicity from the aforementioned lawsuit also began having a negative impact on The Retreat resulting in declining census and deterioration of its cash flow during 1997. Although The Retreat had made all of its rent and interest payments to the Psychiatric Group in 1996 and in 1997 through April, The Retreat made its February 1997 base rent payment from lease reserve funds and was unable to pay its $45,000 additional rent payment for the first quarter of 1997 and its $92,000 base rent payment for May 1997. The volatile circumstances at The Retreat and deterioration in cash flows and census levels appeared likely to preclude the owner from continuing operations at the facility. The owner of these two hospitals and the Psychiatric Group explored a range of options for the facilities, including the transfer of the hospitals to new operators, closing the facilities, conversion of the facilities to an alternative use or sale of the properties. As a result of this review, the Psychiatric Group recorded an $11,000,000 charge in the first quarter of 1997 for impairment of the carrying value of these two investments. Of this amount, $5,100,000 related to the Psychiatric Group's investment in Northpointe and included a $1,675,000 reserve against the entire unpaid balance under a revolving credit agreement and a $3,425,000 reduction in the carrying value of its net real estate investment in Northpointe to its estimated fair value of $2,000,000. The remaining impairment charge of $5,900,000 related to the Psychiatric Group's investment in The Retreat and included a $49,000 reserve against the entire unpaid balance under a revolving credit agreement and a $5,851,000 reduction in the carrying value of its net real estate investment in The Retreat to its estimated fair value of $3,400,000.

     The financial and operational problems at the two Florida hospitals continued to worsen during 1997. The owner of the Northpointe hospital ceased operations during the second quarter of 1997. The Psychiatric Group will incur approximately $75,000 per quarter ($.04 per Psychiatric Group Depositary Share on a diluted basis) to protect and maintain the property while various alternatives are evaluated and pursued, including conversion of the facility to an alternative use or sale of the property. A restructuring of The Retreat's obligations to the Psychiatric Group was completed shortly after the end of the third quarter of 1997. The Retreat's restructured base rent is $35,000 per month ($105,000 per quarter or $.05 per Psychiatric Group Depositary Share on a diluted basis) and additional rent will not accrue or be payable until August 1, 2000. The Psychiatric Group received $105,000 ($.05 per Psychiatric Group Depositary Share on a diluted basis) for past base rent from The Retreat and such payment was recognized as income in the third quarter. In addition, the Psychiatric Group received a note for approximately $500,000, representing a consolidation of previous obligations owed by The Retreat. The note has a term of 32 months with monthly payments of approximately $18,000 that commenced on January 1, 1998. The note has not been recognized for financial accounting purposes. The Psychiatric Group has received all base rent payments under the restructured terms through March 1998 but has only received consolidation note payments through February 1998. Although the restructured agreement with The Retreat is a positive step in stabilizing the cash flow and operations of this facility, the Psychiatric Group cannot be assured that The Retreat will be able to continue to meet its restructured obligations or to continue operations, even if there is a change in the owner or operator of the facility or if the Psychiatric Group provides additional financial assistance. The Psychiatric Group is continuing to explore a range of options for each of the two Florida properties, including the transfer of the hospitals to new operators, conversion of the facilities to an alternative use or sale of the properties. Due to the complexity and time involved in evaluating its options, the Psychiatric Group has not yet reached a decision as to its ultimate course of action. In light of the volatile circumstances of these two properties, the Psychiatric Group cannot be assured that further impairment losses on these investments will not be required.

     In the first quarter of 1996, Rock Creek Center (RCC) in Illinois experienced certain documentation and procedural deficiencies that resulted in the denial of a substantial amount of Medicare receivables and a substantial negative adjustment to the hospital's 1995 Medicare cost report and 1996 interim Medicare reimbursement rate. These payor reimbursement issues, combined with lower than expected census during the first quarter of 1996, had an adverse impact on RCC's cash flow and its ability to fund its rental and interest obligations to the Psychiatric Group in 1996 as they became due. The net book value of the Psychiatric Group's investment in RCC, including outstanding borrowings under a revolving credit agreement, as of December 31, 1997 totaled $7,675,000. In 1996, the Psychiatric Group reached an agreement with the operator for the deferral of base rent payments while the operator took certain actions to stabilize operations and implemented its revised business plan. After a period of partial rental payments, full monthly base rent payments of approximately $83,000 have been paid since November 1996. RCC's deferred rental obligations of approximately $333,000 are to be paid in the future only when the facility's cash exceeds a specified level and are not recognized as income by the Psychiatric Group until such time as they are paid. To date, no deferred rental obligations have been paid and the Psychiatric Group cannot be assured that RCC will be able to pay any of the deferred rental obligations in the future.

     The initial term of the RCC lease, originally scheduled to expire in December 1997, was extended until March 31, 1998. Although the original lease agreement provided the operator with an option to renew the lease for an additional five-year term at fair market rental, the operator did not exercise that option. However, negotiations for a renewal of the current lease with the existing operator are continuing and other operators have expressed interest in the facility. The Psychiatric Group believes that either the current lease will be renewed with the existing operator or the facility will be leased to a new operator. The Psychiatric Group cannot be assured that either of these will be accomplished or that, if accomplished, the annual minimum rent payments will be at the current level of $1,000,000. Although, the $2,500,000 balance outstanding under RCC's revolving credit agreement matured June 30, 1997, the operator has continued to make interest payments. The Psychiatric Group is considering the operator's suggestion to extend the maturity of the revolving credit agreement to correspond with the expiration of a renewed lease term, if such a renewed lease is accomplished. Should the current lease not be renewed or the revolving loan not be repaid or extended with the existing operator and a facility lease with a new operator is not accomplished, a significant negative impact to the Psychiatric Group likely will result. The Psychiatric Group's total revenue from the RCC investment for the fourth quarter and full year 1997 on a diluted basis was $.18 per Psychiatric Group Depositary Share and $.69 per Psychiatric Group Depositary Share, respectively.

     The operator of the two New York Four Winds facilities has been working to develop an integrated behavioral health care delivery system in lower and upper New York state. Such a system has been intended to create a cost-effective response to the potential negative reimbursement consequences of the expected movement to a managed Medicaid care environment within New York which is likely to accelerate during 1998. However, it is not possible for the Psychiatric Group to predict the impact of such changes or whether the operator's system will be successful in such an environment, and the Psychiatric Group cannot be assured that some restructuring of the operator's obligations to the Psychiatric Group will not be required for the operator to remain competitive in such an environment.

     Although management currently believes that the recorded amounts of its psychiatric investments are realizable, if the psychiatric operators are unable to adapt to the fundamental ongoing changes in the psychiatric industry successfully and consistently mitigate the negative impact of the ongoing changes on their financial performance, the Psychiatric Group may be required to restructure payment obligations further, identify alternative operators, pursue alternative uses for or dispositions of the properties and/or recognize additional impairment losses on its psychiatric investments. If the Psychiatric Group is required to take any of these actions, various costs are likely to be incurred by the Psychiatric Group in an effort to protect, maintain and pursue alternatives for its investments. The Psychiatric Group does not currently intend to make new investments, and over time, may sell, restructure or seek other means to reduce its investments. The Psychiatric Group sold two of its psychiatric properties in 1995 and continues to encourage each of the psychiatric operators to pursue financing alternatives which would enable them to acquire the properties and/or repay their borrowings from the Psychiatric Group, as the case may be. Subject to the rights of the holders of the Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, and any other preferred stock of the Company then outstanding, the Psychiatric Group expects to use the net proceeds of any future property sales and/or operator borrowing repayments to repay then outstanding inter-Group loans or other debt owed by the Psychiatric Group and to distribute all remaining net proceeds, if any, in cash or common stock to holders of Psychiatric Group Depositary Shares. The Psychiatric Group cannot be assured that the efforts of psychiatric operators to obtain alternative financing will be successful or, if successful, that the amounts of such financing would be sufficient to enable the Psychiatric Group to realize the carrying amounts of its investment. The Company continues to retain an investment banking firm to provide financial advisory services to the Psychiatric Group. These services include supplemental monitoring of the performance of individual assets, assistance in potential sales or restructurings of particular investments and continuing assessments of available strategic alternatives for the portfolio. The cost of the financial advisory services are specifically charged to the operating results of the Psychiatric Group.

     The Psychiatric Group's dividend is determined quarterly based upon each quarter's operating results. Historically, the level of dividends of the Psychiatric Group have varied quarter-to-quarter. Any significant advance of additional funds to operators of the Psychiatric Group's properties, modification of terms covering the rental or interest obligations of its properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Psychiatric Group results of operations and cash flows, as well as on the quarterly dividend payment on Psychiatric Group Depositary Shares. In addition to the foregoing, future operating results, cash flows and dividends of the Psychiatric Group will be affected by changes in the level of additional rent and interest, interest rate adjustments on mortgage notes receivable, the amount of additional financial advisory fees and, to the extent necessary, various costs which might be incurred in an effort to protect, maintain and pursue alternatives for its investments.

     Many existing information systems currently record years in a two-digit format and will be unable to properly interpret dates beyond the year 1999 which could lead to business disruptions (the Year 2000 Issue). The Company has completed a preliminary assessment of its internal information systems with respect to the Year 2000 Issue, does not expect the costs of remediation of its internal information systems to be material and does not expect the Year 2000 Issue, as it relates to the Company's internal information systems, to have a material impact on the future operations or financial results of the Company's Psychiatric Group. However, the future operations of the Company's Psychiatric Group could be disrupted and/or its financial results could be negatively impacted by the Year 2000 Issue if the Company's Psychiatric Group lessees and borrowers do not adequately address the Year 2000 Issue with respect to their information systems. As health care providers, the Company's Psychiatric Group lessees and borrowers generally rely extensively on information systems, including systems for capturing patient and cost information and for billing and collecting reimbursement for health care services provided. Furthermore, the Company's Psychiatric Group lessees and borrowers likewise are dependent on a variety of third-parties who must adequately address the Year 2000 Issue, including private and government payors. Although the Company believes that the Psychiatric Group lessees and borrowers are generally addressing their Year 2000 Issues, it is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such lessees and borrowers. Furthermore, it is not possible for the Company to determine or be assured that the various payors and other third-parties upon which the Company's Psychiatric Group lessees and borrowers are dependent for reimbursement and information will accomplish adequate remediation of their Year 2000 Issues. Accordingly, although the Company believes that the impact and costs of the Year 2000 Issue, as it relates to its internal information systems, will not be material to the Company's Psychiatric Group, the

Company cannot be assured that the Year 2000 Issues of its Psychiatric Group lessees and borrowers, and the third-parties upon which they are dependent, will not have a material impact on the future operations and/or financial results of the Company's Psychiatric Group.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Psychiatric Group had $3,379,000 and $9,175,000 outstanding under its revolving inter-Group loan from the Core Group and its fixed rate inter-Group loan from the Core Group, respectively. The Psychiatric Group is required to use the net proceeds from the disposition of Psychiatric Group assets to pay down its outstanding revolving inter-Group loan (to the extent of the psychiatric hospital operator borrowings under revolving credit agreements associated with the asset or assets sold) with any excess used to pay down the balance outstanding under the fixed rate inter-Group loan. The Psychiatric Group reduced the combined balance of the revolving inter-Group and fixed rate inter-Group loans by $15,150,000 in the first quarter of 1995 with proceeds from such asset sales and operator borrowing paydowns. The Company's Board of Directors has established certain management policies relating to the Psychiatric Group's inter-Group loans from the Core Group. Under the policies currently in effect, which may be modified or rescinded at any time in the sole discretion of the Company's Board of Directors, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group are limited to a maximum of $7,870,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar by any permanent repayment in the future of borrowings under a revolving credit agreement provided to a Psychiatric Group hospital operator; provided that the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000. Except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced to the Psychiatric Group by the Core Group. The Psychiatric Group has no third-party sources of additional financing and, as a result, is dependent on the Core Group for all such financing. Although the Core Group may make this financing available, there is no obligation of the Company's Board of Directors to cause the Core Group to provide funds to the Psychiatric Group if the Board of Directors determines that it is in the Company's best interest not to do so. To the extent needed funds are not advanced by the Core Group, the Psychiatric Group would experience immediate, significant negative effects.

     The Psychiatric Group does not expect to make any additional acquisitions or capital investments. Future dividend payments will be determined quarterly and will be primarily dependent upon the financial performance of the Psychiatric Group. Subject to the rights of the holders of the Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, and any other preferred stock of the Company then outstanding, the Psychiatric Group expects to distribute a substantial portion of its funds from operations and net proceeds from asset dispositions, after payments of inter-Group loan obligations, to holders of Psychiatric Group Depositary Shares. In general, the Psychiatric Group will not retain any significant amount of its cash flow, and as discussed above, its sources of financing and liquidity will be limited.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated balance sheets as of December 31, 1997 and 1996 and its consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995, together with a report of Arthur Andersen LLP, independent public accountants, are included elsewhere herein. The Core Group's and the Psychiatric Group's combined balance sheets as of December 31, 1997 and 1996, and their combined statements of operations, total attributed equity and cash flows for the years ended December 31, 1997, 1996 and 1995, together with reports of Arthur Andersen LLP, independent public accountants, also are included elsewhere herein. See "Index to Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in the Company's proxy statement for its May 22, 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997. See "Item 1. Business -- Executive Officers of the Company" for a description of the Executive Officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

     There is hereby incorporated by reference the information to appear under the caption "Compensation of Directors and Executive Officers" in the Company's proxy statement for its May 22, 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     There is hereby incorporated by reference the information to appear under the caption "Principal Shareholders of the Company" in the Company's proxy statement for its May 22, 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

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

(A)(3) EXHIBITS.

    3.1  --   Certificate of Incorporation, as amended to date, filed as
              Exhibit 4.1 to the Company's Registration Statement on Form
              S-3 (No. 33-61895), and incorporated herein by reference.
    3.2  --   Amended and Restated Bylaws of the Company, filed as Exhibit
              3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by
              reference.
    4.1  --   Rights Agreement dated as of April 10, 1990, filed as
              Exhibit 2 to the Company's Registration Statement on Form
              8-A dated April 20, 1990, and incorporated herein by
              reference.
    4.2  --   Indenture dated as of January 15, 1997 between American
              Health Properties, Inc. and The Bank of New York as Trustee,
              filed as Exhibit 4.1 to the Company's Current Report on Form
              8-K dated January 21, 1997, and incorporated by reference.
    4.3  --   Certificate of Designations of Psychiatric Group Preferred
              Stock, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange
              Commission on August 14, 1995, and incorporated herein by
              reference.
   *4.4  --   Certificate of Increase to Certificate of Designations of
              Series A Preferred Stock
    4.5  --   Certificate of Designations of Series B Preferred Stock,
              filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed November 7, 1997, and incorporated herein by reference.
   10.1  --   American Health Properties, Inc. 1988 Stock Option Plan,
              filed as Exhibit 28 to the Company's Registration Statement on Form S-8 (No. 33-25781), filed with the Securities and
              Exchange Commission on November 28, 1988, and incorporated herein by reference.
   10.2  --   American Health Properties, Inc. 1990 Stock Incentive Plan,
              filed as Exhibit B to the Company's Proxy Statement for its
              1990 Annual Meeting of Shareholders filed with the
              Securities and Exchange Commission on May 7, 1990, and
              incorporated herein by reference.
   10.3  --   Employment Agreements between the Company and Joseph P.
              Sullivan, C. Gregory Schonert and Michael J. McGee, filed as
              Exhibits 10.1, 10.2, and 10.3, respectively, to the
              Company's Current Report on Form 8-K dated January 8, 1997, and incorporated herein by reference.
   10.4  --   Employment Agreement between American Health Properties,
              Inc. and Thomas T. Schleck, filed as Exhibit 10.1 to the
              Company's Current Report on Form 8-K dated January 21, 1997, and incorporated by reference.
   10.5  --   American Health Properties, Inc. 1994 Stock Incentive Plan,
              filed as Appendix A to the Company's Proxy Statements for
              its 1994 Annual Meeting of Shareholders filed with the
              Securities and Exchange Commission on April 8, 1994, and
              incorporated herein by reference.
   10.6  --   American Health Properties, Inc. Nonqualified Stock Option
              Plan for Nonemployee Directors, filed as Appendix B to the
              Company's Proxy Statement for its 1994 Annual Meeting of
              Shareholders filed with the Securities and Exchange
              Commission on April 8, 1994, and incorporated herein by
              reference.
   10.7  --   Credit Agreement dated as of December 23, 1997 among
              American Health Properties, Inc., the financial institutions listed therein, Banque Paribas as Co-Agent, First Union Bank of North Carolina as Co-Agent, NationsBank of Texas, N.A. as
              Co-Agent and Wells Fargo Bank, N.A. as Arranger, Agent and
              Facing Bank, filed as Exhibit 10.1 to the Company's
              Registration Statement on Form S-3 (No. 333-27651), and
              incorporated herein by reference.

   10.8  --   Employment Agreement between American Health Properties,
              Inc. and Steven A. Roseman, filed as Exhibit 10.2 to the
              Company's Registration Statement on Form S-3 (No.
              333-27651), and incorporated herein by reference.
    *21  --   List of subsidiaries of the Company
    *23  --   Consent of Independent Public Accountants
    *24  --   Powers of Attorney (included in signature page)
    *27  --   Financial Data Schedule
  *99.1  --   Four Winds, Inc. Financial Highlights

---------------
* Filed herewith

(B) REPORTS ON FORM 8-K.

     On October 20, 1997, the Company filed a Current Report on Form 8-K for the purpose of reporting selected financial information (statements of operations, funds from operations, net income (loss) before extraordinary item per share, extraordinary loss on debt prepayment per share, net income (loss) per share, funds from operations per share, dividends declared per share, average shares outstanding, total assets, total debt and total shareholders' equity) with respect to the consolidated Company, Core Group and Psychiatric Group for the three and nine months ended September 30, 1997 and 1996.

                        AMERICAN HEALTH PROPERTIES, INC.

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS:
  Report of independent public accountants..................   F-2
  Consolidated balance sheets at December 31, 1997 and
     1996...................................................   F-3
  For the years ended December 31, 1997, 1996, and 1995:
     Consolidated statements of operations..................   F-4
     Consolidated statements of stockholders' equity........   F-5
     Consolidated statements of cash flows..................   F-6
  Notes to consolidated financial statements................   F-7
SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:
  Report of independent public accountants..................  F-21
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................  F-22
CORE GROUP COMBINED FINANCIAL STATEMENTS:
  Report of independent public accountants..................  F-25
  Combined balance sheets at December 31, 1997 and 1996.....  F-26
  For the years ended December 31, 1997, 1996 and 1995:
     Combined statements of operations......................  F-27
     Combined statements of total attributed equity.........  F-28
     Combined statements of cash flows......................  F-29
  Notes to combined financial statements....................  F-30
PSYCHIATRIC GROUP COMBINED FINANCIAL STATEMENTS:
  Report of independent public accountants..................  F-42
  Combined balance sheets at December 31, 1997 and 1996.....  F-43
  For the years ended December 31, 1997, 1996 and 1995:
     Combined statements of operations......................  F-44
     Combined statements of total attributed equity.........  F-45
     Combined statements of cash flows......................  F-46
  Notes to combined financial statements....................  F-47

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Health Properties, Inc.:

     We have audited the accompanying consolidated balance sheets of American Health Properties, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Health Properties, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
February 24, 1998.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                              (IN THOUSANDS EXCEPT PER
                                                                   SHARE AMOUNTS)
Real estate properties
  Buildings and improvements................................  $ 638,943     $ 546,496
  Accumulated depreciation..................................   (102,235)      (90,139)
                                                              ---------     ---------
                                                                536,708       456,357
  Land......................................................     64,897        60,097
  Construction in progress..................................      4,729         4,834
                                                              ---------     ---------
                                                                606,334       521,288
Mortgage notes receivable, net..............................     41,936        37,787
Other notes receivable......................................      2,500         4,457
Direct financing leases.....................................      3,053         3,695
Cash and short-term investments.............................     23,053         1,480
Receivables.................................................      7,103         6,881
Deferred financing costs and other assets...................      6,593         2,294
                                                              ---------     ---------
                                                              $ 690,572     $ 577,882
                                                              =========     =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans payable..........................................  $      --     $  48,500
Mortgage note payable.......................................     17,922            --
Subordinated convertible bonds payable......................      6,832         6,601
Senior notes payable........................................    219,059       152,000
Accounts payable and accrued liabilities....................     13,193         7,385
Dividends payable...........................................     14,847        13,981
Deferred income.............................................      3,758         4,276
                                                              ---------     ---------
                                                                275,611       232,743
                                                              ---------     ---------

Commitments and contingencies

Stockholders' equity
  Preferred stock $.01 par value; 1,000 shares authorized;
     8 1/2% Cumulative Redeemable Preferred Stock, Series B;
     $2,500 liquidation value; 40 and 0 shares issued and
     outstanding............................................    100,000            --
     Psychiatric Group Preferred Stock; 208 shares issued
      and outstanding.......................................          2             2
  Common stock $.01 par value; 100,000 shares authorized;
     23,557 and 23,455 shares issued and outstanding........        236           235
  Additional paid-in capital................................    482,030       482,083
  Cumulative net income.....................................    283,453       256,691
  Cumulative dividends......................................   (450,760)     (393,872)
                                                              ---------     ---------
                                                                414,961       345,139
                                                              ---------     ---------
                                                              $ 690,572     $ 577,882
                                                              =========     =========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                1997            1996           1995
                                                             -----------     ----------     ----------
                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
REVENUES
Rental income.............................................    $ 72,237        $69,488        $67,793
Mortgage interest income..................................       6,289          5,980          6,732
Additional rental and interest income.....................      12,498         12,342         11,125
Other property income.....................................         187             --             --
Other interest income.....................................       2,254          1,114          5,580
                                                              --------        -------        -------
                                                                93,465         88,924         91,230
                                                              --------        -------        -------
EXPENSES
Depreciation and amortization.............................      15,904         15,016         14,377
Property operating........................................         524             44             43
Interest expense..........................................      19,659         21,842         27,057
General and administrative................................       8,000          7,427          6,796
Targeted stock issuance costs.............................          --             --            300
Impairment loss on real estate and notes receivable.......      11,000             --             --
                                                              --------        -------        -------
                                                                55,087         44,329         48,573
Minority interest.........................................         189            216            276
                                                              --------        -------        -------
INCOME BEFORE EXTRAORDINARY ITEM..........................      38,189         44,379         42,381
EXTRAORDINARY LOSS ON DEBT PREPAYMENT.....................     (11,427)            --             --
                                                              --------        -------        -------
NET INCOME................................................    $ 26,762        $44,379        $42,381
                                                              ========        =======        =======
SERIES B PREFERRED DIVIDEND REQUIREMENT...................    $ (1,553)       $    --        $    --
                                                              ========        =======        =======
ATTRIBUTABLE TO CORE GROUP COMMON STOCK AND PSYCHIATRIC
  GROUP DEPOSITARY SHARES --
INCOME BEFORE EXTRAORDINARY ITEM..........................    $ 36,636        $44,379        $42,381
                                                              ========        =======        =======
NET INCOME................................................    $ 25,209        $44,379        $42,381
                                                              ========        =======        =======
ATTRIBUTABLE TO --
CORE GROUP COMMON STOCK
  Income before extraordinary item........................    $ 42,554        $38,800        $36,107
  Extraordinary loss on debt prepayment...................    $(11,427)       $    --        $    --
  Net income..............................................    $ 31,127        $38,800        $36,107
  Basic per share amounts --
     Income before extraordinary item.....................    $   1.81        $  1.65        $  1.69
     Extraordinary loss on debt prepayment................    $  (0.49)       $    --        $    --
     Net income...........................................    $   1.32        $  1.65        $  1.69
     Weighted average common shares.......................      23,505         23,453         21,356
  Diluted per share amounts --
     Income before extraordinary item.....................    $   1.80        $  1.65        $  1.69
     Extraordinary loss on debt prepayment................    $  (0.49)       $    --        $    --
     Net income...........................................    $   1.31        $  1.65        $  1.69
     Weighted average common shares and dilutive potential
       common shares......................................      23,703         23,558         21,421
  Dividends declared per common share.....................    $   2.12        $  2.04        $  1.99
PSYCHIATRIC GROUP DEPOSITARY SHARES
  Net income (loss).......................................    $ (5,918)       $ 5,579        $ 6,274
  Basic per share amounts --
     Net income (loss)....................................    $  (2.84)       $  2.68        $  3.01
     Weighted average depositary shares...................       2,084          2,084          2,086
  Diluted per share amounts --
     Net income (loss)....................................    $  (2.84)       $  2.67        $  3.00
     Weighted average depositary shares and dilutive
       potential depositary shares........................       2,084          2,093          2,091
  Dividends declared per depositary share.................    $   2.62        $  2.80        $  3.20

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              PSYCHIATRIC
                                            SERIES B             GROUP
                                         PREFERRED STOCK    PREFERRED STOCK    COMMON STOCK     ADDITIONAL
                                        -----------------   ---------------   ---------------    PAID-IN     CUMULATIVE
                                        SHARES    AMOUNT    SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     NET INCOME
                                        ------   --------   ------   ------   ------   ------   ----------   ----------
                                                                        (IN THOUSANDS)
BALANCES AT DECEMBER 31, 1994.........    --     $     --     --      $--     20,851    $209     $426,783     $169,931
Public offering of common shares......    --           --     --       --     2,500       25       50,292           --
Stock incentives, net.................    --           --     --       --        15       --        1,916           --
Exercise of stock options.............    --           --     --       --        77       --        1,732           --
Distribution of Psychiatric Group
  Preferred Stock.....................    --           --    208        2        --       --          (20)          --
Net income............................    --           --     --       --        --       --           --       42,381
Dividends.............................    --           --     --       --        --       --           --           --
                                          --     --------    ---      ---     ------    ----     --------     --------
BALANCES AT DECEMBER 31, 1995.........    --           --    208        2     23,443     234      480,703      212,312
Stock incentives, net.................    --           --     --       --        (1)      --        1,140           --
Exercise of stock options.............    --           --     --       --        13        1          240           --
Net income............................    --           --     --       --        --       --           --       44,379
Dividends.............................    --           --     --       --        --       --           --           --
                                          --     --------    ---      ---     ------    ----     --------     --------
BALANCES AT DECEMBER 31, 1996.........    --           --    208        2     23,455     235      482,083      256,691
Public offering of Series B Preferred
  Stock...............................    40      100,000     --       --        --       --       (3,600)          --
Stock incentives, net.................    --           --     --       --         2       --        1,372           --
Exercise of stock options.............    --           --     --       --       100        1        2,175           --
Net income............................    --           --     --       --        --       --           --       26,762
Dividends.............................    --           --     --       --        --       --           --           --
                                          --     --------    ---      ---     ------    ----     --------     --------
BALANCES AT DECEMBER 31, 1997.........    40     $100,000    208      $ 2     23,557    $236     $482,030     $283,453
                                          ==     ========    ===      ===     ======    ====     ========     ========


                                                         TOTAL
                                        CUMULATIVE   STOCKHOLDERS'
                                        DIVIDENDS       EQUITY
                                        ----------   -------------
                                              (IN THOUSANDS)
BALANCES AT DECEMBER 31, 1994.........  $(289,422)     $307,501
Public offering of common shares......         --        50,317
Stock incentives, net.................         --         1,916
Exercise of stock options.............         --         1,732
Distribution of Psychiatric Group
  Preferred Stock.....................         --           (18)
Net income............................         --        42,381
Dividends.............................    (50,769)      (50,769)
                                        ---------      --------
BALANCES AT DECEMBER 31, 1995.........   (340,191)      353,060
Stock incentives, net.................         --         1,140
Exercise of stock options.............         --           241
Net income............................         --        44,379
Dividends.............................    (53,681)      (53,681)
                                        ---------      --------
BALANCES AT DECEMBER 31, 1996.........   (393,872)      345,139
Public offering of Series B Preferred
  Stock...............................         --        96,400
Stock incentives, net.................         --         1,372
Exercise of stock options.............         --         2,176
Net income............................         --        26,762
Dividends.............................    (56,888)      (56,888)
                                        ---------      --------
BALANCES AT DECEMBER 31, 1997.........  $(450,760)     $414,961
                                        =========      ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1997         1996        1995
                                                            ---------    --------    --------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income................................................  $  26,762    $ 44,379    $ 42,381
Extraordinary loss on debt prepayment.....................     11,427          --          --
Depreciation, amortization and other non-cash items.......     18,486      17,271      16,584
Deferred income...........................................       (253)       (368)       (340)
Impairment loss on real estate and notes receivable.......     11,000          --          --
Change in receivables and other assets....................     (2,838)        412        (636)
Change in accounts payable and accrued liabilities........      5,572        (453)       (518)
                                                            ---------    --------    --------
                                                               70,156      61,241      57,471
                                                            ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties....    (92,242)    (17,142)    (49,333)
Proceeds from sale of properties..........................         --         423      10,825
Mortgage note receivable fundings.........................     (4,221)         --          --
Principal payments on mortgage notes receivable...........         72          64      26,543
Construction loan fundings................................         --          --      (5,136)
Other notes receivable....................................        233         458       4,513
Direct financing leases...................................        642       2,535      (2,414)
Administrative capital expenditures.......................        (14)        (55)        (96)
                                                            ---------    --------    --------
                                                              (95,530)    (13,717)    (15,098)
                                                            ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable...............    (48,500)     48,500     (14,500)
Proceeds from notes payable issuance......................    218,965          --          --
Prepayment of notes payable...............................   (163,176)         --          --
Principal payments on notes payable.......................         --     (49,000)    (24,000)
Principal payments on mortgage note payable...............        (34)         --          --
Financing costs paid......................................     (2,862)       (150)       (919)
Proceeds from sale of Series B preferred stock............     96,400          --          --
Proceeds from sale of common stock........................         --          --      50,317
Proceeds from exercise of stock options...................      2,176         241       1,732
Cash paid in lieu of fractional shares....................         --          --         (18)
Dividends paid............................................    (56,022)    (53,206)    (49,252)
                                                            ---------    --------    --------
                                                               46,947     (53,615)    (36,640)
                                                            ---------    --------    --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS....     21,573      (6,091)      5,733
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR........      1,480       7,571       1,838
                                                            ---------    --------    --------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR..............  $  23,053    $  1,480    $  7,571
                                                            =========    ========    ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE COMPANY

     American Health Properties, Inc., a Delaware corporation (the Company, which term refers to the Company and its subsidiaries unless the context otherwise requires), is a self-administered real estate investment trust (REIT) that commenced operations in 1987. The Company has investments in health care properties, including acute care, rehabilitation, long-term acute care and psychiatric hospitals, skilled nursing, assisted living, Alzheimer's care and medical office/clinic facilities.

     Distribution of Psychiatric Group Depositary Shares On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its common stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of common stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock. The Distribution was designed to separate the economic attributes of the Company's investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living, Alzheimer's care and medical office/clinic facilities (the Core Group) and its investments in psychiatric hospitals (the Psychiatric Group) into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. In connection with the Distribution, the Company specifically assigned or, if not directly assigned, allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Core Group. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, are attributed to the Company's Core Group for financial accounting and reporting purposes. The Series B Depositary Shares, and the Series B Preferred Stock represented thereby, rank senior to the Company's Core Group Common Stock and its Psychiatric Group Depositary Shares with respect to dividend payments and liquidation rights. Attribution of the components of the Company's capital structure to its Core Group and Psychiatric Group for financial accounting and reporting purposes does not affect the legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock, Series B Depositary Shares or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

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

     Real Estate Properties The Company records properties at cost and recognizes depreciation on a straight-line basis over the estimated useful lives of the buildings and improvements (21 to 42 years).

     Impairment of Real Estate Properties and Notes Receivable The Company reviews the carrying value of its real estate properties and notes receivable for possible impairment of value whenever events or changes in

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES circumstances indicate that the carrying amounts may not be recoverable. In general, an impairment of such assets would be indicated if the estimated future cash flows expected to result from the use of such assets and their eventual disposition is less than their carrying amounts.

     Deferred Income Fees received, net of related direct costs, associated with the origination or amendment of leases and mortgages are deferred and amortized at a constant effective rate over the remaining term of the related leases and mortgage notes receivable.

     Deferred Costs Deferred financing costs are amortized over the term of the related debt at a constant effective rate.

     Federal Income Taxes The Company intends at all times to operate so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code. As such, the Company generally will not be subject to federal income tax to the extent it distributes to shareholders at least 100% of its taxable income.

     Qualification as a REIT under Sections 856 to 860 of the Internal Revenue Code applies to the Company as a whole, rather than the Core Group or Psychiatric Group individually. Dividends paid by the Company on its Core Group Common Stock, Series B Depositary Shares and Psychiatric Group Depositary Shares must be sufficient in the aggregate for the Company to meet the minimum distribution requirements of the Internal Revenue Code. The Company's earnings and profits as a whole, without reference to the Core Group or Psychiatric Group individually, is used to determine the taxable character of dividends paid to holders of its Core Group Common Stock, Series B Depositary Shares and Psychiatric Group Depositary Shares, with earnings and profits allocated first to Series B Depositary Shares.

     Earnings and profits, which determine the taxable character of dividends paid to stockholders, differ from net income for financial reporting purposes due primarily to timing differences in the recognition of deferred income, impairment losses and various accruals and differences between the estimated useful lives used to compute depreciation for financial statement purposes and a 40-year life generally used in determining earnings and profits. The cost basis of the Company's real estate properties is generally the same for financial reporting and earnings and profits purposes, except for properties written down for financial reporting purposes and properties for which the previous owner's basis is required to be carried forward for tax purposes.

     New Accounting Standards In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", and as required, restated per share amounts for all prior periods presented. The adoption of SFAS No. 128 has not materially impacted the Company's financial statements. The required adoption in 1998 of SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is not expected to have a material impact on the Company's financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

REAL ESTATE PROPERTIES

     The following table summarizes the Company's investment in health care real estate properties as of December 31, 1997:

                                                                          BUILDINGS AND       TOTAL       ACCUMULATED
                                                      STATE     LAND      IMPROVEMENTS     INVESTMENT     DEPRECIATION
                                                      -----    -------    -------------    -----------    ------------
                                                                               (IN THOUSANDS)
ACUTE CARE HOSPITALS:
Chesterfield General Hospital.......................   SC      $   720      $ 10,687        $ 11,407        $    950
Cleveland Regional Medical Center...................   TX          300         8,000           8,300           1,186
Desert Valley Hospital..............................   CA        1,755        24,650          26,405           1,898
Frye Regional Medical Center........................   NC        1,247        44,202          45,449          12,103
Irvine Medical Center...............................   CA       17,987        57,013          75,000           9,562
Kendall Regional Medical Center.....................   FL        4,163        64,849          69,012          17,256
Lucy Lee Hospital...................................   MO          404        23,162          23,566           5,929
Marlboro Park Hospital..............................   SC          640         7,153           7,793             636
North Fulton Regional Hospital......................   GA        4,149        42,042          46,191           9,220
Palm Beach Gardens Medical Center...................   FL        4,024        41,624          45,648          11,231
Pioneer Valley Hospital.............................   UT        1,997        47,469          49,466           2,410
Shannon Health System, St. John's Campus............   TX          255        16,197          16,452           2,542
Tarzana Hospital of Encino-Tarzana
  Regional Medical Center...........................   CA       12,421        61,279          73,700          17,026
                                                               -------      --------        --------        --------
                                                                50,062       448,327         498,389          91,949
                                                               -------      --------        --------        --------
ALZHEIMER'S CARE FACILITIES:
Pine Haven I Alzheimer's Community..................   TX          225         3,475           3,700             181
Pine Haven II Alzheimer's Community.................   TX          265         3,759           4,024              78
                                                               -------      --------        --------        --------
                                                                   490         7,234           7,724             259
                                                               -------      --------        --------        --------
ASSISTED LIVING FACILITIES:
Cambria Lodge.......................................   TX          300         4,882           5,182             168
Garrison Creek Lodge................................   WA          219         5,429           5,648             198
Sherwood Place......................................   TX          220         4,814           5,034             155
Summer Wind Residence...............................   ID          110         2,890           3,000             169
                                                               -------      --------        --------        --------
                                                                   849        18,015          18,864             690
                                                               -------      --------        --------        --------
LONG-TERM ACUTE CARE HOSPITAL:
Comprehensive Care Hospital of Amarillo.............   TX          810         5,300           6,110              11
                                                               -------      --------        --------        --------
MEDICAL OFFICE/CLINIC FACILITIES:
Casa Blanca Clinic (1)..............................   AZ        1,900        18,675          20,575              56
Fannin Medical Buildings(1).........................   TX        2,850        49,184          52,034             256
Northpark Professional Building.....................   FL           --        10,628          10,628             177
Park Plaza Professional Building....................   TX        1,100        15,831          16,931              44
Walsh Medical Arts Center...........................   CA          285         8,515           8,800             798
                                                               -------      --------        --------        --------
                                                                 6,135       102,833         108,968           1,331
                                                               -------      --------        --------        --------
PSYCHIATRIC HOSPITALS:
Northpointe Behavioral Health System................   FL        1,457           543           2,000              81
Rock Creek Center...................................   IL          440         6,065           6,505           1,331
The Retreat.........................................   FL        1,200         2,202           3,402             330
                                                               -------      --------        --------        --------
                                                                 3,097         8,810          11,907           1,742
                                                               -------      --------        --------        --------
REHABILITATION HOSPITALS:
HCA Wesley Rehabilitation Hospital..................   KS        1,938        12,659          14,597           1,833
MountainView Regional Rehabilitation Hospital.......   WV           --        11,718          11,718           1,879
Northwest Arkansas Rehabilitation Hospital..........   AR          962         8,124           9,086           1,320
                                                               -------      --------        --------        --------
                                                                 2,900        32,501          35,401           5,032
                                                               -------      --------        --------        --------
SKILLED NURSING FACILITIES:
Arkansas Manor Nursing Home.........................   CO          154         3,912           4,066             369
Cornerstone Care Center.............................   CO          125         4,731           4,856             345
Douglas Manor.......................................   AZ          175         2,446           2,621             174
Safford Care Center.................................   AZ          100         4,834           4,934             333
                                                               -------      --------        --------        --------
                                                                   554        15,923          16,477           1,221
                                                               -------      --------        --------        --------
                                                               $64,897      $638,943        $703,840        $102,235
                                                               =======      ========        ========        ========

---------------

(1) Casa Blanca Clinic represents four separate facilities leased together under a master lease. Fannin Medical Buildings represents two separate facilities leased together under a master lease, one of which is encumbered by a $17,922 mortgage note payable.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     A substantial portion of the Company's properties are leased to single-tenant operators under "net" leases pursuant to which the lessees are responsible for all maintenance, repairs, taxes, and insurance of the leased properties. The leases provide for the payment of minimum base rent and additional rent during the fixed term and any renewal terms. Additional rent is generally based on the increase in annual gross revenues of the related facility or consumer price index as specified in the lease agreements. The Company has the right to approve capital expenditures at such properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Company's increased investment. At December 31, 1997, the Company had no commitments to fund capital expenditures pursuant to these rights and obligations.

     Many of the Company's medical office/clinic facilities are leased to multiple tenants on a gross or modified net basis pursuant to which the Company, as lessor, is responsible for a portion of the operating costs of the building, including but not limited to the cost of maintenance, repairs, insurance and taxes on the leased properties. In addition, the Company is in general initially responsible for capital expenditures, leasing commissions and tenant improvements at these buildings, subject to reimbursement from tenants in some instances.

     At December 31, 1997, the Company had construction in progress of $4,729,000, representing the funded amount of commitments totaling $17 million for the development of two skilled nursing facilities in Las Vegas, Nevada. Subsequent to year-end, the Company completed the acquisition of three medical office facilities in separate transactions totaling approximately $41.1 million. The Company has a $35 million forward funding commitment to develop up to five assisted living facilities to be managed by an experienced operator of assisted living facilities. The Company has a similar commitment of $22.5 million to develop up to 11 Alzheimer's care facilities to be managed by an experienced operator of Alzheimer's care facilities. The Company also has agreed to provide $9.4 million of real estate financing to an experienced operator of long-term acute care facilities for which there are currently no identified projects.

     Six of the Company's acute care properties are leased to subsidiaries of American Medical International, Inc. (AMI), a subsidiary of Tenet Healthcare Corporation. The six leases are covered by cross-default provisions and the lease obligations are unconditionally guaranteed by AMI. In 1997, revenues from these leases accounted for 48% of the Company's total revenues.

     Aggregate revenues from five leases maturing in February 1999 accounted for 38% of the Company's total revenues in 1997. Four of these properties are leased to subsidiaries of AMI and the other property is leased to a subsidiary of Columbia/HCA Healthcare Corporation (Columbia). Each such lease grants the operator options, exercisable on not less than six months notice, to extend the term of the lease for eight consecutive five-year renewal terms. Base and additional rent during the first three to four extended terms would be on the same terms and conditions as the current initial term. Minimum rent during the final four to five extended terms would be fair market rental but without separate additional rent. Each lease also grants the operator options, exercisable on not less than six months notice, to purchase the leased property at fair market value at the expiration of any term of the lease.

     Future minimum annual rentals under the Company's noncancellable operating leases for calendar years 1998 through 2002 and thereafter are approximately $79,830,000, $78,870,000, $55,020,000, $50,530,000, $48,170,000 and $91,860,000,
respectively.

     The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant impairment losses on psychiatric investments and the periodic restructuring of psychiatric operator payment obligations. In 1995, the Company restructured the leases covering its two psychiatric properties in Florida, and during 1996, provided for the partial deferral of rental and interest obligations related to one of these properties and the partial deferral of rental obligations of

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES its psychiatric property in Illinois. The Company recorded an $11 million charge in the first quarter of 1997 for impairment of the carrying value of its two psychiatric investments in Florida. Later in 1997, the owner of one of the Florida hospitals ceased operations and a restructuring of the other Florida hospital's obligations to the Company was completed. The initial lease term of the psychiatric property in Illinois, originally scheduled to expire in December 1997, was extended until March 31, 1998. In addition, the $2,500,000 balance outstanding under a revolving credit agreement provided to the operator of the Illinois property matured June 30, 1997, and, although the operator has continued to make interest payments, the principal balance remains past due. Negotiations with the existing operator for renewal of the current lease and extension or repayment of the revolving credit agreement are continuing. Although management currently believes that the recorded amounts of its psychiatric investments are realizable, if the psychiatric operators are unable to adapt to the fundamental ongoing changes in the psychiatric industry successfully and consistently mitigate the negative impact of the ongoing changes on their financial performance, the Company may be required to restructure payment obligations further, identify alternative operators, pursue alternative uses for or dispositions of the properties and/or recognize additional impairment losses on its psychiatric investments. If the Company is required to take any of these actions, various costs are likely to be incurred by the Company in an effort to protect, maintain and pursue alternatives for its investments. The Company does not currently intend to make new investments in the psychiatric sector, and over time, may sell, restructure or seek other means to reduce its investments in the psychiatric sector. The Company sold two of its psychiatric properties in 1995 and continues to encourage each of the psychiatric operators to pursue financing alternatives which would enable them to acquire the properties and/or repay their borrowings from the Company, as the case may be. Subject to the rights of the holders of the Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, and any other preferred stock of the Company then outstanding, the Company expects to use the net proceeds of any future psychiatric property sales and/or psychiatric operator borrowing repayments to repay then outstanding inter-Group loans or other debt owed by the Psychiatric Group and to distribute all remaining net proceeds, if any, in cash or common stock to holders of Psychiatric Group Depositary Shares. The Company cannot be assured that the efforts of psychiatric operators to obtain alternative financing will be successful or, if successful, that the amounts of such financing would be sufficient to enable the Company to realize the carrying amounts of its psychiatric investments. The dividend on the Company's Psychiatric Group Depositary Shares is determined each quarter based upon the operating results of the Company's Psychiatric Group. Historically, the level of dividends of the Psychiatric Group have varied quarter-to-quarter. Any significant advance of additional funds to psychiatric hospital operators, modification of terms covering the rental or interest obligations of its psychiatric properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Company's Psychiatric Group results of operations and cash flows, as well as on the quarterly dividend payment on Psychiatric Group Depositary Shares. In addition to the foregoing, future operating results, cash flows and dividends of the Company's Psychiatric Group will be affected by changes in the level of additional rent and interest, interest rate adjustments on mortgage notes receivable, the amount of additional financial advisory fees and, to the extent necessary, various costs which might be incurred in an effort to protect, maintain and pursue alternatives for its psychiatric investments.

MORTGAGE NOTES RECEIVABLE

     Total Life Care Hospital $4,221,000 The Company has funded $4.2 million of a $4.4 million mortgage note receivable secured by a first mortgage and security interest in the real property of a long-term acute care facility in Houston, Texas. The note has an initial term of ten years with two ten-year renewal terms. The initial term maturity date is June 30, 2007. The interest rate on the note is 10.50% with interest only payable monthly through June 30, 1999 and monthly principal and interest payments of $40,000 payable thereafter.

     Four Winds Hospital -- Saratoga $18,065,000 The Company has a mortgage note receivable secured by a first mortgage and security interest in the real property of Four Winds Hospital, a psychiatric facility, in Saratoga Springs, New York. The note has an initial term of ten years with two optional ten-year extension

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES terms. The initial term maturity date is June 30, 1999. The interest rate on the note is 12.42% with interest only payable monthly through June 30, 1995 and monthly principal and interest payments of $194,000 payable thereafter. During an extension term, the interest rate on the note will be reset to the lesser of
(i) 325 basis points over the ten-year treasury rate at commencement of an extension term or (ii) various indexed rates for various reset periods specified in the note agreement and selected by the borrower during the first two years of an extension term. If reset at December 31, 1997, the interest rate on the note would have been approximately 9.0%.

     Four Winds Hospital -- Katonah $27,600,000 The Company has a mortgage note receivable secured by a first mortgage and security interest in the real property of Four Winds Hospital, a psychiatric facility, in Katonah, New York. The note has an initial term of ten years with two optional ten-year extension terms. The initial term maturity date is November 30, 2002. The annual interest rate on the note was 13.07%, 13.44% and 13.80%, in 1995, 1996 and 1997, respectively, and increases .36% annually thereafter until reaching 14.49% where it remains through maturity. Interest only is payable monthly.

     The Company has recorded a $7,950,000 reserve for impairment of its two Four Winds mortgage notes receivable and records interest on such mortgage notes as interest payments are received.

     Pursuant to the terms of the mortgage notes receivable, the Company may receive additional interest each year based on the increase in annual operating revenues of the related facility. The Company may provide permanent financing for capital additions at the facilities.

     The carrying amount of mortgage notes receivable is a reasonable estimate of fair value, as the pricing and terms of the notes are indicative of current rates and credit risk.

OTHER NOTES RECEIVABLE

     The Company has provided financing at variable rates to certain psychiatric hospital operators under revolving credit agreements. Borrowings under the credit agreements are subject to compliance with various covenants and are partially secured by accounts receivable and other personal property of the operators. During 1997, $1,725,000 of outstanding borrowings were written off by the Company as part of an $11 million impairment loss recorded on psychiatric investments. As of December 31, 1997, $2,500,000 was outstanding under a revolving credit agreement provided to one psychiatric hospital operator at a weighted average contractual interest rate of 12.25%. Although the $2,500,000 outstanding balance under the revolving credit agreement matured June 30, 1997, the operator has continued to make interest payments while negotiations for extension or repayment of the revolving credit agreement are continuing.

     The pricing and terms of other notes receivable are indicative of current rates and credit risk, and therefore, the current carrying amount of these financial instruments is a reasonable estimate of fair value.

DIRECT FINANCING LEASES

     In connection with its investments in certain acute and long-term care properties, the Company also has provided equipment leasing for terms of five to seven years which are classified as direct financing leases. As of December 31, 1997, the Company's aggregate net investment in these direct financing leases was $3,053,000, represented by total minimum lease payments receivable of $3,504,000 less unearned income of $451,000. Future minimum annual lease payments under these leases for calendar years 1998 through 2002 are approximately $1,342,000, $1,342,000, $704,000, $94,000 and $22,000,
respectively.

DEBT

     Bank Loans Payable The Company has a $250 million unsecured revolving credit agreement with a syndicate of banks that matures on December 31, 2000 and bears an annual facility fee based on the total

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES commitment. This agreement provides for interest on outstanding borrowings based on, at the Company's election, LIBOR plus a margin, a rate bid by the lenders, or the prime rate. The margin on LIBOR borrowings and the annual facility fee may vary and are dependent upon various conditions, including the Company's debt ratings and the level of borrowings outstanding. Currently, the Company's LIBOR margin is 62.5 basis points and the annual facility fee is 25 basis points.

     The weighted average amount of borrowings under bank credit agreements outstanding during 1997, 1996 and 1995 was $6,151,000, $21,622,000 and
$27,467,000 at weighted average interest rates of 7.1%, 6.4% and 7.5%, respectively. The maximum amount outstanding under bank credit agreements in 1997, 1996 and 1995 was $48,500,000, $53,000,000 and $73,000,000, respectively.
As of December 31, 1997, the Company had no outstanding borrowings under its bank credit agreement.

     The duration of borrowings under the Company's unsecured revolving credit agreement is generally less than 90 days at variable pricing indicative of current short-term borrowing rates. Accordingly, carrying amount is a reasonable estimate of fair value.

     Mortgage Note Payable In connection with the acquisition of a medical office building in Houston, Texas, a mortgage note payable in the amount of $17,956,000 was assumed. The remaining balance at December 31, 1997 was $17,922,000 with an interest rate of 8.30%. The note is secured by a first mortgage and security interest in the real property and requires a monthly payment of principal and interest of approximately $158,000 with the remaining principal balance due at maturity on June 15, 2011.

     The carrying amount of the mortgage note payable is a reasonable estimate of fair value, as the pricing and terms of the note are indicative of current rates and credit terms.

     Senior Notes Payable At December 31, 1996, the Company had $72 million of 11.45% unsecured senior notes payable outstanding that were issued pursuant to a $125 million private placement in 1989 and $80 million of 10.41% unsecured senior notes payable outstanding that were issued pursuant to a $100 million private placement in 1990. The weighted average amount of borrowings under these senior note issues during 1997, 1996 and 1995 was $22,800,000, $178,250,000 and
$211,000,000 at weighted average effective interest rates of 11.06%, 11.03% and 11.06%, respectively. In February 1997, the Company prepaid the $152 million outstanding balance of these senior note issues resulting in an extraordinary charge in the first quarter of 1997 of $11,427,000 consisting of a make-whole premium and other costs related to the prepayment.

     As of December 31, 1996, the estimated fair value of the Company's senior notes payable was $163 million based on an estimate of rates available to the Company for debt with similar terms.

     In January 1997, the Company completed a $220 million public debt offering of unsecured senior notes payable, issuing $100 million of notes with a coupon rate of 7.05% due January 15, 2002 (2002 Notes) and $120 million of notes with a coupon rate of 7.50% due January 15, 2007 (2007 Notes). The 2002 Notes and 2007 Notes have effective interest rates of approximately 7.34% and 7.74%, respectively. Interest is payable at the coupon rates semi-annually on January 15th and July 15th.

     The fair value of the Company's 2002 Notes and 2007 Notes is based on the quoted market price of the notes as traded over-the-counter. As of December 31, 1997, the estimated fair value of the 2002 Notes and 2007 Notes was $225 million.

     Subordinated Convertible Bonds Payable The Company's Convertible Dual Currency Subordinated Bonds (the Swiss Bonds) were sold in Switzerland pursuant to public subscription in 1990. The Swiss Bonds have a coupon rate of 8.5% and are convertible at the option of the holder at any time until July 9, 2000 into shares of the Company's common stock at a conversion price of $23.45 per share and a fixed exchange rate of Sfr. 1.41 per U.S. $1.00. There were no conversions of Swiss Bonds in the last three years. Final redemption of the 1,491 remaining Swiss Bonds will be made in U.S. dollars of $7,455,000 on July 19, 2000 provided additional conversions or redemption have not occurred earlier. Interest on outstanding Swiss Bonds is payable

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES annually in arrears in Swiss francs in July. Accrued and accreted interest is not paid on Swiss Bonds converted into common stock. The Company has reserved approximately 225,000 unissued shares of common stock for potential future Swiss Bond conversions.

     The fair value of the Company's subordinated convertible bonds payable is based on the quoted market price of the bonds as traded in Switzerland. As of December 31, 1997 and 1996, the estimated fair value of subordinated convertible bonds payable was $7,259,000 and $6,757,000, respectively.

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

     Annual Maturities The aggregate amount of annual maturities of the Company's outstanding debt at December 31, 1997, for calendar years 1998 through 2002 and thereafter is $427,000, $464,000, $7,959,000, $547,000, $100,594,000
and $135,386,000, respectively.

     Interest Interest capitalized on construction in progress was $517,000, $895,000 and $198,000 in 1997, 1996 and 1995, respectively. Interest paid, net of interest capitalized, in 1997, 1996 and 1995 was $14,374,000, $21,547,000 and
$26,232,000, respectively.

PENSION PLANS

     The Company has a defined contribution pension plan covering all of its employees. Pension expense in 1997, 1996 and 1995 was $207,000, $247,000 and $238,000, respectively.

     The Company has an unfunded defined benefit pension plan covering non-employee members of its Board of Directors elected prior to 1997 upon completion of sixty months of membership on the Board. The benefits, limited to ten years, are based on years of service and the annual base director fee in effect as of the date a director ceases to be a member of the Board.

     The following tables set forth the amounts recognized in the Company's financial statements:

     Actuarial present value of benefit obligations:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Vested benefit obligation...................................  $806,000    $767,000
                                                              --------    --------
Accumulated benefit obligation..............................  $862,000    $800,000
                                                              --------    --------
Projected benefit obligation................................  $874,000    $807,000
Unrecognized prior service cost.............................        --      (7,000)
Unrecognized net gain.......................................   101,000     144,000
                                                              --------    --------
Pension liability...........................................  $975,000    $944,000
                                                              ========    ========

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     Components of net pension cost:

                                                       1997        1996        1995
                                                     --------    --------    --------
Current service cost...............................  $ 52,000    $ 95,000    $ 80,000
Interest cost......................................    59,000      53,000      50,000
Amortization of prior service cost.................     7,000      49,000      49,000
Amortization of net gain...........................   (21,000)         --     (18,000)
                                                     --------    --------    --------
Net periodic pension cost..........................  $ 97,000    $197,000    $161,000
                                                     ========    ========    ========

     Discount rates of 7.0% and 7.5% for 1997 and 1996, respectively, and a 10.0% increase in annual base director fees once every five years were used in determining the actuarial present value of the projected benefit obligation. The discount rates used in determining the net pension cost for 1997, 1996 and 1995 were 7.5%, 7.0% and 8.5%, respectively.

STOCK INCENTIVE PLANS

     The Company's stock incentive plans provide for the issuance of up to 2,600,000 shares of stock to directors and key employees of the Company. There were 884,705 shares available to grant further stock incentives at December 31, 1997. Pursuant to the terms of the Company's stock incentive plans, stock options, restricted stock, deferred shares and dividend equivalent rights (DERs) were adjusted to reflect the Distribution.

     The following is a summary of stock incentives activity:

                                             CORE GROUP COMMON STOCK                    PSYCHIATRIC GROUP DEPOSITARY SHARES
                                  ----------------------------------------------   ----------------------------------------------
                                     STOCK OPTIONS                                    STOCK OPTIONS
                                  --------------------                             --------------------
                                              WEIGHTED                                         WEIGHTED
                                              AVERAGE     DEFERRED                             AVERAGE     DEFERRED
                                   NUMBER     EXERCISE      AND       RESTRICTED    NUMBER     EXERCISE      AND       RESTRICTED
                                  OF SHARES    PRICE     DER SHARES     STOCK      OF SHARES    PRICE     DER SHARES     STOCK
                                  ---------   --------   ----------   ----------   ---------   --------   ----------   ----------
December 31, 1994...............   753,130     $25.82      27,856       32,941           --         --          --           --
  Granted/accumulated...........   183,537     $20.86      37,885       14,859           --         --       1,668           --
  Distribution adjustment.......        --     $22.60          --           --       93,668     $22.51       5,718        4,777
  Exercised/restrictions
    lapsed......................   (77,547)    $22.34     (13,922)     (16,112)          --         --          --       (1,610)
  Expired/canceled..............  (142,190)    $23.56      (5,594)     (12,639)     (21,974)    $23.04      (2,179)      (1,263)
                                  --------                -------      -------      -------                 ------       ------
December 31, 1995...............   716,930     $22.43      46,225       19,049       71,694     $22.35       5,207        1,904
  Granted/accumulated...........   161,651     $22.76      35,526        3,910           --         --       5,394           --
  Exercised/restrictions
    lapsed......................   (12,500)    $19.28          --      (13,161)          --         --          --       (1,121)
                                  --------                -------      -------      -------                 ------       ------
December 31, 1996...............   866,081     $22.54      81,751        9,798       71,694     $22.35      10,601          783
  Granted/accumulated...........   194,982     $25.37      43,122           --           --         --       5,611           --
  Exercised/restrictions
    lapsed......................  (100,000)    $21.76      (4,027)      (8,426)          --         --          --         (646)
  Expired/canceled..............   (30,000)    $29.10          --           --      (10,000)    $24.15          --           --
                                  --------                -------      -------      -------                 ------       ------
December 31, 1997...............   931,063     $23.01     120,846        1,372       61,694     $22.06      16,212          137
                                  ========                =======      =======      =======                 ======       ======

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     The following is a summary of significant ranges of outstanding and exercisable options at December 31, 1997:

                                           OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                             -----------------------------------------------   ----------------------------
                                         WEIGHTED AVERAGE
         RANGES OF           NUMBER OF      REMAINING       WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
      EXERCISE PRICES         SHARES     CONTRACTUAL LIFE    EXERCISE PRICE     SHARES      EXERCISE PRICE
      ---------------        ---------   ----------------   ----------------   ---------   ----------------
                                            (IN YEARS)
CORE GROUP COMMON STOCK
  $16.00 - $21.50             314,876          5.4               $19.72         300,430         $19.66
  $21.50 - $27.00             586,187          7.2               $24.31         378,454         $24.10
  $27.00 - $32.50              30,000          4.1               $32.06          30,000         $32.06
PSYCHIATRIC GROUP
  DEPOSITARY SHARES
  $16.00 - $21.50              32,123          4.8               $19.50          31,986         $19.50
  $21.50 - $27.00              26,571          5.4               $24.04          26,571         $24.04
  $27.00 - $32.50               3,000          4.1               $31.94           3,000         $31.94

     Restrictions on shares of restricted stock lapse annually over a period of years. Expense is determined based on the market value at the date of award and is recognized over the period such restrictions lapse.

     The exercise price of stock options is equal to the fair market value of the shares on the dates the options were granted. Stock options granted to directors become exercisable immediately or over two years and stock options granted to key employees become exercisable over two to four years. Stock options terminate ten years from the date of grant. Options on 708,884, 629,579 and 536,815 shares of Core Group Common Stock were exercisable at December 31, 1997, 1996 and 1995 with weighted average exercise prices of $22.55, $22.90 and $23.29 per share, respectively. Options on 61,557, 64,210 and 53,683 Psychiatric Group Depositary Shares were exercisable at December 31, 1997, 1996 and 1995 with weighted average exercise prices of $22.07, $22.75 and $23.21 per share, respectively.

     DERs have been granted in tandem with some of the stock options granted to key employees. At each dividend declaration date, a calculation is made to determine the number of shares that could be acquired if dividends were paid on shares under option for a period of up to five years from the date of grant and on accumulated DER shares for a period of up to ten years from the date of grant, and such number of shares are accumulated for the benefit of option holders over the term of the option grant. Upon exercise or expiration of the related option, each option holder is entitled to receive additional shares equivalent to the accumulated number of related DER shares. Expense related to the DER shares is equal to the equivalent amount of dividends used to determine the number of DER shares. Directors may elect to receive payment of their annual Board fees on a deferred basis in the form of stock of the Company. These deferred shares, and related accumulated DER shares, are issued to the director making such an election at the end of each three-year deferral period. At December 31, 1997, substantially all deferred and DER shares were issuable upon exercise of the related vested options or otherwise unrestricted.

     As allowed by SFAS 123, "Accounting for Stock-Based Compensation", the Company measures employee stock-based compensation expense using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Total stock-based compensation expense recognized under APB 25 in 1997, 1996 and 1995 was $1,427,000, $1,251,000 and $1,026,000, respectively.

     As determined under SFAS 123, the weighted average fair value at the date of grant for options to purchase Core Group Common Stock granted during 1997 and 1996 was $5.11 and $4.84 per option, respectively. The weighted average fair value at the date of grant for options granted in 1995, adjusted to

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES reflect the Distribution, was $5.32 per option for Core Group Common Stock and $5.28 per option for Psychiatric Group Depositary Shares. The fair value of options was estimated using an option pricing model with the following weighted average assumptions:

                                                               1997    1996    1995
                                                               ----    ----    ----
Expected life in years.....................................     7.4     6.7     7.2
Risk-free interest rate....................................    6.55%   5.62%   7.67%
Expected volatility........................................      15%     15%     15%
Expected dividend yield --
  Options without DERs.....................................     7.5%      8%      8%
  Options with DERs........................................       0%      0%      0%

     The weighted average fair value at the date of grant for restricted and deferred shares of Core Group Common Stock granted during 1997 and 1996 was $24.39 and $22.53 per share, respectively. The weighted average fair value at the date of grant for restricted and deferred shares granted in 1995, adjusted to reflect the Distribution, was $18.95 per share for Core Group Common Stock and $18.69 per share for Psychiatric Group Depositary Shares.

     If the fair value based method of accounting defined by SFAS 123 had been used to measure and recognize stock-based compensation expense, the pro forma effect on the reported amounts of earnings per share of the consolidated Company, the Core Group and the Psychiatric Group for 1997, 1996 and 1995 would not have been material. The pro forma effect for 1997, 1996 and 1995 may not be representative of the pro forma effect in future years because it does not take into consideration stock-based incentives granted prior to 1995.

STOCKHOLDERS' EQUITY

     Subsequent Equity Offering In February 1998, the Company completed an offering of 353,201 additional shares of Core Group Common Stock resulting in net proceeds of approximately $9.5 million.

     8 1/2% Cumulative Redeemable Preferred Stock, Series B The Company has 4,000,000 Series B Depositary Shares outstanding which represent 40,000 shares of Series B Preferred Stock. Each Series B Depositary Share represents 1/100 of a share of Series B Preferred Stock, and entitles the holder to such proportion of all the rights, preferences and privileges of the Series B Preferred Stock represented thereby. The Series B Depositary Shares, and the Series B Preferred Stock represented thereby, rank senior to the Company's Core Group Common Stock, its Series A Preferred Stock (when and if issued) and its Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, with respect to dividend payments and liquidation rights. The annual dividend rate and liquidation preference with respect to each Series B Depositary Share are $2.15 and $25, respectively (equivalent to $215 and $2,500 per share of Series B Preferred Stock, respectively). Dividends on the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, are cumulative and, if and when declared, are payable quarterly in arrears on the last day of February, May, August and November of each year. On or after October 27, 2002, the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, may be redeemed, in whole or in part, at the option of the Company at a redemption price of $25 per Series B Depositary Share (equivalent to $2,500 per share of Series B Preferred Stock), plus accrued and unpaid dividends thereon. The redemption price, other than the portion representing accrued and unpaid dividends, is payable solely out of proceeds from the sale of other capital stock of the Company. The proceeds from the sale of the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, as well as the dividends payable thereon, have been attributed to the Company's Core Group for financial accounting and reporting purposes.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     Preferred Stock Purchase Rights Plan On April 20, 1990, the Company distributed to shareholders one preferred stock purchase right (each a Right) for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase 1/100 of a share of preferred stock, Series A, par value $.01 per share (the Series A Preferred Shares), of the Company at a price of $45. The Company's Psychiatric Group Depositary Shares do not include the Rights or entitle holders thereof to receive the Rights, which are applicable only to the Company's Core Group Common Stock. The total number of Rights currently issued or issuable, including Rights issuable in connection with common stock which may be issued under the Company's stock incentive plans and upon the conversion of the Company's outstanding Swiss Bonds, is approximately 25,719,000. Approximately 257,000 Series A Preferred Shares could be purchased upon the exercise of all Rights currently issued or issuable. The number of Rights outstanding and Series A Preferred Shares issuable upon exercise, as well as the Series A Preferred Share purchase price, are subject to customary antidilution adjustments.

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

     Series A Preferred Shares issuable upon exercise of the Rights will not be redeemable. Each Series A Preferred Share will have 100 votes and will be entitled to (a) dividends in an amount equal to the greater of $1.00 or 100 times the amount of the dividends per share paid on the common stock, (b) a liquidation preference in an amount equal to the greater of $100 or 100 times the amount per share paid on the common stock and (c) a payment in connection with a business combination (in which shares of common stock are exchanged) equal to 100 times the amount per share paid on the common stock. The Series A Preferred Stock (when and if issued) rank senior to the Company's Core Group Common Stock and its Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, with respect to dividend payments and liquidation rights, but rank junior to the Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby.

EARNINGS PER SHARE

     For purposes of computing earnings per share for periods prior to the actual Distribution, the number of shares of Core Group Common Stock are assumed to be the same as the corresponding number of shares of the Company's common stock prior to the Distribution, while the number of Psychiatric Group Depositary Shares are assumed to be one-tenth of the corresponding number of shares of the Company's common stock prior to the Distribution. The following is a reconciliation of the income and share amounts used in the basic

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES and diluted per share computations of income before extraordinary item attributable to Core Group Common Stock and Psychiatric Group Depositary Shares:

                                               1997               1996               1995
                                         ----------------   ----------------   ----------------
                                         INCOME    SHARES   INCOME    SHARES   INCOME    SHARES
                                         -------   ------   -------   ------   -------   ------
                                                             (IN THOUSANDS)
ATTRIBUTABLE TO CORE GROUP
Income before extraordinary item.......  $44,107       --   $38,800       --   $36,107       --
Less Series B preferred dividend
  requirement..........................   (1,553)      --        --       --        --       --
Outstanding common shares..............       --   23,503        --   23,451        --   21,356
Deferred common shares.................       --        2        --        2        --       --
                                         -------   ------   -------   ------   -------   ------
Basic EPS components...................   42,554   23,505    38,800   23,453    36,107   21,356
Effect of dilutive potential common
  shares Stock options.................       --       94        --       40        --       16
  DERs.................................       --      104        --       65        --       49
  Subordinated convertible bonds
     payable...........................       --       --        --       --        --       --
                                         -------   ------   -------   ------   -------   ------
Diluted EPS components.................  $42,554   23,703   $38,800   23,558   $36,107   21,421
                                         =======   ======   =======   ======   =======   ======
ATTRIBUTABLE TO PSYCHIATRIC GROUP
Basic EPS components...................  $(5,918)   2,084   $ 5,579    2,084   $ 6,274    2,086
Effect of dilutive potential depositary
  shares Stock options.................       --       --        --       --        --       --
  DERs.................................       --       --        --        9        --        5
                                         -------   ------   -------   ------   -------   ------
Diluted EPS components.................  $(5,918)   2,084   $ 5,579    2,093   $ 6,274    2,091
                                         =======   ======   =======   ======   =======   ======

DIVIDENDS

     A quarterly dividend of $.545 per share for Core Group Common Stock, or approximately $12,838,000, was declared by the Board of Directors on January 23, 1998, payable on February 23, 1998 to shareholders of record on February 9, 1998. A quarterly dividend of $.62 per share for Psychiatric Group Depositary Shares, or approximately $1,292,000, was declared by the Board of Directors on January 23, 1998, payable on February 23, 1998 to shareholders of record on February 9, 1998. A dividend of $.5375 per share for Series B Depositary Shares was declared by the Board of Directors on January 23, 1998, payable March 2, 1998 to shareholders of record February 17, 1998. This dividend was for the regular quarterly period ended February 28, 1998 and approximately $717,000 was accrued at December 31, 1997. The aggregate dividends of $14,847,000 have been reflected as dividends payable in the accompanying financial statements as of December 31, 1997.

     Dividends of $2.10 per share paid on Core Group Common Stock during the year ended December 31, 1997 are characterized as $1.446 of ordinary income and $.654 of return of capital for tax purposes. Dividends of $2.80 per share paid on Psychiatric Group Depositary Shares during the year ended December 31, 1997 are characterized as $1.93 of ordinary income and $.87 of return of capital for tax purposes. A cash dividend of $.209028 per share paid on Series B Depositary Shares on December 1, 1997 is characterized entirely as ordinary income for income tax purposes.

     In general, dividends on the Company's Core Group Common Stock and Psychiatric Group Depositary Shares are limited by the Company's unsecured revolving credit agreement to 95% of cash flow available for debt service, less interest expense, plus gains on asset dispositions and certain proceeds from the disposition of Psychiatric Group assets after the repayment of Psychiatric Group indebtedness (PG Excess Proceeds). Dividends or other distributions paid out of PG Excess Proceeds will be available only for the Psychiatric Group Depositary Shares and will be limited to $30 million in the aggregate and $15 million in any calendar year.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            FIRST       SECOND     THIRD    FOURTH
                                           QUARTER      QUARTER   QUARTER   QUARTER    TOTAL
                                           --------     -------   -------   -------   --------
                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1997
Consolidated --
Revenues.................................  $ 23,333     $22,771   $22,950   $24,411   $ 93,465
Attributable to Core Group Common Stock
  and Psychiatric Group Depositary
  Shares --
  Income before extraordinary item.......  $    460(1)  $12,332   $12,268   $11,576   $ 36,636
  Extraordinary loss on debt
     prepayment..........................   (11,427)         --        --        --    (11,427)
  Net income (loss)......................   (10,967)(1)  12,332    12,268    11,576     25,209
Attributable to --
Core Group Common Stock
  Revenues...............................  $ 21,322     $21,055   $21,204   $22,721   $ 86,302
  Income before extraordinary item.......     9,930      11,129    11,087    10,408     42,554
  Extraordinary loss on debt
     prepayment..........................   (11,427)         --        --        --    (11,427)
  Net income (loss)......................    (1,497)     11,129    11,087    10,408     31,127
  Basic per share amounts --
     Income before extraordinary item....  $   0.42     $  0.47   $  0.47   $  0.44   $   1.81
     Extraordinary loss on debt
       prepayment........................     (0.48)         --        --        --      (0.49)
     Net income (loss)...................     (0.06)       0.47      0.47      0.44       1.32
  Diluted per share amounts --
     Income before extraordinary item....  $   0.42     $  0.47   $  0.47   $  0.44   $   1.80
     Extraordinary loss on debt
       prepayment........................     (0.48)         --        --        --      (0.49)
     Net income (loss)...................     (0.06)       0.47      0.47      0.44       1.31
Psychiatric Group Depositary Shares
  Revenues...............................  $  2,401     $ 2,110   $ 2,138   $ 2,067   $  8,716
  Net income (loss)......................    (9,470)(1)   1,203     1,181     1,168     (5,918)
  Basic per share amounts --
     Net income (loss)...................  $  (4.54)    $  0.58   $  0.57   $  0.56   $  (2.84)
  Diluted per share amounts --
     Net income (loss)...................  $  (4.54)    $  0.57   $  0.56   $  0.56   $  (2.84)
1996
Consolidated --
Revenues.................................  $ 22,121     $21,927   $22,138   $22,738   $ 88,924
Net income...............................    10,751      10,669    11,151    11,808     44,379
Attributable to --
Core Group Common Stock
  Revenues...............................  $ 20,186     $20,181   $20,344   $20,718   $ 81,429
  Net income.............................     9,319       9,435     9,873    10,173     38,800
  Basic per share amounts --
     Net income..........................  $   0.40     $  0.40   $  0.42   $  0.43   $   1.65
  Diluted per share amounts --
     Net income..........................  $   0.40     $  0.40   $  0.42   $  0.43   $   1.65
Psychiatric Group Depositary Shares
  Revenues...............................  $  2,355     $ 2,173   $ 2,219   $ 2,427   $  9,174
  Net income.............................     1,432       1,234     1,278     1,635      5,579
  Basic per share amounts --
     Net income..........................  $   0.69     $  0.59   $  0.61   $  0.78   $   2.68
  Diluted per share amounts --
     Net income..........................  $   0.68     $  0.59   $  0.61   $  0.78   $   2.67

---------------

(1) Includes impairment loss of $11,000 on Psychiatric Group real estate and notes receivable.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Annual Report on Form 10-K, and have issued our report thereon dated February 24, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
February 24, 1998.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

                        AMERICAN HEALTH PROPERTIES, INC.
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                                                 GROSS CARRYING AMOUNT
                                              INITIAL COST TO COMPANY                           AT DECEMBER 31, 1997(A)
                                              ------------------------     SUBSEQUENT     ------------------------------------
                                  LICENSED               BUILDINGS AND      CAPITAL                  BUILDINGS AND
     DESCRIPTION & LOCATION         BEDS       LAND      IMPROVEMENTS     IMPROVEMENTS     LAND      IMPROVEMENTS      TOTAL
     ----------------------       --------    -------    -------------    ------------    -------    -------------    --------
ACUTE CARE HOSPITALS:
Bennettsville, South Carolina...    108       $   640      $  7,153         $    --       $   640      $  7,153       $  7,793
Cheraw, South Carolina..........     66           720        10,687              --           720        10,687         11,407
Cleveland, Texas................    104           300         8,000              --           300         8,000          8,300
Hickory, North Carolina.........    275         1,247        38,753           5,449         1,247        44,202         45,449
Irvine, California..............    177        17,987        57,013              --        17,987        57,013         75,000
Miami, Florida..................    412         4,163        55,837           9,012         4,163        64,849         69,012
Palm Beach Gardens, Florida.....    204         4,024        40,976             648         4,024        41,624         45,648
Poplar Bluff, Missouri..........    201           404        19,596           3,566           404        23,162         23,566
Roswell, Georgia................    167         4,149        20,851          21,191         4,149        42,042         46,191
San Angelo, Texas...............    171           165        15,867             420           255        16,197         16,452
Tarzana, California.............    233        11,921        43,079          18,700        12,421        61,279         73,700
Victorville, California.........     77         1,755        22,245           2,405         1,755        24,650         26,405
West Valley City, Utah..........    139         1,997        47,469              --         1,997        47,469         49,466
                                              -------      --------         -------       -------      --------       --------
                                               49,472       387,526          61,391        50,062       448,327        498,389
                                              -------      --------         -------       -------      --------       --------
ALZHEIMER'S CARE FACILITIES:
Houston, Texas..................     96           225         3,420              55           225         3,475          3,700
Sugar Land, Texas...............     80           265         3,759              --           265         3,759          4,024
                                              -------      --------         -------       -------      --------       --------
                                                  490         7,179              55           490         7,234          7,724
                                              -------      --------         -------       -------      --------       --------
ASSISTED LIVING FACILITIES:
Boise, Idaho....................     60           110         2,890              --           110         2,890          3,000
El Paso, Texas..................     80           300         4,882              --           300         4,882          5,182
Odessa, Texas...................     80           220         4,814              --           220         4,814          5,034
Walla Walla, Washington.........     80           219         5,429              --           219         5,429          5,648
                                              -------      --------         -------       -------      --------       --------
                                                  849        18,015              --           849        18,015         18,864
                                              -------      --------         -------       -------      --------       --------
LONG-TERM ACUTE CARE HOSPITAL:
Amarillo, Texas.................     44           810         5,300              --           810         5,300          6,110
                                              -------      --------         -------       -------      --------       --------
MEDICAL OFFICE/CLINIC
  FACILITIES:
Apache Junction, Arizona........    n/a           218         3,589              --           218         3,589          3,807
Gilbert, Arizona................    n/a           773         6,445              --           773         6,445          7,218
Gilbert, Arizona................    n/a           609         7,726              --           609         7,726          8,335
Houston, Texas..................    n/a         1,250        38,218              --         1,250        38,218         39,468
Houston, Texas..................    n/a         1,600        10,966              --         1,600        10,966         12,566
Houston, Texas..................    n/a         1,100        15,831              --         1,100        15,831         16,931
Mesa, Arizona...................    n/a           300           915              --           300           915          1,215
Murrieta, California............    n/a           285         8,515              --           285         8,515          8,800
North Miami Beach, Florida......    n/a            --        10,628              --            --        10,628         10,628
                                              -------      --------         -------       -------      --------       --------
                                                6,135       102,833              --         6,135       102,833        108,968
                                              -------      --------         -------       -------      --------       --------


                                  ACCUMULATED         DATE OF          DATE      DEPRECIABLE
     DESCRIPTION & LOCATION       DEPRECIATION    CONSTRUCTION(B)    ACQUIRED       LIFE
     ----------------------       ------------    ---------------    --------    -----------
ACUTE CARE HOSPITALS:
Bennettsville, South Carolina...    $    636        1984 - 1993      05/02/95     30 years
Cheraw, South Carolina..........         950        1982 - 1993      05/02/95     30 years
Cleveland, Texas................       1,186        1968 - 1986      01/03/94     27 years
Hickory, North Carolina.........      12,103        1974 - 1993      02/27/87     38 years
Irvine, California..............       9,562          1990           04/23/91     40 years
Miami, Florida..................      17,256        1973 - 1994      02/27/87     38 years
Palm Beach Gardens, Florida.....      11,231        1964 - 1992      02/27/87     40 years
Poplar Bluff, Missouri..........       5,929        1980 - 1995      02/27/87     40 years
Roswell, Georgia................       9,220        1983 - 1993      02/27/87     42 years
San Angelo, Texas...............       2,542        1960 - 1991      09/30/91     40 years
Tarzana, California.............      17,026        1973 - 1994      02/27/87     34 years
Victorville, California.........       1,898        1994 - 1996      09/20/94     40 years
West Valley City, Utah..........       2,410        1983 - 1990      05/16/96     32 years
                                    --------
                                      91,949
                                    --------
ALZHEIMER'S CARE FACILITIES:
Houston, Texas..................         181          1995           12/21/95     40 years
Sugar Land, Texas...............          78          1997           03/05/97     40 years
                                    --------
                                         259
                                    --------
ASSISTED LIVING FACILITIES:
Boise, Idaho....................         169          1994           09/01/95     40 years
El Paso, Texas..................         168          1996           08/23/96     40 years
Odessa, Texas...................         155          1996           09/17/96     40 years
Walla Walla, Washington.........         198          1996           07/24/96     40 years
                                    --------
                                         690
                                    --------
LONG-TERM ACUTE CARE HOSPITAL:
Amarillo, Texas.................          11          1997           12/23/97     40 years
                                    --------
MEDICAL OFFICE/CLINIC
  FACILITIES:
Apache Junction, Arizona........          11          1995           12/10/97     28 years
Gilbert, Arizona................          19          1989           12/10/97     28 years
Gilbert, Arizona................          23          1992           12/10/97     28 years
Houston, Texas..................         199          1973           11/19/97     32 years
Houston, Texas..................          57          1985           11/19/97     32 years
Houston, Texas..................          44          1976           12/18/97     30 years
Mesa, Arizona...................           3          1976           12/10/97     28 years
Murrieta, California............         798          1991           04/01/94     40 years
North Miami Beach, Florida......         177          1993           05/07/97     40 years
                                    --------
                                       1,331
                                    --------

                        AMERICAN HEALTH PROPERTIES, INC.
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                                                 GROSS CARRYING AMOUNT
                                              INITIAL COST TO COMPANY                           AT DECEMBER 31, 1997(A)
                                              ------------------------     SUBSEQUENT     ------------------------------------
                                  LICENSED               BUILDINGS AND      CAPITAL                  BUILDINGS AND
     DESCRIPTION & LOCATION         BEDS       LAND      IMPROVEMENTS     IMPROVEMENTS     LAND      IMPROVEMENTS      TOTAL
     ----------------------       --------    -------    -------------    ------------    -------    -------------    --------
PSYCHIATRIC HOSPITALS:
Lemont, Illinois................     60           440         8,372              --           440         6,065          6,505(c)
Sunrise, Florida................    100         3,325        15,209              --         1,200         2,202          3,402(d)
Tarpon Springs, Florida.........    130         1,457         2,904              --         1,457           543          2,000(e)
                                              -------      --------         -------       -------      --------       --------
                                                5,222        26,485              --         3,097         8,810         11,907
                                              -------      --------         -------       -------      --------       --------
REHABILITATION HOSPITALS:
Fayetteville, Arkansas..........     60           962         8,124              --           962         8,124          9,086
Morgantown, West Virginia.......     80            --        10,084           1,634            --        11,718         11,718
Wichita, Kansas.................     60         1,938        12,659              --         1,938        12,659         14,597
                                              -------      --------         -------       -------      --------       --------
                                                2,900        30,867           1,634         2,900        32,501         35,401
                                              -------      --------         -------       -------      --------       --------
SKILLED NURSING FACILITIES:
Denver, Colorado................    120           154         3,912              --           154         3,912          4,066
Douglas, Arizona................     64           175         2,446              --           175         2,446          2,621
Lakewood, Colorado..............    144           125         4,731              --           125         4,731          4,856
Safford, Arizona................    128           100         4,834              --           100         4,834          4,934
                                              -------      --------         -------       -------      --------       --------
                                                  554        15,923              --           554        15,923         16,477
                                              -------      --------         -------       -------      --------       --------
                                              $66,432      $594,128         $63,080       $64,897      $638,943       $703,840
                                              =======      ========         =======       =======      ========       ========


                                  ACCUMULATED         DATE OF          DATE      DEPRECIABLE
     DESCRIPTION & LOCATION       DEPRECIATION    CONSTRUCTION(B)    ACQUIRED       LIFE
     ----------------------       ------------    ---------------    --------    -----------
PSYCHIATRIC HOSPITALS:
Lemont, Illinois................       1,331          1989           12/31/92     21 years
Sunrise, Florida................         330          1988           08/15/90     21 years
Tarpon Springs, Florida.........          81        1928 - 1993      08/15/90     21 years
                                    --------
                                       1,742
                                    --------
REHABILITATION HOSPITALS:
Fayetteville, Arkansas..........       1,320          1991           07/01/91     40 years
Morgantown, West Virginia.......       1,879          1991-1994      02/25/91     40 years
Wichita, Kansas.................       1,833          1992           03/16/92     40 years
                                    --------
                                       5,032
                                    --------
SKILLED NURSING FACILITIES:
Denver, Colorado................         369          1971           06/13/95     27 Years
Douglas, Arizona................         174          1982           07/28/95     34 Years
Lakewood, Colorado..............         345          1970-1974      06/13/95     35 Years
Safford, Arizona................         333          1982           07/28/95     35 Years
                                    --------
                                       1,221
                                    --------
                                    $102,235
                                    ========

---------------

(a) The cost basis of the properties for Federal income tax purposes is the same as the gross carrying amount; except for those properties for which a write-down was recorded in 1997 and 1994 and the property in Cheraw, South Carolina for which the previous owner's basis of $3.7 million is required to be carried forward.

(b) Most properties have had improvements since their initial construction. The range of dates reflects the construction date of the original structures through the latest date of improvements.

(c) This property was conveyed to the Company in December 1992 in connection with the restructuring and forgiveness of a mortgage note receivable. The $21.4 million mortgage note receivable had been written down in June 1992 to $10 million. Subsequent recovery of a $1.1 million interest reserve fund from the mortgagee reduced the Company's recorded investment in the note to $8.8 million (net of unamortized fees) which became the Company's basis in the property upon its conveyance. The property was subsequently written down by $2.3 million, net, in 1994.

(d) This property was written down by $6.6 million, net in 1994 and $5.9 million, net in 1997.

(e) This property was written down by $3.4 million, net in 1997.

                        AMERICAN HEALTH PROPERTIES, INC.
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION ACTIVITY:

                                     1997                      1996                      1995
                            -----------------------   -----------------------   -----------------------
                                       ACCUMULATED               ACCUMULATED               ACCUMULATED
                              COST     DEPRECIATION     COST     DEPRECIATION     COST     DEPRECIATION
                            --------   ------------   --------   ------------   --------   ------------
Balance at Beginning of
  Year....................  $606,593     $ 90,139     $595,876     $82,435      $565,995     $70,617
Acquisitions..............   100,169           --           --          --        39,370          --
Cost of Real Estate
  Sold....................        --           --         (423)         --       (13,435)     (2,433)
Construction Projects
  Completed...............    10,134           --       15,864          --         3,645          --
Capital Improvements......        --           --        2,460          --           301          --
Real Estate Exchange......        --           --       (7,184)     (7,184)           --          --
Impairment Loss on Real
  Estate..................   (13,056)      (3,697)          --          --            --          --
Depreciation..............        --       15,793           --      14,888            --      14,251
                            --------     --------     --------     -------      --------     -------
Balance at End of Year....  $703,840     $102,235     $606,593     $90,139      $595,876     $82,435
                            ========     ========     ========     =======      ========     =======

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Health Properties, Inc.:

     We have audited the accompanying combined balance sheets of the Core Group (a business unit of American Health Properties, Inc.) as of December 31, 1997 and 1996, and the related combined statements of operations, total attributed equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the management of American Health Properties, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Core Group as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
February 24, 1998.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                       CORE GROUP COMBINED BALANCE SHEETS

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997         1996
                                                              ---------    --------
                                                                 (IN THOUSANDS)
Real estate properties
  Buildings and improvements................................  $ 630,133    $526,756
  Accumulated depreciation..................................   (100,493)    (85,451)
                                                              ---------    --------
                                                                529,640     441,305
  Land......................................................     61,800      54,875
  Construction in progress..................................      4,729       4,834
                                                              ---------    --------
                                                                596,169     501,014
Mortgage note receivable....................................      4,221          --
Direct financing leases.....................................      3,053       3,695
Revolving inter-Group loan to Psychiatric Group.............      3,379       4,183
Fixed rate inter-Group loan to Psychiatric Group............      9,175       9,175
Cash and short-term investments.............................     23,053       1,480
Receivables.................................................      6,489       6,260
Deferred financing costs and other assets...................      6,593       2,172
                                                              ---------    --------
                                                              $ 652,132    $527,979
                                                              =========    ========

                ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY

Bank loans payable..........................................  $      --    $ 48,500
Mortgage note payable.......................................     17,922          --
Subordinated convertible bonds payable......................      6,832       6,601
Senior notes payable........................................    219,059     152,000
Accounts payable and accrued liabilities....................     12,760       7,385
Dividends payable...........................................     13,555      12,314
Deferred income.............................................      3,736       4,003
                                                              ---------    --------
                                                                273,864     230,803
                                                              ---------    --------
Commitments and contingencies
Total attributed Core Group equity..........................    378,268     297,176
                                                              ---------    --------
                                                              $ 652,132    $527,979
                                                              =========    ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                  CORE GROUP COMBINED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                (IN THOUSANDS EXCEPT PER
                                                                     SHARE AMOUNTS)
REVENUES
Rental income...............................................  $70,604    $67,499    $64,740
Mortgage interest income....................................      217         --        845
Additional rental income....................................   11,833     11,530     10,405
Other property income.......................................      187         --         --
Other interest income.......................................    1,908        721      4,894
Interest income on inter-Group loans to Psychiatric Group...    1,553      1,679      2,029
                                                              -------    -------    -------
                                                               86,302     81,429     82,913
                                                              -------    -------    -------
EXPENSES
Depreciation and amortization...............................   15,153     14,272     13,575
Property operating..........................................      334         44         43
Interest expense............................................   19,659     21,842     27,057
General and administrative..................................    6,860      6,255      5,855
                                                              -------    -------    -------
                                                               42,006     42,413     46,530
Minority interest...........................................      189        216        276
                                                              -------    -------    -------
INCOME BEFORE EXTRAORDINARY ITEM............................   44,107     38,800     36,107
EXTRAORDINARY LOSS ON DEBT PREPAYMENT.......................  (11,427)        --         --
                                                              -------    -------    -------
NET INCOME..................................................  $32,680    $38,800    $36,107
                                                              =======    =======    =======
SERIES B PREFERRED DIVIDEND REQUIREMENT.....................  $(1,553)   $    --    $    --
                                                              =======    =======    =======
ATTRIBUTABLE TO CORE GROUP COMMON STOCK --
INCOME BEFORE EXTRAORDINARY ITEM............................  $42,554    $38,800    $36,107
                                                              =======    =======    =======
NET INCOME..................................................  $31,127    $38,800    $36,107
                                                              =======    =======    =======
BASIC PER SHARE AMOUNTS
INCOME BEFORE EXTRAORDINARY ITEM............................  $  1.81    $  1.65    $  1.69
EXTRAORDINARY LOSS ON DEBT PREPAYMENT.......................  $ (0.49)   $    --    $    --
NET INCOME..................................................  $  1.32    $  1.65    $  1.69
WEIGHTED AVERAGE COMMON SHARES..............................   23,505     23,453     21,356
DILUTED PER SHARE AMOUNTS
INCOME BEFORE EXTRAORDINARY ITEM............................  $  1.80    $  1.65    $  1.69
EXTRAORDINARY LOSS ON DEBT PREPAYMENT.......................  $ (0.49)   $    --    $    --
NET INCOME..................................................  $  1.31    $  1.65    $  1.69
WEIGHTED AVERAGE COMMON SHARES AND DILUTIVE POTENTIAL COMMON
  SHARES....................................................   23,703     23,558     21,421
DIVIDENDS DECLARED PER COMMON SHARE.........................  $  2.12    $  2.04    $  1.99

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

           CORE GROUP COMBINED STATEMENTS OF TOTAL ATTRIBUTED EQUITY

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
BALANCES AT BEGINNING OF YEAR..............................  $297,176    $304,947    $259,199
Public offering of Series B Preferred Stock................    96,400          --          --
Public offering of common shares...........................        --          --      50,317
Stock incentives, net......................................     1,264       1,033       1,687
Exercise of stock options..................................     2,176         241       1,732
Net income.................................................    32,680      38,800      36,107
Dividends..................................................   (51,428)    (47,845)    (44,095)
                                                             --------    --------    --------
BALANCES AT END OF YEAR....................................  $378,268    $297,176    $304,947
                                                             ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                  CORE GROUP COMBINED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1997         1996        1995
                                                            ---------    --------    --------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income................................................  $  32,680    $ 38,800    $ 36,107
Extraordinary loss on debt prepayment.....................     11,427          --          --
Depreciation, amortization and other non-cash items.......     17,627      16,415      15,717
Deferred income...........................................       (228)       (315)       (305)
Change in receivables and other assets....................     (2,964)        384        (625)
Change in accounts payable and accrued liabilities........      5,280        (443)       (481)
                                                            ---------    --------    --------
                                                               63,822      54,841      50,413
                                                            ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties....    (92,242)    (17,142)    (48,640)
Proceeds from sale of property............................         --         423          --
Mortgage note receivable fundings.........................     (4,221)         --          --
Principal payment on mortgage note receivable.............         --          --      26,519
Construction loan fundings................................         --          --      (5,136)
Direct financing leases...................................        642       2,535      (2,414)
Paydowns on revolving inter-Group loan to Psychiatric
  Group...................................................        804       1,086       4,001
Paydowns on fixed rate inter-Group loan to Psychiatric
  Group...................................................         --          --      10,825
Administrative capital expenditures.......................        (14)        (55)        (96)
                                                            ---------    --------    --------
                                                              (95,031)    (13,153)    (14,941)
                                                            ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable...............    (48,500)     48,500     (14,500)
Proceeds from notes payable issuance......................    218,965          --          --
Prepayment of notes payable...............................   (163,176)         --          --
Principal payments on notes payable.......................         --     (49,000)    (24,000)
Principal payments on mortgage note payable...............        (34)         --          --
Financing costs paid......................................     (2,862)       (150)       (919)
Proceeds from sale of Series B preferred stock............     96,400          --          --
Proceeds from sale of common stock........................         --          --      50,317
Proceeds from exercise of stock options...................      2,176         241       1,732
Dividends paid............................................    (50,187)    (47,370)    (42,369)
                                                            ---------    --------    --------
                                                               52,782     (47,779)    (29,739)
                                                            ---------    --------    --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS....     21,573      (6,091)      5,733
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR........      1,480       7,571       1,838
                                                            ---------    --------    --------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR..............  $  23,053    $  1,480    $  7,571
                                                            =========    ========    ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

               NOTES TO CORE GROUP COMBINED FINANCIAL STATEMENTS
THE COMPANY

     American Health Properties, Inc., a Delaware corporation (the Company, which term refers to the Company and its subsidiaries unless the context otherwise requires), is a self-administered real estate investment trust (REIT) that commenced operations in 1987. The Company has investments in health care properties, including acute care, rehabilitation, long-term acute care and psychiatric hospitals, skilled nursing, assisted living, Alzheimer's care and medical office/clinic facilities.

     Distribution of Psychiatric Group Depositary Shares On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its common stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of common stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock. The Distribution was designed to separate the economic attributes of the Company's investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living, Alzheimer's care and medical office/clinic facilities (the Core Group) and its investments in psychiatric hospitals (the Psychiatric Group) into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. In connection with the Distribution, the Company directly assigned or, if not directly assigned, allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Core Group and Psychiatric Group, as more fully described below. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Core Group. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation The financial statements of the Core Group include the financial position, results of operations and cash flows of the Company's core investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living, Alzheimer's care and medical office/clinic facilities, an allocated portion of the Company's general and administrative expense, all corporate assets and liabilities and related transactions associated with the ongoing operations of the Company which are not separately identified with either operating Group, an attributed amount of inter-Group loans receivable from the Psychiatric Group and an attributed amount of the Company's stockholders' equity. The Core Group financial statements are prepared using the amounts included in the Company's consolidated financial statements.

     Although the financial statements of the Core Group and the Psychiatric Group separately report the assets, liabilities (including contingent liabilities), stockholders' equity and items of income, expense and cash flow of the Company attributed to each such Group, such attribution does not affect the legal title to assets or responsibility for liabilities of the Company or any of its subsidiaries. Furthermore, such attribution does not affect the rights of creditors of the Company or any subsidiary, including rights under financing covenants.

     Each holder of Core Group Common Stock, Series B Depositary Shares or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to risks associated with an investment in the Company and all of its businesses, assets and liabilities. Financial effects arising from one Group that affect the Company's consolidated results of operations, financial condition, cash flows or borrowing costs may also affect the results of operations, financial condition, cash flows or borrowing costs of the other Group. In addition, net losses of either Group, as well as dividends and distributions on, and repurchases or redemptions of, Core Group Common Stock, Series B Depositary Shares or Psychiatric Group Depositary Shares will reduce the funds of the Company legally available for dividends on Core Group Common Stock, Series B Depositary Shares and Psychiatric Group Depositary Shares. Accordingly, the Core Group's financial statements should be read in conjunction with the Company's consolidated financial statements and the financial statements of the Psychiatric Group.

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

     Real Estate Properties The Core Group records properties at cost and recognizes depreciation on a straight-line basis over the estimated useful lives of the buildings and improvements (27 to 42 years).

     Impairment of Real Estate Properties and Inter-Group Loans The Core Group reviews the carrying value of its real estate properties, notes receivable and inter-Group loans for the possible impairment of value whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In general, an impairment of such assets would be indicated if the estimated future cash flows expected to result from the use of such assets and their eventual disposition is less than their carrying amounts.

     Deferred Income Fees received, net of related direct costs, associated with the origination or amendment of leases and mortgages are deferred and amortized at a constant effective rate over the remaining term of the related leases and mortgage notes receivable.

     Deferred Costs Deferred financing costs are amortized over the term of the related debt at a constant effective rate.

     Federal Income Taxes The Company intends at all times to operate so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code. As such, the Company generally will not be subject to federal income tax to the extent it distributes to Shareholders at least 100% of its taxable income.

     Qualification as a REIT under Sections 856 to 860 of the Internal Revenue Code applies to the Company as a whole, rather than the Core Group or Psychiatric Group individually. Dividends paid by the Company on its Core Group Common Stock, Series B Depositary Shares and Psychiatric Group Depositary Shares must be sufficient in the aggregate for the Company to meet the minimum distribution requirements of the Internal Revenue Code. The Company's earnings and profits as a whole, without reference to the Core Group or Psychiatric Group individually, is used to determine the taxable character of dividends paid to holders of its Core Group Common Stock, Series B Depositary Shares and Psychiatric Group Depositary Shares, with earnings and profits allocated first to Series B Depositary Shares.

     Earnings and profits, which determine the taxable character of dividends paid to stockholders, differ from net income for financial reporting purposes due primarily to timing differences in the recognition of deferred income, impairment losses and various accruals and differences between the estimated useful lives used to compute depreciation for financial statement purposes and a 40-year life generally used in determining earnings and profits. The cost basis of the Company's real estate properties is generally the same for financial reporting and earnings and profits purposes, except for properties written down for financial reporting purposes and properties for which the previous owner's basis is required to be carried forward for tax purposes.

     New Accounting Standards In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", and as required, restated per share amounts for all prior periods presented. The adoption of SFAS No. 128 has not materially impacted the Core Group's financial

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES statements. The required adoption in 1998 of SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is not expected to have a material impact on the Core Group's financial statements.

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

     Historical Debt and Equity Transactions All third-party debt of the Company has been attributed to the Core Group. However, the Psychiatric Group was attributed (a) fixed rate inter-Group loans owing to the Core Group at December 31, 1994 of $20,000,000, an amount determined by the Board to be appropriate in relation to the assets and expected cash flow of the Psychiatric Group and its cash requirements and (b) revolving inter-Group loans owing to the Core Group at December 31, 1994 of $9,428,000, an amount equal to the outstanding borrowings owed to the Psychiatric Group from psychiatric hospital operators under revolving credit agreements at that date. As a result of such attributed inter-Group loans, and in light of the carrying value of each Group's assets and its other liabilities at December 31, 1994, the equity attributed to the Core Group at that date was $259,199,000 and the equity attributed to the Psychiatric Group at that date was $48,302,000.

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

     Third-Party Debt All of the Company's third-party debt ($243,813,000 and $207,101,000 at December 31, 1997 and 1996, respectively) has been attributed to the Core Group; however, the Core Group, together with the Psychiatric Group, is subject to all of the terms, restrictions and covenants relating to such third-party debt. This debt and its relevant terms are summarized in the following paragraphs.

     Bank loans payable The Company has a $250 million unsecured revolving credit agreement with a syndicate of banks that matures on December 31, 2000 and bears an annual facility fee based on the total commitment. This agreement provides for interest on outstanding borrowings based on, at the Company's election, LIBOR plus a margin, a rate bid by the lenders, or the prime rate. The margin on LIBOR borrowings and the annual facility fee may vary and are dependent upon various conditions, including the Company's debt ratings and the level of borrowings outstanding. Currently, the Company's LIBOR margin is 62.5 basis points and the annual facility fee is 25 basis points.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     The weighted average amount of borrowings under bank credit agreements outstanding during 1997, 1996 and 1995 was $6,151,000, $21,622,000 and
$27,467,000 at weighted average interest rates of 7.1%, 6.4% and 7.5%, respectively. The maximum amount outstanding under bank credit agreements in 1997, 1996 and 1995 was $48,500,000, $53,000,000 and $73,000,000, respectively.
As of December 31, 1997, the Company had no outstanding borrowings under its bank credit agreement.

     The duration of borrowings under the Company's unsecured revolving credit agreement is generally less than 90 days at variable pricing indicative of current short-term borrowing rates. Accordingly, carrying amount is a reasonable estimate of fair value.

     Mortgage note payable In connection with the acquisition of a medical office building in Houston, Texas, a mortgage note payable in the amount of $17,956,000 was assumed. The remaining balance at December 31, 1997 was $17,922,000 with an interest rate of 8.30%. The note is secured by a first mortgage and security interest in the real property and requires a monthly payment of principal and interest of approximately $158,000 with the remaining principal balance due at maturity on June 15, 2011.

     The carrying amount of the mortgage note payable is a reasonable estimate of fair value, as the pricing and terms of the note are indicative of current rates and credit terms.

     Senior notes payable At December 31, 1996, the Company had $72 million of 11.45% unsecured senior notes payable outstanding that were issued pursuant to a $125 million private placement in 1989 and $80 million of 10.41% unsecured senior notes payable outstanding that were issued pursuant to a $100 million private placement in 1990. The weighted average amount of borrowings under these senior note issues during 1997, 1996 and 1995 was $22,800,000, $178,250,000 and
$211,000,000 at weighted average effective interest rates of 11.06%, 11.03% and 11.06%, respectively. In February 1997, the Company prepaid the $152 million outstanding balance of these senior note issues resulting in an extraordinary charge in the first quarter of 1997 of $11,427,000 consisting of a make-whole premium and other costs related to the prepayment.

     As of December 31, 1996, the estimated fair value of the Company's senior notes payable was $163 million based on an estimate of rates available to the Company for debt with similar terms.

     In January 1997, the Company completed a $220 million public debt offering of unsecured senior notes payable, issuing $100 million of notes with a coupon rate of 7.05% due January 15, 2002 (2002 Notes) and $120 million of notes with a coupon rate of 7.50% due January 15, 2007 (2007 Notes). The 2002 Notes and 2007 Notes have effective interest rates of approximately 7.34% and 7.74%, respectively. Interest is payable at the coupon rates semi-annually on January 15th and July 15th.

     The fair value of the Company's 2002 Notes and 2007 Notes is based on the quoted market price of the notes as traded over-the-counter. As of December 31, 1997, the estimated fair value of the 2002 Notes and 2007 Notes was $225 million.

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

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     The fair value of the Company's subordinated convertible bonds payable is based on the quoted market price of the bonds as traded in Switzerland. As of December 31, 1997 and 1996, the estimated fair value of subordinated convertible bonds payable was $7,259,000 and $6,757,000, respectively.

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

     Annual maturities The aggregate amount of annual maturities of the Company's outstanding debt at December 31, 1997, for calendar years 1998 through 2002 and thereafter, is $427,000, $464,000, $7,959,000, $547,000, $100,594,000
and $135,386,000, respectively.

     Interest Interest capitalized on construction in progress was $517,000, $895,000 and $198,000 in 1997, 1996 and 1995, respectively. Interest paid, net of interest capitalized, in 1997, 1996 and 1995 was $14,374,000, $21,547,000 and
$26,232,000, respectively.

     Inter-Group Loans The weighted average outstanding amount of revolving inter-Group loans owed by the Psychiatric Group to the Core Group during 1997, 1996 and 1995 was $3,415,000, $4,666,000 and $5,497,000 at weighted average interest rates of 10.44%, 10.27% and 10.82%, respectively.

     The weighted average outstanding amount of fixed rate inter-Group loans owed by the Psychiatric Group to the Core Group during 1997, 1996 and 1995 was $9,175,000, $9,175,000 and $10,979,000 at a weighted average interest rate of 13% for all three years. There were no new fixed rate loans made to the Psychiatric Group during these three years. Paydowns in 1995 were received from the net proceeds from sales of Psychiatric Group real estate investments.

     Repayment of inter-Group loans by the Psychiatric Group is primarily dependent upon the amount and timing of sales of the Psychiatric Group's assets and paydowns received by the Psychiatric Group on borrowings provided to a psychiatric hospital operator under a revolving credit agreement. The Core Group received $4,325,000 of revolving inter-Group loan repayments and $10,825,000 of fixed rate inter-Group loan repayments in 1995 from the Psychiatric Group as a result of operator borrowing paydowns and asset sales.

     The Company's Board has established certain management policies relating to the Core Group's inter-Group loans to the Psychiatric Group. Under the policies currently in effect, which may be modified or rescinded at any time in the sole discretion of the Company's Board, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group are limited to a maximum of $7,870,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar by any permanent repayment in the future of borrowings under a revolving credit agreement provided to a Psychiatric Group hospital operator; provided that the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000. Except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced by the Core Group to the Psychiatric Group.

     If the Psychiatric Group sells any assets out of the ordinary course, the net proceeds from such sales (after transaction costs and reserves for contingencies) will be applied, first, to repay revolving inter-Group loans owed by the Psychiatric Group to the Core Group to the extent of outstanding borrowings provided to a psychiatric hospital operator under a revolving credit agreement associated with the asset sold, second, to repay the outstanding fixed rate inter-Group loans owed by the Psychiatric Group to the Core Group (until repaid in full), and third, to repay other revolving inter-Group loans owed by the Psychiatric Group to the Core Group (until repaid in full), before any remaining net proceeds from such sales may be used to make distributions to holders of Psychiatric Group Depositary Shares.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

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

     Revolving inter-Group loans owed by the Psychiatric Group to the Core Group are unsecured, bear interest at a floating rate equal to the prevailing prime rate plus 2% (10.50% at December 31, 1997) and are prepayable without premium at any time, at the option of the Board.

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

     Equity Transactions Subsequent to the Distribution Subsequent to the Distribution, the proceeds of Core Group Common Stock issuances and the issuance of Series B Depositary Shares, as well as cash required to fund Core Group Common Stock dividends or repurchases and Series B Depositary Share dividends or redemptions are attributed solely to the Core Group and the proceeds of Psychiatric Group Depositary Share issuances (e.g., upon exercise of management stock options) as well as cash required to fund Psychiatric Group Depositary Share dividends or repurchases are attributed solely to the Psychiatric Group.

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

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

REAL ESTATE PROPERTIES

     The following table summarizes the Core Group's investment in health care real estate properties as of December 31, 1997:

                                                            BUILDINGS
                                                               AND           TOTAL       ACCUMULATED
                                                 LAND      IMPROVEMENTS    INVESTMENT    DEPRECIATION
                                               --------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
ACUTE CARE HOSPITALS:
Chesterfield General Hospital..........   SC   $    720      $ 10,687       $ 11,407       $    950
Cleveland Regional Medical Center......   TX        300         8,000          8,300          1,186
Desert Valley Hospital.................   CA      1,755        24,650         26,405          1,898
Frye Regional Medical Center...........   NC      1,247        44,202         45,449         12,103
Irvine Medical Center..................   CA     17,987        57,013         75,000          9,562
Kendall Regional Medical Center........   FL      4,163        64,849         69,012         17,256
Lucy Lee Hospital......................   MO        404        23,162         23,566          5,929
Marlboro Park Hospital.................   SC        640         7,153          7,793            636
North Fulton Regional Hospital.........   GA      4,149        42,042         46,191          9,220
Palm Beach Gardens Medical Center......   FL      4,024        41,624         45,648         11,231
Pioneer Valley Hospital................   UT      1,997        47,469         49,466          2,410
Shannon Health System, St. John's
  Campus...............................   TX        255        16,197         16,452          2,542
Tarzana Hospital of Encino-Tarzana
  Regional Medical Center..............   CA     12,421        61,279         73,700         17,026
                                               --------      --------       --------       --------
                                                 50,062       448,327        498,389         91,949
                                               --------      --------       --------       --------
ALZHEIMER'S CARE FACILITIES:
Pine Haven I Alzheimer's Community.....   TX        225         3,475          3,700            181
Pine Haven II Alzheimer's Community....   TX        265         3,759          4,024             78
                                               --------      --------       --------       --------
                                                    490         7,234          7,724            259
                                               --------      --------       --------       --------
ASSISTED LIVING FACILITIES:
Cambria Lodge..........................   TX        300         4,882          5,182            168
Garrison Creek Lodge...................   WA        219         5,429          5,648            198
Sherwood Place.........................   TX        220         4,814          5,034            155
Summer Wind Residence..................   ID        110         2,890          3,000            169
                                               --------      --------       --------       --------
                                                    849        18,015         18,864            690
                                               --------      --------       --------       --------
LONG-TERM ACUTE CARE HOSPITAL:
Comprehensive Care Hospital of
  Amarillo.............................   TX        810         5,300          6,110             11
                                               --------      --------       --------       --------
MEDICAL OFFICE/CLINIC FACILITIES:
Casa Blanca Clinic(1)..................   AZ      1,900        18,675         20,575             56
Fannin Medical Buildings(1)............   TX      2,850        49,184         52,034            256
Northpark Professional Building........   FL         --        10,628         10,628            177
Park Plaza Professional Building.......   TX      1,100        15,831         16,931             44
Walsh Medical Arts Center..............   CA        285         8,515          8,800            798
                                               --------      --------       --------       --------
                                                  6,135       102,833        108,968          1,331
                                               --------      --------       --------       --------
REHABILITATION HOSPITALS:
HCA Wesley Rehabilitation Hospital.....   KS      1,938        12,659         14,597          1,833
MountainView Regional Rehabilitation
  Hospital.............................   WV         --        11,718         11,718          1,879
Northwest Arkansas Rehabilitation
  Hospital.............................   AR        962         8,124          9,086          1,320
                                               --------      --------       --------       --------
                                                  2,900        32,501         35,401          5,032
                                               --------      --------       --------       --------

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                                                            BUILDINGS
                                                               AND           TOTAL       ACCUMULATED
                                                 LAND      IMPROVEMENTS    INVESTMENT    DEPRECIATION
                                               --------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
SKILLED NURSING FACILITIES:
Arkansas Manor Nursing Home............   CO        154         3,912          4,066            369
Cornerstone Care Center................   CO        125         4,731          4,856            345
Douglas Manor..........................   AZ        175         2,446          2,621            174
Safford Care Center....................   AZ        100         4,834          4,934            333
                                               --------      --------       --------       --------
                                                    554        15,923         16,477          1,221
                                               --------      --------       --------       --------
                                               $ 61,800      $630,133       $691,933       $100,493
                                               ========      ========       ========       ========

---------------

(1) Casa Blanca Clinic represents four separate facilities leased together under a master lease. Fannin Medical Buildings represents two separate facilities leased together under a master lease, one of which is encumbered by a $17,922 mortgage note payable.

     A substantial portion of the Core Group's properties are leased to single-tenant operators under "net" leases pursuant to which the lessees are responsible for all maintenance, repairs, taxes, and insurance of the leased properties. The leases provide for the payment of minimum base rent and additional rent during the fixed term and any renewal terms. Additional rent is generally based on the increase in annual gross revenues of the related facility or consumer price index as specified in the lease agreements. The Core Group has the right to approve capital expenditures at such properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Core Group's increased investment. At December 31, 1997, the Core Group had no commitments to fund capital expenditures pursuant to these rights and obligations.

     Many of the Core Group's medical office/clinic facilities are leased to multiple tenants on a gross or modified net basis pursuant to which the Core Group, as lessor, is responsible for a portion of the operating costs of the building, including but not limited to the cost of maintenance, repairs, insurance and taxes on the leased properties. In addition, the Core Group is in general initially responsible for capital expenditures, leasing commissions and tenant improvements at these buildings, subject to reimbursement from tenants in some instances.

     At December 31, 1997, the Core Group had construction in progress of $4,729,000, representing the funded amount of commitments totaling $17 million for the development of two skilled nursing facilities in Las Vegas, Nevada. Subsequent to year-end, the Core Group completed the acquisition of three medical office facilities in separate transactions totaling approximately $41.1 million. The Core Group has a $35 million forward funding commitment to develop up to five assisted living facilities to be managed by an experienced operator of assisted living facilities. The Core Group has a similar commitment of $22.5 million to develop up to 11 Alzheimer's care facilities to be managed by an experienced operator of Alzheimer's care facilities. The Core Group also has agreed to provide $9.4 million of real estate financing to an experienced operator of long-term acute care facilities for which there are currently no identified projects.

     Six of the Core Group's acute care properties are leased to subsidiaries of American Medical International, Inc. (AMI), a subsidiary of Tenet Healthcare Corporation. The six leases are covered by cross-default provisions and the lease obligations are unconditionally guaranteed by AMI. In 1997, revenues from these leases accounted for 51% of the Core Group's total revenues.

     Aggregate revenues from five leases maturing in February 1999 accounted for 41% of the Core Group's total revenues in 1997. Four of these properties are leased to subsidiaries of AMI and the other property is leased to a subsidiary of Columbia/HCA Healthcare Corporation. Each such lease grants the operator

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES options, exercisable on not less than six months notice, to extend the term of the lease for eight consecutive five-year renewal terms. Base and additional rent during the first three to four extended terms would be on the same terms and conditions as the current initial term. Minimum rent during the final four to five extended terms would be fair market rental but without separate additional rent. Each lease also grants the operator options, exercisable on not less than six months notice, to purchase the leased property at fair market value at the expiration of any term of the lease.

     Future minimum annual rentals under the Core Group's noncancellable operating leases for calendar years 1998 through 2002 and thereafter are approximately $79,160,000, $78,450,000, $54,740,000, $50,530,000, $48,170,000
and $91,860,000, respectively.

MORTGAGE NOTE RECEIVABLE

     Total Life Care Hospital $4,221,000 The Core Group has funded $4.2 million of a $4.4 million mortgage note receivable secured by a first mortgage and security interest in the real property of a long-term acute care facility in Houston, Texas. The note has an initial term of ten years with two ten-year renewal terms. The initial term maturity date is June 30, 2007. The interest rate on the note is 10.50% with interest only payable monthly through June 30, 1999 and monthly principal and interest payments of $40,000 payable thereafter.

     Pursuant to the terms of the mortgage note receivable, the Core Group may receive additional interest each year based on the increase in annual operating revenues of the facility.

     The carrying amount of the mortgage note receivable is a reasonable estimate of fair value, as the pricing and terms of the note are indicative of current rates and credit risk.

DIRECT FINANCING LEASES

     In connection with its investments in certain acute and long-term care properties, the Core Group also has provided equipment leasing for terms of five to seven years which are classified as direct financing leases. As of December 31, 1997, the Core Group's aggregate net investment in these direct financing leases was $3,053,000, represented by total minimum lease payments receivable of $3,504,000 less unearned income of $451,000. Future minimum annual lease payments under these leases for calendar years 1998 through 2002 are approximately $1,342,000, $1,342,000, $704,000, $94,000 and $22,000,
respectively.

PENSION PLANS

     The Company has a defined contribution pension plan covering all of its employees. Pension expense allocated to the Core Group in 1997, 1996 and 1995 was $188,000, $222,000 and $210,000, respectively.

     The Company has an unfunded defined benefit pension plan covering non-employee members of its Board of Directors elected prior to 1997 upon completion of sixty months of membership on the Board. The benefits, limited to ten years, are based on years of service and the annual base director fee in effect as of the date a director ceases to be a member of the Board. Net periodic pension cost allocated to the Core Group in 1997, 1996 and 1995 was $88,000, $177,000 and $142,000, respectively. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding this plan.

STOCK INCENTIVE PLANS

     The Company's stock incentive plans provide for the issuance of shares of the Company's stock to directors and key employees as stock incentives. Pursuant to the terms of the Company's stock incentive plans, stock options, restricted stock, deferred shares and dividend equivalent rights (DERs) were adjusted to reflect the Distribution. As allowed by SFAS 123, "Accounting for Stock-Based Compensation", the Company

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES measures employee stock-based compensation expense using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Total stock-based compensation expense recognized under APB 25 and allocated to the Core Group in 1997, 1996 and 1995 was $1,319,000, $1,139,000 and $961,000, respectively. If the fair value based method of accounting defined by SFAS 123 had been used to measure and recognize stock-based compensation expense, the pro forma effect on the reported amounts of earnings per share of the Core Group for 1997, 1996 and 1995 would not have been material. The pro forma effect for 1997, 1996 and 1995 may not be representative of the pro forma effect in future years because it does not take into consideration stock-based incentives granted prior to 1995. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding the Company's stock incentive plans.

ATTRIBUTED EQUITY

     Subsequent Equity Offering In February 1998, the Company completed an offering of 353,201 additional shares of Core Group Common Stock resulting in net proceeds of approximately $9.5 million.

     8 1/2% Cumulative Redeemable Preferred Stock, Series B The Company has 4,000,000 Series B Depositary Shares outstanding which represent 40,000 shares of Series B Preferred Stock. Each Series B Depositary Share represents 1/100 of a share of Series B Preferred Stock, and entitles the holder to such proportion of all the rights, preferences and privileges of the Series B Preferred Stock represented thereby. The Series B Depositary Shares, and the Series B Preferred Stock represented thereby, rank senior to the Company's Core Group Common Stock, its Series A Preferred Stock (when and if issued) and its Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, with respect to dividend payments and liquidation rights. The annual dividend rate and liquidation preference with respect to each Series B Depositary Share are $2.15 and $25, respectively (equivalent to $215 and $2,500 per share of Series B Preferred Stock, respectively). Dividends on the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, are cumulative and, if and when declared, are payable quarterly in arrears on the last day of February, May, August and November of each year. On or after October 27, 2002, the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, may be redeemed, in whole or in part, at the option of the Company at a redemption price of $25 per Series B Depositary Share (equivalent to $2,500 per share of Series B Preferred Stock), plus accrued and unpaid dividends thereon. The redemption price, other than the portion representing accrued and unpaid dividends, is payable solely out of proceeds from the sale of other capital stock of the Company. The proceeds from the sale of the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, as well as the dividends payable thereon, have been attributed to the Company's Core Group for financial accounting and reporting purposes.

     Preferred Stock Purchase Rights Plan The Company has a preferred stock purchase rights plan which provides for the distribution of one preferred stock purchase right (each a Right) to shareholders for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase 1/100 of a share of preferred stock, Series A, par value $.01 per share (the Series A Preferred Shares), of the Company at a price of $45. The Company's Psychiatric Group Depositary Shares do not include the Rights or entitle holders thereof to receive the Rights, which are applicable only to the Company's Core Group Common Stock. The Series A Preferred Stock (when and if issued) rank senior to the Company's Core Group Common Stock and its Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, with respect to dividend payments and liquidation rights, but rank junior to the Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding the Company's preferred stock purchase rights plan.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

EARNINGS PER SHARE

     For purposes of computing earnings per share for periods prior to the actual Distribution, the number of shares of Core Group Common Stock are assumed to be the same as the corresponding number of shares of the Company's common stock prior to the Distribution. The following is a reconciliation of the income and share amounts used in the basic and diluted per share computations of income before extraordinary item attributable to Core Group Common Stock:

                                                1997               1996               1995
                                          ----------------   ----------------   ----------------
                                          INCOME    SHARES   INCOME    SHARES   INCOME    SHARES
                                          -------   ------   -------   ------   -------   ------
                                                              (IN THOUSANDS)
Income before extraordinary item........  $44,107       --   $38,800       --   $36,107       --
Less Series B preferred dividend
  requirement...........................   (1,553)      --        --       --        --       --
Outstanding common shares...............       --   23,503        --   23,451        --   21,356
Deferred common shares..................       --        2        --        2        --       --
                                          -------   ------   -------   ------   -------   ------
Basic EPS components....................   42,554   23,505    38,800   23,453    36,107   21,356
Effect of dilutive potential common
  shares
  Stock options.........................       --       94        --       40        --       16
  DERs..................................       --      104        --       65        --       49
  Subordinated convertible bonds
     payable............................       --       --        --       --        --       --
                                          -------   ------   -------   ------   -------   ------
Diluted EPS components..................  $42,554   23,703   $38,800   23,558   $36,107   21,421
                                          =======   ======   =======   ======   =======   ======

DIVIDENDS

     A quarterly dividend of $.545 per share for Core Group Common Stock, or approximately $12,838,000, was declared by the Board of Directors on January 23, 1998, payable on February 23, 1998 to shareholders of record on February 9, 1998. A dividend of $.5375 per share for Series B Depositary Shares was declared by the Board of Directors on January 23, 1998, payable March 2, 1998 to shareholders of record February 17, 1998. This dividend was for the regular quarterly period ended February 28, 1998 and approximately $717,000 was accrued at December 31, 1997. The aggregate dividends of $13,555,000 have been reflected as dividends payable in the accompanying financial statements as of December 31, 1997.

     Dividends of $2.10 per share paid on Core Group Common Stock during the year ended December 31, 1997 are characterized as $1.446 of ordinary income and $.654 of return of capital for tax purposes. A cash dividend of $.209028 per share paid on Series B Depositary Shares on December 1, 1997 is characterized entirely as ordinary income for income tax purposes.

     In general, dividends on the Company's Core Group Common Stock and Psychiatric Group Depositary Shares are limited by the Company's unsecured revolving credit agreement to 95% of cash flow available for debt service, less interest expense, plus gains on asset dispositions and certain proceeds from the disposition of Psychiatric Group assets after the repayment of Psychiatric Group indebtedness (PG Excess Proceeds). Dividends or other distributions paid out of PG Excess Proceeds will be available only for the Psychiatric Group Depositary Shares and will be limited to $30 million in the aggregate and $15 million in any calendar year.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               FIRST     SECOND     THIRD    FOURTH
                                              QUARTER    QUARTER   QUARTER   QUARTER    TOTAL
                                              --------   -------   -------   -------   --------
                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1997
Revenues....................................  $ 21,322   $21,055   $21,204   $22,721   $ 86,302
Attributable to Core Group Common Stock --
  Income before extraordinary item..........  $  9,930   $11,129   $11,087   $10,408   $ 42,554
  Extraordinary loss on debt prepayment.....   (11,427)       --        --        --    (11,427)
  Net income (loss).........................    (1,497)   11,129    11,087    10,408     31,127
  Basic per share amounts --
     Income before extraordinary item.......  $   0.42   $  0.47   $  0.47   $  0.44   $   1.81
     Extraordinary loss on debt
       prepayment...........................     (0.48)       --        --        --      (0.49)
     Net income (loss)......................     (0.06)     0.47      0.47      0.44       1.32
  Diluted per share amounts --
     Income before extraordinary item.......  $   0.42   $  0.47   $  0.47   $  0.44   $   1.80
     Extraordinary loss on debt
       prepayment...........................     (0.48)       --        --        --      (0.49)
     Net income (loss)......................     (0.06)     0.47      0.47      0.44       1.31
1996
Revenues....................................  $ 20,186   $20,181   $20,344   $20,718   $ 81,429
Net income..................................     9,319     9,435     9,873    10,173     38,800
Basic per share amounts --
  Net income................................  $   0.40   $  0.40   $  0.42   $  0.43   $   1.65
Diluted per share amounts --
  Net income................................  $   0.40   $  0.40   $  0.42   $  0.43   $   1.65

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Health Properties, Inc.:

     We have audited the accompanying combined balance sheets of the Core Group (a business unit of American Health Properties, Inc.) as of December 31, 1997 and 1996, and the related combined statements of operations, total attributed equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the management of American Health Properties, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Core Group as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
February 24, 1998.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                   PSYCHIATRIC GROUP COMBINED BALANCE SHEETS

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Real estate properties
  Buildings and improvements................................  $ 8,810    $19,740
  Accumulated depreciation..................................   (1,742)    (4,688)
                                                              -------    -------
                                                                7,068     15,052
  Land......................................................    3,097      5,222
                                                              -------    -------
                                                               10,165     20,274
Mortgage notes receivable, net..............................   37,715     37,787
Other notes receivable......................................    2,500      4,457
Receivables.................................................      614        621
Other assets................................................       --        122
                                                              -------    -------
                                                              $50,994    $63,261
                                                              =======    =======

               ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Revolving inter-Group loan from Core Group..................  $ 3,379    $ 4,183
Fixed rate inter-Group loan from Core Group.................    9,175      9,175
Accounts payable and accrued liabilities....................      433         --
Dividends payable...........................................    1,292      1,667
Deferred income.............................................       22        273
                                                              -------    -------
                                                               14,301     15,298
                                                              -------    -------
Commitments and contingencies
Total attributed Psychiatric Group equity...................   36,693     47,963
                                                              -------    -------
                                                              $50,994    $63,261
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

              PSYCHIATRIC GROUP COMBINED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1997       1996      1995
                                                              -------    ------    -------
                                                                (IN THOUSANDS EXCEPT PER
                                                                     SHARE AMOUNTS)
REVENUES
Rental income...............................................  $ 1,633    $1,989    $ 3,053
Mortgage interest income....................................    6,072     5,980      5,887
Additional rental and interest income.......................      665       812        720
Other interest income.......................................      346       393        686
                                                              -------    ------    -------
                                                                8,716     9,174     10,346
                                                              -------    ------    -------
EXPENSES
Depreciation and amortization...............................      751       744        802
Property operating..........................................      190        --         --
Interest expense on inter-Group loans from Core Group.......    1,553     1,679      2,029
General and administrative..................................    1,140     1,172        941
Targeted stock issuance costs...............................       --        --        300
Impairment loss on real estate and notes receivable.........   11,000        --         --
                                                              -------    ------    -------
                                                               14,634     3,595      4,072
                                                              -------    ------    -------
NET INCOME (LOSS)...........................................  $(5,918)   $5,579    $ 6,274
                                                              =======    ======    =======
BASIC PER SHARE AMOUNTS
NET INCOME (LOSS)...........................................  $ (2.84)   $ 2.68    $  3.01
WEIGHTED AVERAGE DEPOSITARY SHARES..........................    2,084     2,084      2,086
DILUTED PER SHARE AMOUNTS
NET INCOME (LOSS)...........................................  $ (2.84)   $ 2.67    $  3.00
WEIGHTED AVERAGE DEPOSITARY SHARES
  AND DILUTIVE POTENTIAL DEPOSITARY SHARES..................    2,084     2,093      2,091
DIVIDENDS DECLARED PER DEPOSITARY SHARE.....................  $  2.62    $ 2.80    $  3.20

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

        PSYCHIATRIC GROUP COMBINED STATEMENTS OF TOTAL ATTRIBUTED EQUITY

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
BALANCES AT BEGINNING OF YEAR...............................  $47,963    $48,113    $48,302
Stock incentives, net.......................................      108        107        229
Distribution of Psychiatric Group Preferred Stock...........       --         --        (18)
Net income (loss)...........................................   (5,918)     5,579      6,274
Dividends...................................................   (5,460)    (5,836)    (6,674)
                                                              -------    -------    -------
BALANCES AT END OF YEAR.....................................  $36,693    $47,963    $48,113
                                                              =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

              PSYCHIATRIC GROUP COMBINED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1997       1996        1995
                                                              -------    -------    --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $(5,918)   $ 5,579    $  6,274
Depreciation, amortization and other non-cash items.........      859        856         867
Deferred income.............................................      (25)       (53)        (35)
Impairment loss on real estate and notes receivable.........   11,000         --          --
Change in receivables and other assets......................      126         28         (11)
Change in accounts payable and accrued liabilities..........      292        (10)        (37)
                                                              -------    -------    --------
                                                                6,334      6,400       7,058
                                                              -------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties......       --         --        (693)
Proceeds from sale of properties............................       --         --      10,825
Principal payments on mortgage notes receivable.............       72         64          24
Other notes receivable......................................      233        458       4,513
                                                              -------    -------    --------
                                                                  305        522      14,669
                                                              -------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving inter-Group loan from Core Group......     (804)    (1,086)     (4,001)
Payments on fixed rate inter-Group loan from Core Group.....       --         --     (10,825)
Cash paid in lieu of fractional shares......................       --         --         (18)
Dividends paid..............................................   (5,835)    (5,836)     (6,883)
                                                              -------    -------    --------
                                                               (6,639)    (6,922)    (21,727)
                                                              -------    -------    --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS......       --         --          --
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR..........       --         --          --
                                                              -------    -------    --------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR................  $    --    $    --    $     --
                                                              =======    =======    ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

            NOTES TO PSYCHIATRIC GROUP COMBINED FINANCIAL STATEMENTS

THE COMPANY

     American Health Properties, Inc., a Delaware corporation (the Company, which term refers to the Company and its subsidiaries unless the context otherwise requires), is a self-administered real estate investment trust (REIT) that commenced operations in 1987. The Company has investments in health care properties, including acute care, rehabilitation, long-term acute care and psychiatric hospitals, skilled nursing, assisted living, Alzheimer's care and medical office/clinic facilities.

     Distribution of Psychiatric Group Depositary Shares On July 25, 1995, the Company completed the distribution of 2,085,675 Psychiatric Group Depositary Shares to holders of its common stock (the Distribution). Shareholders received one Psychiatric Group Depositary Share for every ten shares of common stock held of record at the close of business on July 14, 1995. Each Psychiatric Group Depositary Share represents one-tenth of a share of Psychiatric Group Preferred Stock. The Distribution was designed to separate the economic attributes of the Company's investments in psychiatric hospitals (the Psychiatric Group) and its investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living, Alzheimer's care and medical office/clinic facilities (the Core Group) into two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. In connection with the Distribution, the Company directly assigned or, if not directly assigned, allocated its assets, liabilities and stockholders' equity, and its revenues, expenses and cash flow items, between the Psychiatric Group and Core Group, as more fully described below. The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Psychiatric Group. The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Core Group.

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

     Although the financial statements of the Psychiatric Group and the Core Group separately report the assets, liabilities (including contingent liabilities), stockholders' equity and items of income, expense and cash flow of the Company attributed to each such Group, such attribution does not affect the legal title to assets or responsibility for liabilities of the Company or any of its subsidiaries. Furthermore, such attribution does not affect the rights of creditors of the Company or any subsidiary, including rights under financing covenants.

     Each holder of Psychiatric Group Depositary Shares, Core Group Common Stock or Series B Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to risks associated with an investment in the Company and all of its businesses, assets and liabilities. Financial effects arising from one Group that affect the Company's consolidated results of operations, financial condition, cash flows or borrowing costs may also affect the results of operations, financial condition, cash flows or borrowing costs of the other Group. In addition, net losses of either Group, as well as dividends and distributions on, and repurchases or redemptions of, Psychiatric Group Depositary Shares, Core Group Common Stock or Series B Depositary Shares will reduce the funds of the Company legally available for dividends on Psychiatric Group Depositary Shares, Core Group Common Stock and Series B Depositary Shares. Accordingly, the Psychiatric Group's financial statements should be read in conjunction with the Company's consolidated financial statements and the financial statements of the Core Group.

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

     Real Estate Properties The Psychiatric Group records properties at cost and recognizes depreciation on a straight-line basis over 21 years, the estimated useful lives of the buildings and improvements.

     Impairment of Real Estate Properties and Notes Receivable The Psychiatric Group reviews the carrying value of its real estate properties and notes receivable for the possible impairment of value whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In general, an impairment of such assets would be indicated if the estimated future cash flows expected to result from the use of such assets and their eventual disposition is less than their carrying amounts.

     Deferred Income Fees received, net of related direct costs, associated with the origination or amendment of leases and mortgages are deferred and amortized at a constant effective rate over the remaining term of the related leases and mortgage notes receivable.

     Federal Income Taxes The Company intends at all times to operate so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code. As such, the Company generally will not be subject to federal income tax to the extent it distributes to Shareholders at least 100% of its taxable income.

     Qualification as a REIT under Sections 856 to 860 of the Internal Revenue Code applies to the Company as a whole, rather than the Core Group or Psychiatric Group individually. Dividends paid by the Company on its Core Group Common Stock, Series B Depositary Shares and Psychiatric Group Depositary Shares must be sufficient in the aggregate for the Company to meet the minimum distribution requirements of the Internal Revenue Code. The Company's earnings and profits as a whole, without reference to the Core Group or Psychiatric Group individually, is used to determine the taxable character of dividends paid to holders of its Core Group Common Stock, Series B Depositary Shares and Psychiatric Group Depositary Shares, with earnings and profits allocated first to Series B Depositary Shares.

     Earnings and profits, which determine the taxable character of dividends paid to stockholders, differ from net income for financial reporting purposes due primarily to timing differences in the recognition of deferred income, impairment losses and various accruals and differences between the estimated useful lives used to compute depreciation for financial statement purposes and a 40-year life generally used in determining earnings and profits. The cost basis of the Company's real estate properties is generally the same for financial reporting and earnings and profits purposes, except for properties written down for financial reporting purposes and properties for which the previous owner's basis is required to be carried forward for tax purposes.

     New Accounting Standards In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", and as required, restated per share amounts for all prior periods presented. The adoption of SFAS No. 128 has not materially impacted the Psychiatric Group's financial statements. The required adoption in 1998 of SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is not expected to have a material impact on the Psychiatric Group's financial statements.

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

     Historical Debt and Equity Transactions All third-party debt of the Company has been attributed to the Core Group. However, the Psychiatric Group was attributed (a) fixed rate inter-Group loans owing to the Core Group at December 31, 1994 of $20,000,000, an amount determined by the Board to be appropriate in relation to the assets and expected cash flow of the Psychiatric Group and its cash requirements and (b) revolving inter-Group loans owing to the Core Group at December 31, 1994 of $9,428,000, an amount equal to the outstanding borrowings owed to the Psychiatric Group from psychiatric hospital operators under revolving credit agreements at that date. As a result of such attributed inter-Group loans, and in light of the carrying value of each Group's assets and its other liabilities at December 31, 1994, the equity attributed to the Core Group at that date was $259,199,000 and the equity attributed to the Psychiatric Group at that date was $48,302,000.

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

     Third-Party Debt All of the Company's third-party debt ($243,813,000 and $207,101,000 at December 31, 1997 and 1996, respectively) has been attributed to the Core Group; however, the Psychiatric Group, together with the Core Group, is subject to all of the terms, restrictions and covenants relating to such third-party debt. These include limitations on secured borrowings, restrictions covering the use of proceeds from asset sales and payments of dividends and requirements relating to the maintenance of specified financial covenants, including those relating to minimum tangible net worth, fixed charge coverage and ratios of liabilities to minimum tangible net worth and asset values. The third-party debt attributed to the Core Group at December 31, 1997 includes $219,059,000 of unsecured senior notes payable, $17,922,000 of mortgage indebtedness and $6,832,000 of subordinated convertible bonds payable. The aggregate amount of annual maturities of the Company's outstanding debt at December 31, 1997, for calendar years 1998 through 2002 and thereafter is $427,000, $464,000, $7,959,000, $547,000, $100,594,000 and $135,386,000,
respectively. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding the Company's third-party debt.

     Inter-Group Loans The weighted average outstanding amount of revolving inter-Group loans owed by the Psychiatric Group to the Core Group during 1997, 1996 and 1995 was $3,415,000, $4,666,000 and $5,497,000 at weighted average interest rates of 10.44%, 10.27% and 10.82%, respectively.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     The weighted average outstanding amount of fixed rate inter-Group loans owed by the Psychiatric Group to the Core Group during 1997, 1996 and 1995 was $9,175,000, $9,175,000 and $10,979,000 at a weighted average interest rate of 13% for all three years. There were no new fixed rate loans made to the Psychiatric Group during these three years. Paydowns in 1995 were funded with the net proceeds from sales of Psychiatric Group real estate investments.

     Repayment of inter-Group loans by the Psychiatric Group is primarily dependent upon the amount and timing of sales of the Psychiatric Group's assets and paydowns received by the Psychiatric Group on borrowings provided to a psychiatric hospital operator under a revolving credit agreement. The Psychiatric Group made $4,325,000 of revolving inter-Group loan repayments and $10,825,000 of fixed rate inter-Group loan repayments in 1995 to the Core Group as a result of operator borrowing paydowns and asset sales.

     The Company's Board has established certain policies relating to the Core Group's inter-Group loans to the Psychiatric Group. Under the policies currently in effect, which may be modified or rescinded at any time in the sole discretion of the Company's Board, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group are limited to a maximum of $7,870,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar by any permanent repayment in the future of borrowings under a revolving credit agreement provided to a Psychiatric Group hospital operator; provided that the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000. Except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced by the Core Group to the Psychiatric Group.

     If the Psychiatric Group sells any assets out of the ordinary course, the net proceeds from such sales (after transaction costs and reserves for contingencies) will be applied, first, to repay revolving inter-Group loans owed by the Psychiatric Group to the Core Group to the extent of outstanding borrowings provided to a psychiatric hospital operator under a revolving credit agreement associated with the asset sold, second, to repay the outstanding fixed rate inter-Group loans owed by the Psychiatric Group to the Core Group (until repaid in full), and third, to repay other revolving inter-Group loans owed by the Psychiatric Group to the Core Group (until repaid in full), before any remaining net proceeds from such sales may be used to make distributions to holders of Psychiatric Group Depositary Shares.

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

     Revolving inter-Group loans owed by the Psychiatric Group to the Core Group are unsecured, bear interest at a floating rate equal to the prevailing prime rate plus 2% (10.50% at December 31, 1997) and are prepayable without premium at any time, at the option of the Board.

     The carrying amounts of the inter-Group loans owed by the Psychiatric Group to the Core Group are a reasonable estimate of fair value, as the pricing and terms of the loans are indicative of current rates and credit risk.

     Cash received by the Psychiatric Group in excess of required repayments of inter-Group loans owed by the Psychiatric Group may, at the option of the Company's Board, be advanced to the Core Group as

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES revolving inter-Group loans (to the extent such cash can be used beneficially by the Core Group) or otherwise be invested on behalf of the Psychiatric Group. Revolving inter-Group loans owed by the Core Group to the Psychiatric Group bear interest at a floating rate equal to the weighted average interest rate borne by the Company's revolving debt (or, for periods in which there is no such revolving debt outstanding, the interest rate at which the Company could borrow on a revolving basis), and are prepayable without premium at any time, at the option of the Board.

     Nothing in the foregoing policies obligates the Board to cause the Core Group to provide funds to the Psychiatric Group if the Board determines it is in the best interests of the Company not to do so.

     Equity Transactions Subsequent to the Distribution Subsequent to the Distribution, the proceeds of Core Group Common Stock issuances and the issuance of Series B Depositary Shares, as well as cash required to fund Core Group Common Stock dividends or repurchases and Series B Depositary Share dividends or redemptions are attributed solely to the Core Group and the proceeds of Psychiatric Group Depositary Share issuances (e.g., upon exercise of management stock options) as well as cash required to fund Psychiatric Group Depositary Share dividends or repurchases are attributed solely to the Psychiatric Group.

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

PSYCHIATRIC BUSINESS

     Fundamental changes in the psychiatric industry continue to impact negatively the facility-specific operating cash flow at the Psychiatric Group's properties. Institutions responsible for the reimbursement of care provided to patients who use inpatient psychiatric treatment services have directed efforts toward decreasing their payments for such services, thereby reducing hospital operating revenues. Some cost-cutting measures used by such institutions include decreasing the inpatient length of stay, intensively reviewing utilization, directing patients from inpatient care to outpatient care and negotiating reduced reimbursement rates for services. The wider use of psychotropic drugs also has resulted in significant declines in the average length of stay. In addition, aggressive program compliance enforcement and increased scrutiny of past and current billing practices has resulted in the filing of lawsuits against some providers and significant negative publicity which has further exacerbated the financial and operational difficulties of providers. Although the operators of the psychiatric hospitals are responding by increasing case management, developing lower cost outpatient and daypatient programs and reducing operating costs, their efforts are generally not consistently mitigating the negative impact of these fundamental psychiatric industry changes. As a result, certain of the Psychiatric Group hospital operators have not consistently met their contractual payment obligations to the Psychiatric Group as scheduled and the Psychiatric Group cannot be assured that hospital operators will be able to meet such payment obligations in the future.

     In general, the operators of the Psychiatric Group's properties have very limited access to financing for their operating and capital needs. The Psychiatric Group provided such financing under a revolving credit agreement to the operator of one of its psychiatric properties. As of December 31, 1997, outstanding borrowings under such agreement totaled $2,500,000 which amount remains outstanding even though the financing matured June 30, 1997. In the past, the Psychiatric Group has provided similar financing to other operators of its properties which have been unable to pay off their outstanding borrowings. The Psychiatric

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Group cannot be assured that the operator currently borrowing under a revolving credit agreement will be able to secure replacement financing from third-party lenders or to pay off its outstanding borrowings. To the extent the operators of the Psychiatric Group's properties have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's Board of Directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital operator, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then-existing policies), although the Company's Board of Directors is under no obligation to do so.

     As more fully discussed under "Real Estate Properties" and "Mortgage Notes Receivable", the fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant impairment losses on psychiatric investments, the periodic restructuring of psychiatric operator payment obligations and the closing of one psychiatric hospital. Although management currently believes that the recorded amounts of its psychiatric investments are realizable, if the psychiatric operators are unable to adapt to the fundamental ongoing changes in the psychiatric industry successfully and consistently mitigate the negative impact of the ongoing changes on their financial performance, the Psychiatric Group may be required to restructure payment obligations further, identify alternative operators, pursue alternative uses for or dispositions of the properties and/or recognize additional impairment losses on its psychiatric investments. If the Psychiatric Group is required to take any of these actions, various costs are likely to be incurred by the Psychiatric Group in an effort to protect, maintain and pursue alternatives for its investments. The Psychiatric Group does not currently intend to make new investments, and over time, may sell, restructure or seek other means to reduce its investments. The Psychiatric Group sold two of its psychiatric properties in 1995 and continues to encourage each of the psychiatric operators to pursue financing alternatives which would enable them to acquire the properties and/or repay their borrowings from the Psychiatric Group, as the case may be. Subject to the rights of the holders of the Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, and any other preferred stock of the Company then outstanding, the Psychiatric Group expects to use the net proceeds of any future property sales and/or operator borrowing prepayments to repay then outstanding inter-Group loans or other debt owed by the Psychiatric Group and to distribute all remaining net proceeds, if any, in cash or common stock to holders of Psychiatric Group Depositary Shares. The Psychiatric Group cannot be assured that the efforts of psychiatric operators to obtain alternative financing will be successful or, if successful, that the amounts of such financing would be sufficient to enable the Psychiatric Group to realize the carrying amounts of its investments. The Company continues to retain an investment banking firm to provide financial advisory services to the Psychiatric Group. These services include supplemental monitoring of the performance of individual assets, assistance in potential sales or restructurings of particular investments and continuing assessments of available strategic alternatives for the portfolio. The cost of the financial advisory services are specifically charged to the operating results of the Psychiatric Group.

     The Psychiatric Group's dividend is determined quarterly based upon each quarter's operating results. Historically, the level of dividends of the Psychiatric Group have varied quarter-to-quarter. Any significant advance of additional funds to operators of the Psychiatric Group's properties, modification of terms covering the rental or interest obligations of its properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Psychiatric Group results of operations and cash flows, as well as on the quarterly dividend payment on Psychiatric Group Depositary Shares. In addition to the foregoing, future operating results, cash flows and dividends of the Psychiatric Group will be affected by changes in the level of additional rent and interest, interest rate adjustments on mortgage notes receivable, the amount of additional financial advisory fees and, to the extent necessary, various costs which might be incurred in an effort to protect, maintain and pursue alternatives for its investments.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

REAL ESTATE PROPERTIES

     The following table summarizes the Psychiatric Group's investment in health care real estate properties as of December 31, 1997:

                                                               BUILDINGS
                                                                  AND          TOTAL      ACCUMULATED
                                             STATE    LAND    IMPROVEMENTS   INVESTMENT   DEPRECIATION
                                             -----   ------   ------------   ----------   ------------
                                                                      (IN THOUSANDS)
PSYCHIATRIC HOSPITALS:
Northpointe Behavioral Health System.......  FL      $1,457      $  543       $ 2,000        $   81
Rock Creek Center..........................  IL         440       6,065         6,505         1,331
The Retreat................................  FL       1,200       2,202         3,402           330
                                                     ------      ------       -------        ------
                                                     $3,097      $8,810       $11,907        $1,742
                                                     ======      ======       =======        ======

     Total revenues, including interest income from a revolving credit agreement, from Rock Creek Center, was in excess of 10% of total Psychiatric Group revenues in 1997.

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

     During 1995, the hospital owner of the Psychiatric Group's two Florida properties, Northpointe and The Retreat, was aware of and was monitoring potential wide-ranging objections by several large insurance companies with respect to claims presented for services rendered. Additionally, there had been negative stories in the national media and the local press in Florida on psychiatric care provided in Florida, including criticism of admissions policies and practice patterns at psychiatric hospitals in the state generally, and at these two hospitals. Legislative hearings had been held in Florida on these issues, and various regulatory investigations likely had been conducted or initiated. The hospitals were also experiencing operational and cash flow difficulties which negatively impacted their ability to fund their rental and interest obligations to the Psychiatric Group as they became due.

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

     In late 1996, the owner of Northpointe and The Retreat was named, together with other operators of other psychiatric facilities in Florida, in a lawsuit filed by several large insurance companies alleging widespread irregularities with respect to operations in years prior to 1995. Subsequently, adverse publicity from the lawsuit materially exacerbated the operational and financial difficulties of Northpointe and The Retreat.

     During 1997, the census at Northpointe fell significantly below the levels projected by the owner at the end of 1996 to a level which made it appear unlikely that the owner could continue operations at the facility. Although Northpointe had made its monthly base rent payments of $50,000 during the fourth quarter of 1996

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES and for January 1997, it was unable to pay its subsequent monthly base rent and interest obligations or its deferred base rent and interest obligations. Adverse publicity from the aforementioned lawsuit also began having a negative impact on The Retreat resulting in declining census and deterioration of its cash flow during 1997. Although The Retreat had made all of its rent and interest payments to the Psychiatric Group in 1996 and in 1997 through April, The Retreat made its February 1997 base rent payment from lease reserve funds and was unable to pay its $45,000 additional rent payment for the first quarter of 1997 and its $92,000 base rent payment for May 1997. The volatile circumstances at The Retreat and deterioration in cash flows and census levels appeared likely to preclude the owner from continuing operations at the facility. The owner of these two hospitals and the Psychiatric Group explored a range of options for the facilities, including the transfer of the hospitals to new operators, closing the facilities, conversion of the facilities to an alternative use or sale of the properties. As a result of this review, the Psychiatric Group recorded an $11,000,000 charge in the first quarter of 1997 for impairment of the carrying value of these two investments. Of this amount, $5,100,000 related to the Psychiatric Group's investment in Northpointe and included a $1,675,000 reserve against the entire unpaid balance under a revolving credit agreement and a $3,425,000 reduction in the carrying value of its net real estate investment in Northpointe to its estimated fair value of $2,000,000. The remaining impairment charge of $5,900,000 related to the Psychiatric Group's investment in The Retreat and included a $49,000 reserve against the entire unpaid balance under a revolving credit agreement and a $5,851,000 reduction in the carrying value of its net real estate investment in The Retreat to its estimated fair value of $3,400,000. The estimated fair values of these two investments were determined primarily based upon the discounting of estimated future cash flows and fundamental analysis.

     The financial and operational problems at the two Florida hospitals continued to worsen during 1997. The owner of the Northpointe hospital ceased operations during the second quarter of 1997. The Psychiatric Group will incur approximately $75,000 per quarter ($.04 per depositary share on a diluted basis) to protect and maintain the property while various alternatives are evaluated and pursued, including conversion of the facility to an alternative use or sale of the property. A restructuring of The Retreat's obligations to the Psychiatric Group was completed shortly after the end of the third quarter of 1997. The Retreat's restructured base rent is $35,000 per month ($105,000 per quarter or $.05 per depositary share on a diluted basis) and additional rent will not accrue or be payable until August 1, 2000. The Psychiatric Group received $105,000 ($.05 per depositary share on a diluted basis) for past base rent from the Retreat and such payment was recognized as income in the third quarter. In addition, the Psychiatric Group received a note for approximately $500,000, representing a consolidation of previous obligations owed by The Retreat. The note has a term of 32 months with monthly payments of approximately $18,000 that commenced on January 1, 1998. The note has not been recognized for financial accounting purposes. The Psychiatric Group has received all base rent payments under the restructured terms through March 1998 but has only received consolidation note payments through February 1998. Although the restructured agreement with The Retreat is a positive step in stabilizing the cash flow and operations of this facility, the Psychiatric Group cannot be assured that The Retreat will be able to continue to meet its restructured obligations or to continue operations, even if there is a change in the owner or operator of the facility or if the Psychiatric Group provides additional financial assistance. The Psychiatric Group is continuing to explore a range of options for each of the two Florida properties, including the transfer of the hospitals to new operators, conversion of the facilities to an alternative use or sale of the properties. Due to the complexity and time involved in evaluating its options, the Psychiatric Group has not yet reached a decision as to its ultimate course of action. In light of the volatile circumstances of these two properties, the Psychiatric Group cannot be assured that further impairment losses on these investments will not be required.

     In the first quarter of 1996, Rock Creek Center (RCC) in Illinois experienced certain documentation and procedural deficiencies that resulted in the denial of a substantial amount of Medicare receivables and a substantial negative adjustment to the hospital's 1995 Medicare cost report and 1996 interim Medicare reimbursement rate. These payor reimbursement issues, combined with lower than expected census during the first quarter of 1996, had an adverse impact on RCC's cash flow and its ability to fund its rental and interest

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES obligations to the Psychiatric Group in 1996 as they became due. The net book value of the Psychiatric Group's investment in RCC, including outstanding borrowings under a revolving credit agreement, as of December 31, 1997 totaled $7,675,000. In 1996, the Psychiatric Group reached an agreement with the operator for the deferral of base rent payments while the operator took certain actions to stabilize operations and implemented its revised business plan. After a period of partial rental payments, full monthly base rent payments of approximately $83,000 have been paid since November 1996. RCC's deferred rental obligations of approximately $333,000 are to be paid in the future only when the facility's cash exceeds a specified level and are not recognized as income by the Psychiatric Group until such time as they are paid. To date, no deferred rental obligations have been paid and the Psychiatric Group cannot be assured that RCC will be able to pay any of the deferred rental obligations in the future.

     The initial term of the RCC lease, originally scheduled to expire in December 1997, was extended until March 31, 1998. Although the original lease agreement provided the operator with an option to renew the lease for an additional five-year term at fair market rental, the operator did not exercise that option. However, negotiations for a renewal of the current lease with the existing operator are continuing and other operators have expressed interest in the facility. The Psychiatric Group believes that either the current lease will be renewed with the existing operator or the facility will be leased to a new operator. The Psychiatric Group cannot be assured that either of these will be accomplished or that, if accomplished, the annual minimum rent payments will be at the current level of $1,000,000. Although, the $2,500,000 balance outstanding under RCC's revolving credit agreement matured June 30, 1997, the operator has continued to make interest payments. The Psychiatric Group is considering the operator's suggestion to extend the maturity of the revolving credit agreement to correspond with the expiration of a renewed lease term, if such a renewed lease is accomplished. Should the current lease not be renewed or the revolving loan not be repaid or extended with the existing operator and a facility lease with a new operator is not accomplished, a significant negative impact to the Psychiatric Group likely will result. The Psychiatric Group's total revenue from the RCC investment for the fourth quarter and full year 1997 on a diluted basis was $.18 per share and $.69 per share, respectively.

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

     Future minimum annual rentals under the Psychiatric Group's noncancellable operating leases for calendar years 1998 through 2000 are approximately $670,000, $420,000 and $280,000, respectively. These amounts do not reflect any adjustments for the nonpayment of rent, deferrals of rent which may be granted to operators or the payment of rent previously deferred.

MORTGAGE NOTES RECEIVABLE

     Four Winds Hospital -- Saratoga $18,065,000 The Psychiatric Group has a mortgage note receivable secured by a first mortgage and security interest in the real property of Four Winds Hospital in Saratoga Springs, New York. The note has an initial term of ten years with two optional ten-year extension terms. The initial term maturity date is June 30, 1999. The interest rate on the note is 12.42% with interest only payable monthly through June 30, 1995 and monthly principal and interest payments of $194,000 payable thereafter. During an extension term, the interest rate on the note will be reset to the lesser of (i) 325 basis points over the ten-year treasury rate at commencement of an extension term or (ii) various indexed rates for various

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES reset periods specified in the note agreement and selected by the borrower during the first two years of an extension term. If reset at December 31, 1997, the interest rate on the note would have been approximately 9.0%.

     Four Winds Hospital -- Katonah $27,600,000 The Psychiatric Group has a mortgage note receivable secured by a first mortgage and security interest in the real property of Four Winds Hospital in Katonah, New York. The note has an initial term of ten years with two optional ten-year extension terms. The initial term maturity date is November 30, 2002. The annual interest rate on the note was 13.07%, 13.44% and 13.80%, in 1995, 1996 and 1997, respectively, and increases .36% annually thereafter until reaching 14.49% where it remains through maturity. Interest only is payable monthly.

     The Psychiatric Group has recorded a $7,950,000 reserve for impairment of its mortgage notes receivable and records interest on its mortgage notes as interest payments are received.

     The operator of the two New York Four Winds facilities has been working to develop an integrated behavioral health care delivery system in lower and upper New York state. Such a system has been intended to create a cost-effective response to the potential negative reimbursement consequences of the expected movement to a managed Medicaid care environment within New York which is likely to accelerate during 1998. However, it is not possible for the Psychiatric Group to predict the impact of such changes or whether the operator's system will be successful in such an environment, and the Psychiatric Group cannot be assured that some restructuring of the operator's obligations to the Psychiatric Group will not be required for the operator to remain competitive in such an environment.

     Pursuant to the terms of the mortgage notes receivable, the Psychiatric Group may receive additional interest each year based on the increase in annual operating revenues of the related facility. The Psychiatric Group may provide permanent financing for capital additions at the facilities.

     The carrying amount of mortgage notes receivable is a reasonable estimate of fair value, as the pricing and terms of the notes are indicative of current rates and credit risk.

OTHER NOTES RECEIVABLE

     The Psychiatric Group has provided financing at variable rates to certain psychiatric hospital operators under revolving credit agreements. Borrowings under the credit agreements are subject to compliance with various covenants and are partially secured by accounts receivable and other personal property of the operators. During 1997, $1,725,000 of outstanding borrowings were written off by the Psychiatric Group as part of an $11 million impairment loss. As of December 31, 1997, $2,500,000 was outstanding under a revolving credit agreement provided to one psychiatric hospital operator at a weighted average contractual interest rate of 12.25%. Although the $2,500,000 outstanding balance under the revolving credit agreement matured June 30, 1997, the operator has continued to make interest payments while negotiations for extension or repayment of the revolving credit agreement are continuing.

     The pricing and terms of other notes receivable are indicative of current rates and credit risk, and therefore, the current carrying amount of these financial instruments is a reasonable estimate of fair value.

PENSION PLANS

     The Company has a defined contribution pension plan covering all of its employees. Pension expense allocated to the Psychiatric Group in 1997, 1996 and 1995 was $19,000, $25,000 and $28,000, respectively.

     The Company has an unfunded defined benefit pension plan covering non-employee members of its Board of Directors elected prior to 1997 upon completion of sixty months of membership on the Board. The benefits, limited to ten years, are based on years of service and the annual base director fee in effect as of the date a director ceases to be a member of the Board. Net periodic pension cost allocated to the Psychiatric

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Group in 1997, 1996 and 1995 was $9,000, $20,000 and $19,000, respectively. The
Notes to the Consolidated Financial Statements of the Company should be read for further details regarding this plan.

STOCK INCENTIVE PLANS

     The Company's stock incentive plans provide for the issuance of shares of the Company's stock to directors and key employees as stock incentives. Pursuant to the terms of the Company's stock incentive plans, stock options, restricted stock, deferred shares and dividend equivalent rights (DERs) were adjusted to reflect the Distribution. As allowed by SFAS 123, "Accounting for Stock-Based Compensation", the Company measures employee stock-based compensation expense using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Total stock-based compensation expense recognized under APB 25 and allocated to the Psychiatric Group in 1997, 1996 and 1995 was $108,000, $112,000 and $65,000,
respectively. If the fair value based method of accounting defined by SFAS 123 had been used to measure and recognize stock-based compensation expense, the pro forma effect on the reported amounts of earnings per share of the Psychiatric Group for 1997, 1996 and 1995 would not have been material. The pro forma effect for 1997, 1996 and 1995 may not be representative of the pro forma effect in future years because it does not take into consideration stock-based incentives granted prior to 1995. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding the Company's stock incentive plans.

COMPANY PREFERRED EQUITY

     8 1/2% Cumulative Redeemable Preferred Stock, Series B The Company has 4,000,000 Series B Depositary Shares outstanding which represent 40,000 shares of Series B Preferred Stock. Each Series B Depositary Share represents 1/100 of a share of Series B Preferred Stock, and entitles the holder to such proportion of all the rights, preferences and privileges of the Series B Preferred Stock represented thereby. The annual dividend rate and liquidation preference with respect to each Series B Depositary Share are $2.15 and $25, respectively (equivalent to $215 and $2,500 per share of Series B Preferred Stock, respectively). Dividends on the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, are cumulative. Although the proceeds from the sale of the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, as well as the dividends payable thereon, have been attributed to the Company's Core Group for financial accounting and reporting purposes, the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, rank senior to the Company's Core Group Common Stock, its Series A Preferred Stock (when and if issued) and its Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, with respect to dividend payments and liquidation rights.

     Preferred Stock Purchase Rights Plan The Company has a preferred stock purchase rights plan which provides for the distribution of one preferred stock purchase right (each a Right) to shareholders for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase 1/100 of a share of preferred stock, Series A, par value $.01 per share (the Series A Preferred Shares), of the Company at a price of $45. The Company's Psychiatric Group Depositary Shares do not include the Rights or entitle holders thereof to receive the Rights, which are applicable only to the Company's Core Group Common Stock. The Series A Preferred Stock (when and if issued) rank senior to the Company's Core Group Common Stock and its Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, with respect to dividend payments and liquidation rights, but rank junior to the Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding the Company's preferred stock purchase rights plan.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

EARNINGS PER SHARE

     For purposes of computing earnings per share for periods prior to the actual Distribution, the number of Psychiatric Group Depositary Shares are assumed to be one-tenth of the corresponding number of shares of the Company's common stock prior to the Distribution. The following is a reconciliation of the income and share amounts used in the basic and diluted per share computations of net income attributable to Psychiatric Group Depositary Shares:

                                            1997                 1996                 1995
                                      -----------------    -----------------    -----------------
                                      INCOME     SHARES    INCOME     SHARES    INCOME     SHARES
                                      -------    ------    -------    ------    -------    ------
                                                       (IN THOUSANDS)
Basic EPS components................  $(5,918)   2,084     $ 5,579    2,084     $ 6,274    2,086
Effect of dilutive potential
  depositary shares
  Stock options.....................       --       --          --       --          --       --
  DERs..............................       --       --          --        9          --        5
                                      -------    -----     -------    -----     -------    -----
Diluted EPS components..............  $(5,918)   2,084     $ 5,579    2,093     $ 6,274    2,091
                                      =======    =====     =======    =====     =======    =====

DIVIDENDS

     A quarterly dividend of $.62 per share for Psychiatric Group Depositary Shares, or approximately $1,292,000, was declared by the Board of Directors on January 23, 1998, payable on February 23, 1998 to shareholders of record on February 9, 1998. The dividend has been reflected as dividends payable in the accompanying financial statements as of December 31, 1997. Dividends of $2.80 per share paid on Psychiatric Group Depositary Shares during the year ended December 31, 1997 are characterized as $1.93 of ordinary income and $.87 of return of capital for tax purposes.

     In general, dividends on the Company's Core Group Common Stock and Psychiatric Group Depositary Shares are limited by the Company's unsecured revolving credit agreement to 95% of cash flow available for debt service, less interest expense, plus gains on asset dispositions and certain proceeds from the disposition of Psychiatric Group assets after the repayment of Psychiatric Group indebtedness (PG Excess Proceeds). Dividends or other distributions paid out of PG Excess Proceeds will be available only for the Psychiatric Group Depositary Shares and will be limited to $30 million in the aggregate and $15 million in any calendar year.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             FIRST       SECOND      THIRD     FOURTH
                                            QUARTER      QUARTER    QUARTER    QUARTER     TOTAL
                                            -------      -------    -------    -------    -------
                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1997
Revenues.................................   $ 2,401      $2,110     $2,138     $2,067     $ 8,716
Net income (loss)........................    (9,470)(1)   1,203      1,181      1,168      (5,918)
Basic per share amounts --
  Net income (loss)......................   $ (4.54)     $ 0.58     $ 0.57     $ 0.56     $ (2.84)
Diluted per share amounts --
  Net income (loss)......................   $ (4.54)     $ 0.57     $ 0.56     $ 0.56     $ (2.84)
1996
Revenues.................................   $ 2,355      $2,173     $2,219     $2,427     $ 9,174
Net income...............................     1,432       1,234      1,278      1,635       5,579
Basic per share amounts --
  Net income.............................   $  0.69      $ 0.59     $ 0.61     $ 0.78     $  2.68
Diluted per share amounts --
  Net income.............................   $  0.68      $ 0.59     $ 0.61     $ 0.78     $  2.67

---------------

(1) Includes impairment loss of $11,000 on Psychiatric Group real estate and notes receivable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on the 27th day of March, 1998.

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
            PRINCIPAL EXECUTIVE OFFICER

              /s/ JOSEPH P. SULLIVAN                   Chairman of the Board, Chief     March 27, 1998
---------------------------------------------------    Executive Officer and
                Joseph P. Sullivan                     Director

          PRINCIPAL FINANCIAL OFFICER AND
           PRINCIPAL ACCOUNTING OFFICER

               /s/ MICHAEL J. MCGEE                    Senior Vice President and        March 27, 1998
---------------------------------------------------    Chief Financial Officer
                 Michael J. McGee

                 /s/ ROYCE DIENER                      Director                         March 27, 1998
---------------------------------------------------
                   Royce Diener

                /s/ JAMES L. FISHEL                    Director                         March 27, 1998
---------------------------------------------------
                  James L. Fishel

             /s/ JAMES D. HARPER, JR.                  Director                         March 27,1998
---------------------------------------------------
               James D. Harper, Jr.

                /s/ SHELDON S. KING                    Director                         March 27, 1998
---------------------------------------------------
                  Sheldon S. King

             /s/ JOHN P. MAMANA, M.D.                  Director                         March 27, 1998
---------------------------------------------------
               John P. Mamana, M.D.

                                                       Director
---------------------------------------------------
                  Louis T. Rosso

                                 EXHIBIT INDEX

    3.1  --   Certificate of Incorporation, as amended to date, filed as
              Exhibit 4.1 to the Company's Registration Statement on Form
              S-3 (No. 33-61895), and incorporated herein by reference.
    3.2  --   Amended and Restated Bylaws of the Company, filed as Exhibit
              3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by
              reference.
    4.1  --   Rights Agreement dated as of April 10, 1990, filed as
              Exhibit 2 to the Company's Registration Statement on Form
              8-A dated April 20, 1990, and incorporated herein by
              reference.
    4.2  --   Indenture dated as of January 15, 1997 between American
              Health Properties, Inc. and The Bank of New York as Trustee,
              filed as Exhibit 4.1 to the Company's Current Report on Form
              8-K dated January 21, 1997, and incorporated by reference.
    4.3  --   Certificate of Designations of Psychiatric Group Preferred
              Stock, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange
              Commission on August 14, 1995, and incorporated herein by
              reference.
    4.4  --   Certificate of Increase to Certificate of Designations of
              Series A Preferred Stock
    4.5  --   Certificate of Designations of Series B Preferred Stock,
              filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed November 7, 1997, and incorporated herein by reference.
   10.1  --   American Health Properties, Inc. 1988 Stock Option Plan,
              filed as Exhibit 28 to the Company's Registration Statement on Form S-8 (No. 33-25781), filed with the Securities and
              Exchange Commission on November 28, 1988, and incorporated herein by reference.
   10.2  --   American Health Properties, Inc. 1990 Stock Incentive Plan,
              filed as Exhibit B to the Company's Proxy Statement for its
              1990 Annual Meeting of Shareholders filed with the
              Securities and Exchange Commission on May 7, 1990, and
              incorporated herein by reference.
   10.3  --   Employment Agreements between the Company and Joseph P.
              Sullivan, C. Gregory Schonert and Michael J. McGee, filed as
              Exhibits 10.1, 10.2, and 10.3, respectively, to the
              Company's Current Report on Form 8-K dated January 8, 1997, and incorporated herein by reference.
   10.4  --   Employment Agreement between American Health Properties,
              Inc. and Thomas T. Schleck, filed as Exhibit 10.1 to the
              Company's Current Report on Form 8-K dated January 21, 1997, and incorporated by reference.
   10.5  --   American Health Properties, Inc. 1994 Stock Incentive Plan,
              filed as Appendix A to the Company's Proxy Statements for
              its 1994 Annual Meeting of Shareholders filed with the
              Securities and Exchange Commission on April 8, 1994, and
              incorporated herein by reference.
   10.6  --   American Health Properties, Inc. Nonqualified Stock Option
              Plan for Nonemployee Directors, filed as Appendix B to the
              Company's Proxy Statement for its 1994 Annual Meeting of
              Shareholders filed with the Securities and Exchange
              Commission on April 8, 1994, and incorporated herein by
              reference.
   10.7  --   Credit Agreement dated as of December 23, 1997 among
              American Health Properties, Inc., the financial institutions listed therein, Banque Paribas as Co-Agent, First Union Bank of North Carolina as Co-Agent, NationsBank of Texas, N.A. as
              Co-Agent and Wells Fargo Bank, N.A. as Arranger, Agent and
              Facing Bank, filed as Exhibit 10.1 to the Company's
              Registration Statement on Form S-3 (No. 333-27651), and
              incorporated herein by reference.
   10.8  --   Employment Agreement between American Health Properties,
              Inc. and Steven A. Roseman, filed as Exhibit 10.2 to the
              Company's Registration Statement on Form S-3 (No.
              333-27651), and incorporated herein by reference.
     21  --   List of subsidiaries of the Company
     23  --   Consent of Independent Public Accountants
     24  --   Powers of Attorney (included in signature page)
     27  --   Financial Data Schedule
   99.1  --   Four Winds, Inc. Financial Highlights