Form 10-K405/A
period 1997-12-31
AMERICAN HEALTH PROPERTIES INC
filed 1998-04-08
CIK 808240

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                 FORM 10-K/A-1


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

         American Health Properties Inc. hereby amends its Annual Report on Form 10-K for the year end December 31, 1997 to correct a typographical error contained in the Report of Independent Public Accountants relating to the Company's Psychiatric Group Financial Statements. No amendment has been made to such financial statements.

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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Psychiatric Group as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
February 24, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on the 7th day of April, 1998.


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


                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
            PRINCIPAL EXECUTIVE OFFICER

              /s/ JOSEPH P. SULLIVAN*                  Chairman of the Board, Chief      April 7, 1998
---------------------------------------------------    Executive Officer and
                Joseph P. Sullivan                     Director

          PRINCIPAL FINANCIAL OFFICER AND
           PRINCIPAL ACCOUNTING OFFICER

               /s/ MICHAEL J. MCGEE                    Senior Vice President and         April 7, 1998
---------------------------------------------------    Chief Financial Officer
                 Michael J. McGee

                 /s/ ROYCE DIENER*                     Director                          April 7, 1998
---------------------------------------------------
                   Royce Diener

                /s/ JAMES L. FISHEL*                   Director                          April 7, 1998
---------------------------------------------------
                  James L. Fishel

             /s/ JAMES D. HARPER, JR.*                 Director                          April 7, 1998
---------------------------------------------------
               James D. Harper, Jr.

                /s/ SHELDON S. KING*                   Director                          April 7, 1998
---------------------------------------------------
                  Sheldon S. King

             /s/ JOHN P. MAMANA, M.D.*                 Director                          April 7, 1998
---------------------------------------------------
               John P. Mamana, M.D.

                                                       Director
---------------------------------------------------
                  Louis T. Rosso



*By: /s/ Michael J. McGee
    ----------------------
    Michael J. McGee
    Attorney-in-fact

                                 EXHIBIT INDEX


    3.1  --   Certificate of Incorporation, as amended to date, filed as
              Exhibit 4.1 to the Company's Registration Statement on Form
              S-3 (No. 33-61895), and incorporated herein by reference.
    3.2  --   Amended and Restated Bylaws of the Company, filed as Exhibit
              3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by
              reference.
    4.1  --   Rights Agreement dated as of April 10, 1990, filed as
              Exhibit 2 to the Company's Registration Statement on Form
              8-A dated April 20, 1990, and incorporated herein by
              reference.
    4.2  --   Indenture dated as of January 15, 1997 between American
              Health Properties, Inc. and The Bank of New York as Trustee,
              filed as Exhibit 4.1 to the Company's Current Report on Form
              8-K dated January 21, 1997, and incorporated by reference.
    4.3  --   Certificate of Designations of Psychiatric Group Preferred
              Stock, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange
              Commission on August 14, 1995, and incorporated herein by
              reference.
   *4.4  --   Certificate of Increase to Certificate of Designations of
              Series A Preferred Stock
    4.5  --   Certificate of Designations of Series B Preferred Stock,
              filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed November 7, 1997, and incorporated herein by reference.
   10.1  --   American Health Properties, Inc. 1988 Stock Option Plan,
              filed as Exhibit 28 to the Company's Registration Statement on Form S-8 (No. 33-25781), filed with the Securities and
              Exchange Commission on November 28, 1988, and incorporated herein by reference.
   10.2  --   American Health Properties, Inc. 1990 Stock Incentive Plan,
              filed as Exhibit B to the Company's Proxy Statement for its
              1990 Annual Meeting of Shareholders filed with the
              Securities and Exchange Commission on May 7, 1990, and
              incorporated herein by reference.
   10.3  --   Employment Agreements between the Company and Joseph P.
              Sullivan, C. Gregory Schonert and Michael J. McGee, filed as
              Exhibits 10.1, 10.2, and 10.3, respectively, to the
              Company's Current Report on Form 8-K dated January 8, 1997, and incorporated herein by reference.
   10.4  --   Employment Agreement between American Health Properties,
              Inc. and Thomas T. Schleck, filed as Exhibit 10.1 to the
              Company's Current Report on Form 8-K dated January 21, 1997, and incorporated by reference.
   10.5  --   American Health Properties, Inc. 1994 Stock Incentive Plan,
              filed as Appendix A to the Company's Proxy Statements for
              its 1994 Annual Meeting of Shareholders filed with the
              Securities and Exchange Commission on April 8, 1994, and
              incorporated herein by reference.
   10.6  --   American Health Properties, Inc. Nonqualified Stock Option
              Plan for Nonemployee Directors, filed as Appendix B to the
              Company's Proxy Statement for its 1994 Annual Meeting of
              Shareholders filed with the Securities and Exchange
              Commission on April 8, 1994, and incorporated herein by
              reference.
   10.7  --   Credit Agreement dated as of December 23, 1997 among
              American Health Properties, Inc., the financial institutions listed therein, Banque Paribas as Co-Agent, First Union Bank of North Carolina as Co-Agent, NationsBank of Texas, N.A. as
              Co-Agent and Wells Fargo Bank, N.A. as Arranger, Agent and
              Facing Bank, filed as Exhibit 10.1 to the Company's
              Registration Statement on Form S-3 (No. 333-27651), and
              incorporated herein by reference.
   10.8  --   Employment Agreement between American Health Properties,
              Inc. and Steven A. Roseman, filed as Exhibit 10.2 to the
              Company's Registration Statement on Form S-3 (No.
              333-27651), and incorporated herein by reference.
    *21  --   List of subsidiaries of the Company
     23  --   Consent of Independent Public Accountants
    *24  --   Powers of Attorney (included in signature page)
    *27  --   Financial Data Schedule
  *99.1  --   Four Winds, Inc. Financial Highlights



------------
* Previously filed.