Form 10-Q
period 1998-03-31
AMERICAN HEALTH PROPERTIES INC
filed 1998-05-15
CIK 808240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 (MARK ONE)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

         SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE,
                    OUTSTANDING AT MAY 12, 1998 -- 24,102,415

     SHARES OF REGISTRANT'S PSYCHIATRIC GROUP DEPOSITARY SHARES, EACH REPRESENTING ONE-TENTH OF ONE SHARE OF PSYCHIATRIC GROUP PREFERRED STOCK, $.01 PAR VALUE, OUTSTANDING AT MAY 12, 1998 -- 2,083,931.

================================================================================

                        AMERICAN HEALTH PROPERTIES, INC.

                                 MARCH 31, 1998

                               TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                                                               PAGE
CONSOLIDATED COMPANY

Item 1.    Consolidated Condensed Financial Statements:
           Balance sheets as of March 31, 1998 and December 31, 1997  . . . . . . . . . . . . . . . . . .        2
           Statements of operations for the three months ended March 31, 1998 and 1997  . . . . . . . . .        3
           Statements of cash flows for the three months ended March 31, 1998 and 1997  . . . . . . . . .        4
           Notes to financial statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

Item 2.    Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .       10

CORE GROUP

Item 1.    Core Group Combined Condensed Financial Statements:
           Balance sheets as of March 31, 1998 and December 31, 1997  . . . . . . . . . . . . . . . . . .       18
           Statements of operations for the three months ended March 31, 1998 and 1997  . . . . . . . . .       19
           Statements of cash flows for the three months ended March 31, 1998 and 1997  . . . . . . . . .       20
           Notes to financial statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21

Item 2.    Management's Discussion and Analysis of Core Group
           Combined Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . .       24

PSYCHIATRIC GROUP

Item 1.    Psychiatric Group Combined Condensed Financial Statements:
           Balance sheets as of March 31, 1998 and December 31, 1997  . . . . . . . . . . . . . . . . . .       30
           Statements of operations for the three months ended March 31, 1998 and 1997  . . . . . . . . .       31
           Statements of cash flows for the three months ended March 31, 1998 and 1997  . . . . . . . . .       32
           Notes to financial statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33

Item 2.    Management's Discussion and Analysis of Psychiatric Group
           Combined Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . .       38

PART II   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       45

                        AMERICAN HEALTH PROPERTIES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                  March 31,   December 31,
                                                                    1998          1997
---------------------------------------------------------------   ---------    ---------
                                                                 (Unaudited)
ASSETS

Real estate investments
    Real property and mortgage notes, net                         $ 787,292    $ 745,776
    Construction in progress                                          7,147        4,729
    Accumulated depreciation                                       (107,084)    (102,235)
                                                                  ---------    ---------
                                                                    687,355      648,270
Other notes receivable and direct financing leases                    5,294        5,553
Other assets                                                         13,848       13,696
Cash and short-term investments                                       3,056       23,053
---------------------------------------------------------------   ---------    ---------
                                                                  $ 709,553    $ 690,572
===============================================================   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans payable                                                $  15,000    $      --
Mortgage note payable                                                17,819       17,922
Notes and bonds payable                                             225,975      225,891
Accounts payable and accrued liabilities                              8,980       13,193
Dividends payable                                                    15,111       14,847
Deferred income                                                       3,584        3,758
---------------------------------------------------------------   ---------    ---------
                                                                    286,469      275,611
---------------------------------------------------------------   ---------    ---------

Commitments and contingencies

Stockholders' equity
    Preferred stock $.01 par value; 1,000 shares authorized;
       8-1/2% Cumulative Redeemable Preferred Stock,
           Series B; $2,500 liquidation value;
           40 shares issued and outstanding                         100,000      100,000
       Psychiatric Group Preferred Stock;
           208 shares issued and outstanding                              2            2
    Common stock $.01 par value; 100,000 shares authorized;
       23,965 and 23,557 shares issued and outstanding                  239          236
    Additional paid-in capital                                      492,885      482,030
    Cumulative net income                                           297,276      283,453
    Cumulative dividends                                           (467,318)    (450,760)
---------------------------------------------------------------   ---------    ---------
                                                                    423,084      414,961
---------------------------------------------------------------   ---------    ---------

                                                                  $ 709,553    $ 690,572
===============================================================   =========    =========


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                          1998               1997
----------------------------------------------------   ----------          --------
REVENUES
Rental income                                            $ 21,358          $ 17,810
Mortgage interest income                                    1,653             1,517
Additional rental and interest income                       3,420             2,976
Other property income                                         335                --
Other interest income                                         241             1,030
----------------------------------------------------     --------          --------
                                                           27,007            23,333
----------------------------------------------------     --------          --------
EXPENSES
Depreciation and amortization                               4,874             3,828
Property operating                                          1,215                11
Interest expense                                            4,942             6,107
General and administrative                                  2,106             1,880
Impairment loss on real estate
  and notes receivable                                         --            11,000
----------------------------------------------------     --------          --------
                                                           13,137            22,826
Minority interest                                              47                47
----------------------------------------------------     --------          --------
INCOME BEFORE EXTRAORDINARY ITEM                           13,823               460
EXTRAORDINARY LOSS ON DEBT PREPAYMENT                          --           (11,427)
----------------------------------------------------     --------          --------

NET INCOME (LOSS)                                        $ 13,823          $(10,967)
====================================================     ========          ========

SERIES B PREFERRED DIVIDEND REQUIREMENT                  $ (2,150)         $     --
====================================================     ========          ========

ATTRIBUTABLE TO CORE GROUP COMMON STOCK
  AND PSYCHIATRIC GROUP DEPOSITARY SHARES -
      INCOME BEFORE EXTRAORDINARY ITEM                   $ 11,673          $    460
                                                         ========          ========
      NET INCOME (LOSS)                                  $ 11,673          $(10,967)
                                                         ========          ========

ATTRIBUTABLE TO -
  CORE GROUP COMMON STOCK
      Income before extraordinary item                   $ 10,434          $  9,930
      Extraordinary loss on debt prepayment              $     --          $(11,427)
      Net income (loss)                                  $ 10,434          $ (1,497)

      Basic per share amounts -
        Income before extraordinary item                 $   0.44          $   0.42
        Extraordinary loss on debt prepayment            $     --          $  (0.48)
        Net income (loss)                                $   0.44          $  (0.06)

        Weighted average common shares                     23,716            23,458

      Diluted per share amounts -
        Income before extraordinary item                 $   0.43          $   0.42
        Extraordinary loss on debt prepayment            $     --          $  (0.48)
        Net income (loss)                                $   0.43          $  (0.06)

        Weighted average common shares and
          dilutive potential common shares                 23,992            23,649

      Dividends declared per common share                $ 0.5450          $ 0.5250


  PSYCHIATRIC GROUP DEPOSITARY SHARES
      Net income (loss)                                  $  1,239          $ (9,470)

      Basic per share amounts -
        Net income (loss)                                $   0.59          $  (4.54)

        Weighted average depositary shares                  2,084             2,084

      Diluted per share amounts -
        Net income (loss)                                $   0.59          $  (4.54)

        Weighted average depositary shares and
          dilutive potential depositary shares              2,102             2,084

      Dividends declared per depositary share            $ 0.6400          $ 0.7500


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                   Three Months Ended March 31,
                                                   ----------------------------

                                                         1998          1997
------------------------------------------------------ ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $  13,823    $ (10,967)
Extraordinary loss on debt prepayment                         --       11,427
Depreciation, amortization and other non-cash items        5,503        4,498
Deferred income                                              (44)        (102)
Impairment loss on real estate and notes receivable           --       11,000
Change in other assets                                      (365)      (1,292)
Change in accounts payable and accrued liabilities        (4,343)      (1,112)
------------------------------------------------------ ---------    ---------
                                                          14,574       13,452
------------------------------------------------------ ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties   (43,776)      (1,733)
Mortgage note receivable fundings                           (179)          --
Principal payments on mortgage notes receivable               21           17
Other notes receivable                                        --           41
Direct financing leases                                      259          (77)
Administrative capital expenditures                          (13)          (1)
------------------------------------------------------ ---------    ---------
                                                         (43,688)      (1,753)
------------------------------------------------------ ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable               15,000      (48,500)
Proceeds from notes payable issuance                          --      218,965
Prepayment of notes payable                                   --     (163,176)
Principal payments on mortgage note payable                 (103)          --
Financing costs paid                                          (6)      (2,150)
Proceeds from sale of common stock                         9,475           --
Proceeds from exercise of stock options                    1,045           --
Dividends paid                                           (16,294)     (13,980)
------------------------------------------------------ ---------    ---------
                                                           9,117       (8,841)
------------------------------------------------------ ---------    ---------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS   (19,997)       2,858
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD      23,053        1,480
------------------------------------------------------ ---------    ---------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD         $   3,056    $   4,338
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

         The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Company's investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living, Alzheimer's care and medical office/clinic facilities (the Core Group). The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Company's investments in psychiatric hospitals (the Psychiatric Group). The Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, are attributed to the Company's Core Group for financial accounting and reporting purposes. The Series B Depositary Shares, and the Series B Preferred Stock represented thereby, rank senior to the Company's Core Group Common Stock and its Psychiatric Group Depositary Shares with respect to dividend payments and liquidation rights. Attribution of the components of the Company's capital structure to its Core Group and Psychiatric Group for financial accounting and reporting purposes does not affect the legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock, Series B Depositary Shares or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

         Basis of Presentation The consolidated condensed financial statements of the Company included herein have been prepared by the Company without audit and include all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with those included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The financial statements of the Core Group and the Psychiatric Group, which are included elsewhere herein, should also be read in conjunction with these financial statements.

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

         New Accounting Standards In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this statement had no impact on the Company's financial statements.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting financial and descriptive information about reportable operating segments. In general, reportable operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The required adoption in 1998 of SFAS No. 131 is not expected to have a material impact on the Company's financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



         In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits". SFAS No. 132 revises employer's disclosures about pension and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. The required adoption in 1998 of SFAS No. 132 is not expected to have a material impact on the Company's financial statements.

         Interest Paid Interest paid by the Company, net of interest capitalized, was $8,529,000 and $5,561,000 for the three months ended March 31, 1998 and 1997, respectively. The Company had $118,000 and $107,000 of capitalized interest for the three months ended March 31, 1998 and 1997, respectively.

2.  STOCKHOLDERS' EQUITY

         Equity Offering In February 1998, the Company completed an offering of 353,201 additional shares of Core Group Common Stock resulting in net proceeds of approximately $9.5 million.

         Stock Incentive Plans During the three months ended March 31, 1998, options to purchase 140,424 shares of Core Group Common Stock at a weighted average exercise price of $28.14 per share were issued pursuant to the Company's stock incentive plans. During the three months ended March 31, 1998, options to purchase 55,000 shares of Core Group Common Stock were exercised at a weighted average exercise price of $19.01 per share resulting in additional equity of $1,045,000. Options to purchase 2,000 shares of Psychiatric Group Depositary Shares at a weighted average exercise price of $16.42 per share expired during the three months ended March 31, 1998.

3.  EARNINGS PER SHARE

         The following is a reconciliation of the income and share amounts used in the basic and diluted per share computations of income before extraordinary item attributable to Core Group Common Stock and Psychiatric Group Depositary
Shares:


                                                      Three Months Ended March 31,
                                               ------------------------------------------
                                                       1998                  1997
                                               --------------------   -------------------
 (In thousands)                                 Income      Shares     Income     Shares
--------------------------------------------   --------------------   -------------------
ATTRIBUTABLE TO CORE GROUP
Income before extraordinary item               $ 12,584          --   $  9,930         --
Less Series B preferred dividend requirement     (2,150)         --         --         --
Outstanding common shares                            --      23,715         --     23,455
Deferred common shares                               --           1         --          3
                                               --------------------   -------------------
Basic EPS components                             10,434      23,716      9,930     23,458
Effect of dilutive potential common shares
    Stock options                                    --         145         --        102
    DERs                                             --         131         --         89
    Subordinated convertible bonds payable           --          --         --         --
                                               --------------------   -------------------
Diluted EPS components                         $ 10,434      23,992   $  9,930     23,649
                                               ====================   ===================

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



                                               Three Months Ended March 31,
                                          --------------------------------------
                                                1998                1997
                                          -----------------   ------------------
(In thousands)                            Income     Shares   Income     Shares
---------------------------------------   -----------------   ------------------
ATTRIBUTABLE TO PSYCHIATRIC GROUP
Basic EPS components                      $ 1,239     2,084   $(9,470)     2,084
Effect of dilutive potential
  depositary shares
    Stock options                              --        --        --         --
    DERs                                       --        18        --         --
                                          -----------------   ------------------
Diluted EPS components                    $ 1,239     2,102   $(9,470)     2,084
                                          =================   ==================

4.  COMMITMENTS

         As of March 31, 1998, the Company had funded $5.7 million of a $17 million commitment to develop two skilled nursing properties in Las Vegas, Nevada to be operated by an experienced operator of skilled nursing facilities. The Company has a $35 million forward funding commitment to develop up to five assisted living facilities to be managed by an experienced operator of assisted living facilities. As of March 31, 1998, the Company had funded $1.4 million under this commitment for the development of two facilities having total development costs of approximately $10 million. The Company has a similar commitment of $22.5 million to develop up to 11 Alzheimer's care facilities to be managed by an experienced operator of Alzheimer's care facilities. The Company also has agreed to provide an additional $9.4 million of real estate financing to an experienced operator of long-term acute care facilities for which there are currently no identified projects.

5.  STATUS OF PSYCHIATRIC GROUP INVESTMENTS

         The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant impairment losses on psychiatric investments and the periodic restructuring of psychiatric operator payment obligations in previous years. The Company recorded an $11 million charge in the first quarter of 1997 for impairment of the carrying value of its two psychiatric investments in Florida. The Northpointe property, at which the operator ceased paying its obligations to the Company in February 1997 and ceased hospital operations in the second quarter of 1997, continues to remain idle. The Company incurred costs of approximately $225,000 during the first quarter of 1998 ($.11 per Psychiatric Group Depositary Share) to protect and maintain this property, including approximately $150,000 for unexpected expenditures. Although on an ongoing basis, the Company expects to incur costs of approximately $75,000 per quarter ($.04 per Psychiatric Group Depositary Share) to protect and maintain this property while various alternatives for the property are evaluated and pursued, there can be no assurance that other unexpected costs will not be incurred. Early in the fourth quarter of 1997, a restructuring of The Retreat's obligations to the Company was completed. The Retreat's restructured base rent is $35,000 per month ($105,000 per quarter or $.05 per Psychiatric Group Depositary Share) and additional rent will not accrue or be payable until August 1, 2000. The Company has received the base rent payments under the restructured terms through May 1998 but The Retreat is currently in default on other obligations owed to the Company. Although the restructured agreement with The Retreat was a positive step in stabilizing the cash flow and operations of this facility, as evidenced by the current default, the Company cannot be assured that The Retreat will be able to continue to meet its restructured obligations or continue operations. Continued operations at The Retreat will remain in doubt even if there is a change in the owner or operator of the facility or if the Company provides additional financial assistance. The Company is continuing to explore a range of options for each of the two Florida properties, including the transfer of the hospitals to new operators, conversion of the facilities to an alternative use or sale of the properties. Due to the complexity and time involved in evaluating its options, the Company has not yet reached a decision as to its

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



ultimate course of action. In light of the volatile circumstances of these two properties, the Company cannot be assured that further impairment losses on these investments will not be required.

         Although the $2,500,000 balance outstanding under Rock Creek Center's
(RCC) revolving credit agreement matured in June 1997 and the initial term of the RCC lease expired in December 1997, RCC has continued to make interest payments on the revolving credit agreement and the Company has agreed to a short-term extension of the initial lease term to September 30, 1998 while negotiations for a long-term renewal of the lease and repayment or extension of the revolving credit agreement continue. Other local and national operators have also expressed interest in the facility. RCC has met its rent and interest obligations to the Company through May 1998, however, the Company cannot be assured that RCC will not experience future operational and cash flow difficulties as it has in the past. In addition, the Company cannot be assured that a new lease will be accomplished or that, if accomplished, the minimum rent payments will be at the current annualized level of $1,000,000. Should the current lease not be renewed on a long-term basis or the revolving loan not be repaid or extended with the existing operator and a facility lease with a new operator on similar terms as the current lease is not accomplished, a significant negative impact to the Company's Psychiatric Group likely will result. The Company's total revenue from the RCC investment for the first quarter of 1998 was $.17 per Psychiatric Group Depositary Share.

         Both New York Four Winds facilities are continuing their plans to develop a lower-cost integrated behavioral health care delivery system in lower and upper New York state. Such a system is intended to create a cost-effective response to the negative reimbursement consequences of the accelerating movement to a managed care environment within New York. Both facilities have recently begun contracting on a fixed-price basis for the entire behavioral health component of various managed care contracts. The Company cannot be assured that the facilities will be able to adequately respond to the increasing price pressures within their markets or that their new contracts will be profitable. In addition, it is not possible to predict the impact of further changes in the psychiatric industry or whether the operator's system will be successful in a managed care environment, and the Company cannot be assured that some restructuring of the operator's obligations to the Company will not be required for the operator to remain competitive in such an environment. In addition, the interest rate on the Four Winds Hospital - Saratoga mortgage note will be reset in June 1999, if extended, to the lesser of (i) 325 basis points over the ten-year treasury rate at that time or (ii) various indexed rates for various reset periods specified in the note agreement and selected by the borrower during the first two years of the extension term. If reset at March 31, 1998, the interest rate on the note would have been approximately 9.0% and would have a negative impact on total revenue of the Company's Psychiatric Group of approximately $.30 per Psychiatric Group Depositary Share on an annual basis.

         Although management currently believes that the recorded amounts of its psychiatric investments are realizable, if the psychiatric operators are unable to adapt to the fundamental ongoing changes in the psychiatric industry successfully and consistently mitigate the negative impact of the ongoing changes on their financial performance, the Company may be required to restructure payment obligations further, identify alternative operators, pursue alternative uses for or dispositions of the properties and/or recognize additional impairment losses on its psychiatric investments. If the Company is required to take any of these actions, various costs are likely to be incurred by the Company in an effort to protect, maintain and pursue alternatives for its investments. The Company does not currently intend to make new investments in the psychiatric sector, and over time, may sell, restructure or seek other means to reduce its investments in the psychiatric sector. In addition, the Company continues to encourage each of the psychiatric operators to pursue financing alternatives which might enable them to acquire the properties and/or repay their borrowings from the Company, as the case may be. Subject to the rights of the holders of the Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, and any other preferred stock of the Company then outstanding, the Company expects to use the net

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



proceeds of any future psychiatric property sales and/or psychiatric operator borrowing repayments to first repay then outstanding inter-Group loans and/or other liabilities owed by the Psychiatric Group and to distribute all remaining net proceeds, if any, in cash or Core Group Common Stock to holders of Psychiatric Group Depositary Shares. The Company cannot be assured that the efforts of psychiatric operators to obtain alternative financing will be successful or, if successful, that the amounts of such financing would be sufficient to enable the Company to realize the carrying amounts of its psychiatric investments.

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

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Company's investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living, Alzheimer's care and medical office/clinic facilities (the Core Group). The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Company's investments in psychiatric hospitals (the Psychiatric Group). The Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, are attributed to the Company's Core Group for financial accounting and reporting purposes. The Series B Depositary Shares, and the Series B Preferred Stock represented thereby, rank senior to the Company's Core Group Common Stock and its Psychiatric Group Depositary Shares with respect to dividend payments and liquidation rights. Attribution of the components of the Company's capital structure to its Core Group and Psychiatric Group for financial accounting and reporting purposes does not affect the legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock, Series B Depositary Shares or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

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

         Factors Regarding Future Results and Forward-Looking Statements This report includes and incorporates by reference statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this report, including without limitation statements regarding rent or interest to be received from the Company's operators and tenants, plans with respect to individual facilities, expectations with respect to the specific terms and renewals of leases of the Company's facilities, the Company's anticipated dividend payout ratios, the Company's liquidity position, projected expenses associated with operating or maintaining individual properties, the Company's ability to realize the recorded amounts of its investments and the potential effect of new or existing regulations on the operations conducted at the Company's facilities, are forward- looking statements. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

         Certain factors that could cause actual results to differ materially from those expected include, among others: the financial success of the operations conducted at the Company's facilities and the financial strength of the operators and tenants of such facilities, the continuing ability of operators and tenants to meet their obligations to the Company under existing or restructured agreements, changes in operators or ownership of operators, the viability of alternative uses for the Company's properties when necessary, changes in government policy relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' and tenants' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third- party payors, the impact of managed care pricing pressures, the requirement to provide care on a fixed-price basis, lower occupancy levels at the Company's facilities, a downturn in market lease rates for medical office space, higher than expected costs associated with the maintenance and operation of the Company's medical office/clinic facilities, higher than

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



expected turnover at the Company's medical office/clinic facilities, a reduction in demand for the services provided at the Company's facilities, the strength and financial resources of the Company's competitors, the availability and cost of capital, the Company's ability to make additional real estate investments at attractive yields and changes in tax laws and regulations affecting real estate investment trusts. For a further discussion of certain of these factors, see "- Future Operating Results" herein.

OPERATING RESULTS

First Quarter 1998 Compared With 1997

         For the first quarter of 1998, the Company reported income before extraordinary item attributable to Core Group Common Stock and Psychiatric Group Depositary Shares of $11,673,000 compared with $460,000 for the first quarter of 1997, which included an impairment loss on psychiatric investments of ($11,000,000). For the first quarter of 1998, the Company reported net income attributable to Core Group Common Stock and Psychiatric Group Depositary Shares of $11,673,000 compared with a net loss of ($10,967,000) for the first quarter of 1997. An extraordinary loss on debt prepayment of ($11,427,000) was reported in the first quarter of 1997. See the Consolidated Condensed Statements of Operations for the comparative gross and per share amounts attributable to the Core Group Common Stock and the Psychiatric Group Depositary Shares.

         Rental income was $21,358,000 for the first quarter of 1998, an increase of $3,548,000 or 20% from $17,810,000 for the first quarter of 1997. This increase was primarily attributable to rental income from new Core Group properties acquired subsequent to the first quarter of 1997. These property additions also resulted in an increase in depreciation and amortization of $1,046,000 or 27% to $4,874,000 for the first quarter of 1998 compared with $3,828,000 for the first quarter of 1997.

         Mortgage interest income was $1,653,000 for the first quarter of 1998, an increase of $136,000 or 9% from $1,517,000 in 1997. This increase was primarily attributable to the funding of a mortgage note receivable in the second quarter of 1997.

         Additional rental and interest income was $3,420,000 for the first quarter of 1998, an increase of $444,000 or 15% from $2,976,000 for the first quarter of 1997. This net increase was attributable to increases in additional rent of $340,000 from acute care properties and $24,000 from long-term care properties and an increase of $90,000 in additional rent and interest from psychiatric properties, partially offset by a $10,000 decrease in additional rent from rehabilitation properties.

         Other property income of $335,000 for the first quarter of 1998 primarily represents property operating expense reimbursements and parking revenue from medical office/clinic facility tenants.

         Other interest income decreased $789,000 or 77% to $241,000 for the first quarter of 1998 from $1,030,000 for the first quarter of 1997. This decrease was primarily attributable to lower investable cash balances and a lower average balance of direct financing leases during the first quarter of 1998 compared to the first quarter of 1997. Investable cash balances were significantly higher during the first quarter of 1997 due to the temporary investment of a portion of the proceeds of a public debt offering in late January 1997 until used to prepay the Company's private placement debt in late February 1997 after the prepayment notice period had expired.

         Property operating expense was $1,215,000 for the first quarter of 1998, an increase of $1,204,000 from $11,000 for the first quarter of 1997. Approximately $979,000 of this increase was attributable to operating expenses of Core Group medical office/clinic facilities acquired subsequent to the first quarter of 1997 and

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



$225,000 was attributable to costs related to the protection and maintenance of a closed psychiatric property in Florida, including approximately $150,000 for unexpected expenditures.

         Interest expense was $4,942,000 for the first quarter of 1998, a decrease of $1,165,000 or 19% from $6,107,000 for the first quarter of 1997. This decrease in interest expense was primarily attributable to a lower weighted average effective interest rate on long-term debt during the first quarter of 1998, partially offset by a higher amount of long- term debt. In late January 1997, the Company sold $220 million of publicly-traded unsecured senior notes with a weighted average effective interest rate of approximately 7.56%. The Company used the proceeds of this offering to pay off the borrowings under its bank credit facility outstanding at the time and to prepay $152 million of 11.03% private placement debt in late February 1997 prior to its scheduled maturity, incurring an extraordinary charge in the first quarter of 1997 of $11,427,000.

         General and administrative expenses were $2,106,000 for the first quarter of 1998, an increase of $226,000 or 12% from $1,880,000 for the first quarter of 1997. This variation was primarily attributable to hiring of additional personnel, higher compensation and benefits expense and an increase in travel expense, partially offset by a reduction in financial advisory services provided to the Psychiatric Group.

Future Operating Results

         The operators and tenants of most of the Company's facilities derive a substantial percentage of their total revenues from federal and state health care programs such as Medicare and Medicaid and from other third-party payors such as private insurance companies, self-insured employers and health maintenance organizations. Such operators and tenants also are subject to extensive federal, state and local government regulation relating to their operations, and most of the Company's facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with mandated procedures, licensure requirements under state law and certification standards under the Medicare and Medicaid programs. A reduction in reimbursement levels under the Medicare or Medicaid programs, a reduction in reimbursement by other third-party payors or an operator's or tenant's failure to maintain its certification under Medicare or Medicaid programs could adversely affect revenues to the Company's facilities.

         The nature of health care delivery in the United States continues to undergo change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed and passed by both Houses of Congress. These plans generally include revisions to and limits on Medicare and federal programs providing Medicaid reimbursement to state health care programs and have had and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Balanced Budget Act of 1997 contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in Medicare spending by an estimated $115 billion and Medicaid spending by an estimated $13 billion over five years. In addition, the Budget Act repealed certain limits on states' ability to reduce their Medicaid reimbursement levels. The Budget Act has the potential to reduce significantly federal spending on health care services provided at each of the Company's facilities and provided by the physician tenants of the Company's medical office/clinic facilities, and to affect revenues of the Company's operators and tenants adversely. In particular, the Budget Act's limitations on reimbursable costs and reductions in payment incentives and capital related payments, as well as the change toward a prospective payment system, may have a material adverse effect on operator revenues at the Company's rehabilitation, long-term acute care, and psychiatric hospitals. The Budget Act's freeze on acute care hospital reimbursement rates may also have an adverse effect on the operator revenues at the Company's acute care hospitals. In addition, the prospective payment system imposed by the Budget Act on the operators of the Company's skilled nursing facilities may have a material adverse effect on the operator revenues at such facilities if the operators are unable to effectively respond to the financial

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



incentives provided by the prospective payment system. The Company cannot be assured that the changes effected by the Budget Act will not have a material adverse effect on the Company's financial condition or results of operation.

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

         The ongoing changes in the health care industry include trends toward shorter lengths of hospital stay, increased use of outpatient services, increased federal, state and third-party oversight of health care company operations and business practices, and increased demand for discounted or capitated health care services (delivery of services at a fixed price per capita basis to a defined group of covered parties). Furthermore, federal, state and third-party payors continue to propose and adopt various cost containment measures that restrict the scope of reimbursable health care services and limit increases in reimbursement rates for such services. Payors also are continuing to enforce compliance with program requirements aggressively and to pursue providers that they believe have not complied with such requirements. Outpatient business is expected to increase as advances in medical technologies allow more procedures to be performed on an outpatient basis and as payors continue to direct more patients from inpatient care to outpatient care. In addition, the entrance of insurance companies into managed care programs is accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of health care services that are reimbursed under the Medicare and Medicaid programs continues to increase as the population ages. States are also expanding their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength. As a result of the foregoing, revenues and margins may decrease at the Company's facilities.

         Notwithstanding the potential for increasing government regulation, the Company believes that health care will continue to be delivered on a local and regional basis and that well-managed, high-quality, cost-controlled facilities will continue to be an integral part of local and regional health care delivery systems. The Company also believes that certain acute care hospitals will need to reconfigure or expand existing facilities or to affiliate themselves with other providers so as to become part of comprehensive and cost-effective health care systems. Such systems likely will include lower cost treatment settings, such as ambulatory care clinics, outpatient surgery centers, long-term acute care hospitals, skilled nursing facilities, assisted living and Alzheimer's care facilities and medical office/clinic facilities.
In general, the Core Group facilities are part of local or regional health care delivery systems or are in the process of becoming integrated into such systems.

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

         Aggregate revenues from five leases maturing in February 1999 accounted for 38% of the Company's total revenues in 1997. Four of these properties are leased to subsidiaries of American Medical International, Inc.
(AMI), a subsidiary of Tenet Healthcare Corporation, and the other property is leased to a subsidiary of Columbia/HCA Healthcare Corporation (Columbia). Each such lease grants the operator options, exercisable on not less than six months notice, to extend the term of the lease for eight consecutive five-year renewal terms. Base

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



and additional rent during the first three to four extended terms would be on the same terms and conditions as the current initial term. Minimum rent during the final four to five extended terms would be fair market rental but without separate additional rent. Each lease also grants the operator options, exercisable on not less than six months notice, to purchase the leased property at fair market value at the expiration of any term of the lease. If these leases are not renewed and the current operators do not exercise their options to purchase the properties, the Company will be required to seek new operators for the properties. Based on various factors, including an assessment of the operational and financial performance of the tenant hospitals, management of the Company currently believes that exercise of the lease renewal options for these facilities by AMI and Columbia is the most likely outcome, however, until actual notice of exercise is received, such an outcome is not certain.

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

         The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant impairment losses on psychiatric investments and the periodic restructuring of psychiatric operator payment obligations in previous years. The Company recorded an $11 million charge in the first quarter of 1997 for impairment of the carrying value of its two psychiatric investments in Florida. The Northpointe property, at which the operator ceased paying its obligations to the Company in February 1997 and ceased hospital operations in the second quarter of 1997, continues to remain idle. The Company incurred costs of approximately $225,000 during the first quarter of 1998 ($.11 per Psychiatric Group Depositary Share) to protect and maintain this property, including approximately $150,000 for unexpected expenditures. Although on an ongoing basis, the Company expects to incur costs of approximately $75,000 per quarter ($.04 per Psychiatric Group Depositary Share) to protect and maintain this property while various alternatives for the property are evaluated and pursued, there can be no assurance that other unexpected costs will not be incurred. Early in the fourth quarter of 1997, a restructuring of The Retreat's obligations to the Company was completed. The Retreat's restructured base rent is $35,000 per month ($105,000 per quarter or $.05 per Psychiatric Group Depositary Share) and additional rent will not accrue or be payable until August 1, 2000. The Company has received the base rent payments under the restructured terms through May 1998 but The Retreat is currently in default on other obligations owed to the Company. Although the restructured agreement with The Retreat was a positive step in stabilizing the cash flow and operations of this facility, as evidenced by the current default, the Company cannot be assured that The Retreat will be able to continue to meet its restructured obligations or continue operations. Continued operations at The Retreat will remain in doubt even if there is a

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



change in the owner or operator of the facility or if the Company provides additional financial assistance. The Company is continuing to explore a range of options for each of the two Florida properties, including the transfer of the hospitals to new operators, conversion of the facilities to an alternative use or sale of the properties. Due to the complexity and time involved in evaluating its options, the Company has not yet reached a decision as to its ultimate course of action. In light of the volatile circumstances of these two properties, the Company cannot be assured that further impairment losses on these investments will not be required.

         Although the $2,500,000 balance outstanding under Rock Creek Center's
(RCC) revolving credit agreement matured in June 1997 and the initial term of the RCC lease expired in December 1997, RCC has continued to make interest payments on the revolving credit agreement and the Company has agreed to a short-term extension of the initial lease term to September 30, 1998 while negotiations for a long-term renewal of the lease and repayment or extension of the revolving credit agreement continue. Other local and national operators have also expressed interest in the facility. RCC has met its rent and interest obligations to the Company through May 1998, however, the Company cannot be assured that RCC will not experience future operational and cash flow difficulties as it has in the past. In addition, the Company cannot be assured that a new lease will be accomplished or that, if accomplished, the minimum rent payments will be at the current annualized level of $1,000,000. Should the current lease not be renewed on a long-term basis or the revolving loan not be repaid or extended with the existing operator and a facility lease with a new operator on similar terms as the current lease is not accomplished, a significant negative impact to the Company's Psychiatric Group likely will result. The Company's total revenue from the RCC investment for the first quarter of 1998 was $.17 per Psychiatric Group Depositary Share.

         Both New York Four Winds facilities are continuing their plans to develop a lower-cost integrated behavioral health care delivery system in lower and upper New York state. Such a system is intended to create a cost-effective response to the negative reimbursement consequences of the accelerating movement to a managed care environment within New York. Both facilities have recently begun contracting on a fixed-price basis for the entire behavioral health component of various managed care contracts. The Company cannot be assured that the facilities will be able to adequately respond to the increasing price pressures within their markets or that their new contracts will be profitable. In addition, it is not possible to predict the impact of further changes in the psychiatric industry or whether the operator's system will be successful in a managed care environment, and the Company cannot be assured that some restructuring of the operator's obligations to the Company will not be required for the operator to remain competitive in such an environment. In addition, the interest rate on the Four Winds Hospital - Saratoga mortgage note will be reset in June 1999, if extended, to the lesser of (i) 325 basis points over the ten-year treasury rate at that time or (ii) various indexed rates for various reset periods specified in the note agreement and selected by the borrower during the first two years of the extension term. If reset at March 31, 1998, the interest rate on the note would have been approximately 9.0% and would have a negative impact on total revenue of the Company's Psychiatric Group of approximately $.30 per Psychiatric Group Depositary Share on an annual basis.

         Although management currently believes that the recorded amounts of its psychiatric investments are realizable, if the psychiatric operators are unable to adapt to the fundamental ongoing changes in the psychiatric industry successfully and consistently mitigate the negative impact of the ongoing changes on their financial performance, the Company may be required to restructure payment obligations further, identify alternative operators, pursue alternative uses for or dispositions of the properties and/or recognize additional impairment losses on its psychiatric investments. If the Company is required to take any of these actions, various costs are likely to be incurred by the Company in an effort to protect, maintain and pursue alternatives for its investments. The Company does not currently intend to make new investments in the psychiatric sector, and over time, may sell, restructure or seek other means to reduce its investments in the psychiatric sector. In addition, the Company continues to encourage each of the psychiatric operators to pursue financing alternatives which might enable them

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



to acquire the properties and/or repay their borrowings from the Company, as the case may be. Subject to the rights of the holders of the Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, and any other preferred stock of the Company then outstanding, the Company expects to use the net proceeds of any future psychiatric property sales and/or psychiatric operator borrowing repayments to first repay then outstanding inter-Group loans and/or other liabilities owed by the Psychiatric Group and to distribute all remaining net proceeds, if any, in cash or Core Group Common Stock to holders of Psychiatric Group Depositary Shares. The Company cannot be assured that the efforts of psychiatric operators to obtain alternative financing will be successful or, if successful, that the amounts of such financing would be sufficient to enable the Company to realize the carrying amounts of its psychiatric investments.

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

         Many existing information systems currently record years in a two-digit format and will be unable to properly interpret dates beyond the year 1999 which could lead to business disruptions (the Year 2000 Issue). The Company is currently upgrading its internal information systems in the normal course of business and does not expect the Year 2000 Issue to have a material impact on the Company's future operations or financial results. However, the Company's future operations could be disrupted and/or its financial results could be negatively impacted by the Year 2000 Issue if the Company's lessees and borrowers do not adequately address the Year 2000 Issue with respect to their information systems. As health care providers, the Company's lessees and borrowers generally rely extensively on information systems, including systems for capturing patient and cost information and for billing and collecting reimbursement for health care services provided. Furthermore, the Company's lessees and borrowers likewise are dependent on a variety of third parties who must also adequately address the Year 2000 Issue, including private and government payors. Although, the Company believes that its lessees and borrowers are generally addressing their Year 2000 Issues, it is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such lessees and borrowers. Furthermore, it is not possible for the Company to determine or be assured that the various payors and other third parties upon which the Company's lessees and borrowers are dependent for reimbursement and information will accomplish adequate remediation of their Year 2000 Issues. Accordingly, although the Company believes that the impact of the Year 2000 Issue, as it relates to its internal information systems, will not be material, the Company cannot be assured that the Year 2000 Issues of its lessees and borrowers, and the third parties upon which they are dependent, will not have a material impact on the Company's future operations and/or financial results.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

         As of May 12, 1998, the Company had a remaining commitment of approximately $10.5 million to fund the development of two skilled nursing facilities. In addition, the Company had a $35 million forward funding commitment to develop up to five assisted living facilities to be managed by an experienced operator of assisted living facilities. As of May 12, 1998, $1.7 million has been funded under this commitment for the development of two facilities having total development costs of approximately $10 million. The Company has a similar commitment of $22.5 million to develop up to 11 Alzheimer's care facilities to be managed by an experienced operator of Alzheimer's care facilities. The Company also has agreed to provide an additional $9.4 million of real estate financing to an experienced operator of long-term acute care facilities for which there are currently no identified projects.

         The Company has continued to increase its liquidity and enhance its financial flexibility. In October 1997, the Company completed a $100 million preferred equity offering and used the net proceeds to pay off all outstanding borrowings under its bank credit facility at the time and used the remaining proceeds to fund Core Group investments. In December 1997, the Company closed on a new $250 million unsecured revolving bank credit facility which matures on December 31, 2000. In February 1998, the Company completed an offering of 353,201 additional shares of Core Group Common Stock resulting in net proceeds of approximately $9.5 million. As of May 12, 1998, the Company had $7.0 million of outstanding borrowings under its $250 million bank credit facility and had $.7 million in cash and short-term investments. The Company's total indebtedness as of May 12, 1998 was $251.8 million. The Company expects to utilize its bank credit facility to fund its future Core Group acquisitions and its other commitments. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.

                  CORE GROUP COMBINED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                  March 31,   December 31,
                                                                    1998          1997
---------------------------------------------------------------   ---------    ---------
                                                                 (Unaudited)
ASSETS
Real estate investments
    Real property and mortgage notes, net                         $ 737,691    $ 696,154
    Construction in progress                                          7,147        4,729
    Accumulated depreciation                                       (105,154)    (100,493)
                                                                  ---------    ---------
                                                                    639,684      600,390
Direct financing leases                                               2,794        3,053
Revolving loan to Psychiatric Group                                   2,801        3,379
Fixed rate loan to Psychiatric Group                                  9,175        9,175
Other assets                                                         13,234       13,082
Cash and short-term investments                                       3,056       23,053
---------------------------------------------------------------   ---------    ---------

                                                                  $ 670,744    $ 652,132
===============================================================   =========    =========


ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Bank loans payable                                                $  15,000    $      --
Mortgage note payable                                                17,819       17,922
Notes and bonds payable                                             225,975      225,891
Accounts payable and accrued liabilities                              8,151       12,760
Dividends payable                                                    13,777       13,555
Deferred income                                                       3,566        3,736
---------------------------------------------------------------   ---------    ---------
                                                                    284,288      273,864
---------------------------------------------------------------   ---------    ---------

Commitments and contingencies

Total Attributed Core Group Equity                                  386,456      378,268
---------------------------------------------------------------   ---------    ---------

                                                                  $ 670,744    $ 652,132
===============================================================   =========    =========


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

             CORE GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                       1998                1997
-------------------------------------------------    --------            --------
REVENUES
Rental income                                        $ 21,003            $ 17,229
Mortgage interest income                                  113                  --
Additional rental income                                3,126               2,772
Other property income                                     335                  --
Other interest income                                     161                 931
Interest income on loans to Psychiatric Group             365                 390
-------------------------------------------------    --------            --------
                                                       25,103              21,322
-------------------------------------------------    --------            --------
EXPENSES
Depreciation and amortization                           4,686               3,642
Property operating                                        990                  11
Interest expense                                        4,942               6,107
General and administrative                              1,854               1,585
-------------------------------------------------    --------            --------
                                                       12,472              11,345
Minority interest                                          47                  47
-------------------------------------------------    --------            --------

INCOME BEFORE EXTRAORDINARY ITEM                       12,584               9,930
EXTRAORDINARY LOSS ON DEBT PREPAYMENT                      --             (11,427)
-------------------------------------------------    --------            --------

NET INCOME (LOSS)                                    $ 12,584            $ (1,497)
=================================================    ========            ========

SERIES B PREFERRED DIVIDEND REQUIREMENT              $ (2,150)           $     --
-------------------------------------------------    ========            ========

ATTRIBUTABLE TO CORE GROUP COMMON STOCK -
  INCOME BEFORE EXTRAORDINARY ITEM                   $ 10,434            $  9,930
                                                     ========            ========
  NET INCOME (LOSS)                                  $ 10,434            $ (1,497)
                                                     ========            ========

  Basic per share amounts -
        Income before extraordinary item             $   0.44            $   0.42
        Extraordinary loss on debt prepayment        $     --            $  (0.48)
        Net income (loss)                            $   0.44            $  (0.06)

        Weighted average common shares                 23,716              23,458

      Diluted per share amounts -
        Income before extraordinary item             $   0.43            $   0.42
        Extraordinary loss on debt prepayment        $     --            $  (0.48)
        Net income (loss)                            $   0.43            $  (0.06)

        Weighted average common shares and
          dilutive potential common shares             23,992              23,649

Dividends declared per common share                  $ 0.5450            $ 0.5250


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

             CORE GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                         Three Months Ended March 31,
                                                                         ----------------------------

                                                                           1998                1997
--------------------------------------------------------------------     ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        $  12,584          $  (1,497)
Extraordinary loss on debt prepayment                                           --             11,427
Depreciation, amortization and other non-cash items                          5,285              4,278
Deferred income                                                                (40)               (89)
Change in other assets                                                        (365)            (1,339)
Change in accounts payable and accrued liabilities                          (4,739)              (971)
--------------------------------------------------------------------     ---------          ---------
                                                                            12,725             11,809
--------------------------------------------------------------------     ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties                     (43,776)            (1,733)
Mortgage note receivable fundings                                             (179)                --
Direct financing leases                                                        259                (77)
Paydowns on revolving loan to Psychiatric Group                                578                 34
Administrative capital expenditures                                            (13)                (1)
--------------------------------------------------------------------     ---------          ---------
                                                                           (43,131)            (1,777)
--------------------------------------------------------------------     ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                                 15,000            (48,500)
Proceeds from notes payable issuance                                            --            218,965
Prepayment of notes payable                                                     --           (163,176)
Principal payments on mortgage note payable                                   (103)                --
Financing costs paid                                                            (6)            (2,150)
Proceeds from sale of common stock                                           9,475                 --
Proceeds from exercise of stock options                                      1,045                 --
Dividends paid                                                             (15,002)           (12,313)
--------------------------------------------------------------------     ---------          ---------
                                                                            10,409             (7,174)
--------------------------------------------------------------------     ---------          ---------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                     (19,997)             2,858
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                        23,053              1,480
--------------------------------------------------------------------     ---------          ---------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                           $   3,056          $   4,338
====================================================================     =========          =========


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

         The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Company's investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living, Alzheimer's care and medical office/clinic facilities (the Core Group). The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Company's investments in psychiatric hospitals (the Psychiatric Group). The Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, are attributed to the Company's Core Group for financial accounting and reporting purposes. The Series B Depositary Shares, and the Series B Preferred Stock represented thereby, rank senior to the Company's Core Group Common Stock and its Psychiatric Group Depositary Shares with respect to dividend payments and liquidation rights.

         Basis of Presentation The combined condensed financial statements of the Core Group included herein have been prepared by the Company without audit and include all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with those included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

         New Accounting Standards In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this statement had no impact on the Core Group's financial statements.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting financial and descriptive information about reportable operating segments. In general, reportable operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The required adoption in 1998 of SFAS No. 131 is not expected to have a material impact on the Core Group's financial statements.

         In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits". SFAS No. 132 revises employer's disclosures about pension and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. The required adoption in 1998 of SFAS No. 132 is not expected to have a material impact on the Core Group's financial statements.

         Interest Paid Interest paid by the Core Group, net of interest capitalized, was $8,529,000 and $5,561,000 for the three months ended March 31, 1998 and 1997, respectively. The Core Group had $118,000 and $107,000 of capitalized interest for the three months ended March 31, 1998 and 1997, respectively.

2.  ATTRIBUTED EQUITY

         Equity Offering In February 1998, the Company completed an offering of 353,201 additional shares of Core Group Common Stock resulting in net proceeds of approximately $9.5 million.

         Stock Incentive Plans During the three months ended March 31, 1998, options to purchase 140,424 shares of Core Group Common Stock at a weighted average exercise price of $28.14 per share were issued pursuant to the Company's stock incentive plans. During the three months ended March 31, 1998, options to purchase 55,000 shares of Core Group Common Stock were exercised at a weighted average exercise price of $19.01 per share resulting in additional equity of $1,045,000.

                        AMERICAN HEALTH PROPERTIES, INC.

          NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)




3.  EARNINGS PER SHARE

         The following is a reconciliation of the income and share amounts used in the basic and diluted per share computations of income before extraordinary item attributable to Core Group Common Stock:

                                                      Three Months Ended March 31,
                                               ------------------------------------------
                                                       1998                  1997
                                               --------------------   -------------------
(In thousands)                                  Income      Shares     Income     Shares
--------------------------------------------   --------------------   -------------------
Income before extraordinary item               $ 12,584          --   $  9,930         --
Less Series B preferred dividend requirement     (2,150)         --         --         --
Outstanding common shares                            --      23,715         --     23,455

Deferred common shares                               --           1         --          3
                                               --------------------   -------------------
Basic EPS components                             10,434      23,716      9,930     23,458
Effect of dilutive potential common shares
    Stock options                                    --         145         --        102

    DERs                                             --         131         --         89
    Subordinated convertible bonds payable           --          --         --         --
                                               --------------------   -------------------
Diluted EPS components                         $ 10,434      23,992   $  9,930     23,649
                                               ====================   ===================

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

         Real Estate Properties As of March 31, 1998, the Core Group had funded $5.7 million of a $17 million commitment to develop two skilled nursing properties in Las Vegas, Nevada to be operated by an experienced operator of skilled nursing facilities. The Core Group has a $35 million forward funding commitment to develop up to five assisted living facilities to be managed by an experienced operator of assisted living facilities. As of March 31, 1998, the Core Group had funded $1.4 million under this commitment for the development of two facilities having total development costs of approximately $10 million.
The Core Group has a similar commitment of $22.5 million to develop up to 11 Alzheimer's care facilities to be managed by an experienced operator of Alzheimer's care facilities. The Core Group also has agreed to provide an additional $9.4 million of real estate financing to an experienced operator of long-term acute care facilities for which there are currently no identified projects.

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

         Factors Regarding Future Results and Forward-Looking Statements This report includes and incorporates by reference statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this report, including without limitation statements regarding rent or interest to be received from the Company's operators and tenants, plans with respect to individual facilities, expectations with respect to the specific terms and renewals of leases of the Company's facilities, the Company's anticipated dividend payout ratios, the Company's liquidity position, projected expenses associated with operating individual properties, the Company's ability to realize the recorded amounts of its investments and the potential effect of new or existing regulations on the operations conducted at the Company's facilities, are forward-looking statements. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

         Certain factors that could cause actual results to differ materially from those expected include, among others: the financial success of the operations conducted at the Company's facilities and the financial strength of the operators and tenants of such facilities, the continuing ability of operators and tenants to meet their obligations to the Company under existing or restructured agreements, changes in operators or ownership of operators, the viability of alternative uses for the Company's properties when necessary, changes in government policy relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' and tenants' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third- party payors, the impact of managed care pricing pressures, the requirement to provide care on a fixed-price basis, lower occupancy levels at the Company's facilities, a downturn in market lease rates for medical office space, higher than expected costs associated with the maintenance and operation of the Company's medical office/clinic facilities, higher than expected turnover at the Company's medical office/clinic facilities, a reduction in demand for the services provided at the Company's facilities, the strength and financial resources of the Company's competitors, the availability and cost of capital, the Company's ability to make additional real estate investments at attractive yields, increases in general and administrative expenses attributable to the Core Group as Core Group revenues increase relative to those of the Psychiatric Group and changes in tax laws and regulations affecting real estate investment trusts. For a further discussion of certain of these factors, see "- Future Operating Results" herein.

OPERATING RESULTS

First Quarter 1998 Compared With 1997

         For the first quarter of 1998, the Core Group reported income before extraordinary item attributable to Core Group Common Stock of $10,434,000, or $.44 per share on a basic basis, an increase of $504,000 or 5% compared with $9,930,000, or $.42 per share on a basic basis, for the first quarter of 1997. The Core Group reported net income attributable to Core Group Common Stock of $10,434,000, or $.44 per share on a basic basis,

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



for the first quarter of 1998 compared with a net loss of ($1,497,000), or ($.06) per share on a basic basis, for the first quarter of 1997. An extraordinary loss on debt prepayment of ($11,427,000), or ($.48) per share on a basic basis, was reported in the first quarter of 1997.

         Rental income was $21,003,000 for the first quarter of 1998, an increase of $3,774,000 or 22% from $17,229,000 for the first quarter of 1997. This increase was primarily attributable to rental income from new properties acquired subsequent to the first quarter of 1997. These property additions also resulted in an increase in depreciation and amortization of $1,044,000 or 29% to $4,686,000 for the first quarter of 1998 compared with $3,642,000 for the first quarter of 1997.

         Mortgage interest income of $113,000 for the first quarter of 1998 was attributable to the funding of a mortgage note receivable in the second quarter of 1997.

         Additional rental income was $3,126,000 for the first quarter of 1998, an increase of $354,000 or 13% from $2,772,000 for the first quarter of 1997. This net increase was attributable to increases in additional rent of $340,000 from acute care properties and $24,000 from long-term care properties, partially offset by a $10,000 decrease in additional rent from rehabilitation properties.

         Other property income of $335,000 for the first quarter of 1998 primarily represents property operating expense reimbursements and parking revenue from medical office/clinic facility tenants.

         Other interest income decreased $770,000 or 83% to $161,000 for the first quarter of 1998 from $931,000 for the first quarter of 1997. This decrease was primarily attributable to lower investable cash balances and a lower average balance of direct financing leases during the first quarter of 1998 compared to the first quarter of 1997. Investable cash balances were significantly higher during the first quarter of 1997 due to the temporary investment of a portion of the proceeds of a public debt offering in late January 1997 until used to prepay the Company's private placement debt in late February 1997 after the prepayment notice period had expired.

         Interest income on inter-Group loans to the Psychiatric Group was $365,000 for the first quarter of 1998, a decrease of $25,000 or 6% from $390,000 for the first quarter of 1997. This decrease reflects a lower average balance outstanding on loans to the Psychiatric Group as a result of repayments by the Psychiatric Group from its available undistributed cash flow.

         Property operating expense was $990,000 for the first quarter of 1998, an increase of $979,000 from $11,000 for the first quarter of 1997. This increase was attributable to operating expenses associated with medical office/clinic facilities acquired subsequent to the first quarter 1997.

         Interest expense was $4,942,000 for the first quarter of 1998, a decrease of $1,165,000 or 19% from $6,107,000 for the first quarter of 1997. This decrease in interest expense was primarily attributable to a lower weighted average effective interest rate on long-term debt during the first quarter of 1998, partially offset by a higher amount of long- term debt. In late January 1997, the Company sold $220 million of publicly-traded unsecured senior notes with a weighted average effective interest rate of approximately 7.56%. The Company used the proceeds of this offering to pay off the borrowings under its bank credit facility outstanding at the time and to prepay $152 million of 11.03% private placement debt in late February 1997 prior to its scheduled maturity, incurring an extraordinary charge in the first quarter of 1997 of $11,427,000.

         General and administrative expenses were $1,854,000 for the first quarter of 1998, an increase of $269,000 or 17% from $1,585,000 for the first quarter of 1997. This variation was attributable to an increase in the Company's consolidated general and administrative expenses which are allocated between the Core Group and

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Psychiatric Group primarily based on revenues, and an increase in Core Group revenues relative to the Company's consolidated revenues. The increase in the Company's consolidated general and administrative expenses affecting the Core Group was primarily attributable to hiring of additional personnel, higher compensation and benefits expense and an increase in travel expense. Since the Company's consolidated general and administrative expenses are allocated between the Core Group and Psychiatric Group primarily based on revenues, the amount of such expenses allocated to the Core Group will increase in the future if revenues of the Psychiatric Group decline for any reason, including the disposition or restructuring of Psychiatric Group assets or the nonpayment by Psychiatric Group operators of their rent and interest obligations to the Psychiatric Group.

Future Operating Results

         The operators and tenants of most of the Company's facilities derive a substantial percentage of their total revenues from federal and state health care programs such as Medicare and Medicaid and from other third-party payors such as private insurance companies, self-insured employers and health maintenance organizations. Such operators and tenants also are subject to extensive federal, state and local government regulation relating to their operations, and most of the Company's facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with mandated procedures, licensure requirements under state law and certification standards under the Medicare and Medicaid programs. A reduction in reimbursement levels under the Medicare or Medicaid programs, a reduction in reimbursement by other third-party payors or an operator's or tenant's failure to maintain its certification under Medicare or Medicaid programs could adversely affect revenues to the Company's facilities.

         The nature of health care delivery in the United States continues to undergo change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed and passed by both Houses of Congress. These plans generally include revisions to and limits on Medicare and federal programs providing Medicaid reimbursement to state health care programs and have had and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Balanced Budget Act of 1997 contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in Medicare spending by an estimated $115 billion and Medicaid spending by an estimated $13 billion over five years. In addition, the Budget Act repealed certain limits on states' ability to reduce their Medicaid reimbursement levels. The Budget Act has the potential to reduce significantly federal spending on health care services provided at each of the Core Group's facilities and provided by the physician tenants of the Core Group's medical office/clinic facilities, and to affect revenues of the Core Group's operators and tenants adversely. In particular, the Budget Act's limitations on reimbursable costs and reductions in payment incentives and capital related payments, as well as the change toward a prospective payment system, may have a material adverse effect on operator revenues at the Core Group's rehabilitation and long-term acute care hospitals. The Budget Act's freeze on acute care hospital reimbursement rates may also have an adverse effect on the operator revenues at the Core Group's acute care hospitals. In addition, the prospective payment system imposed by the Budget Act on the operators of the Core Group's skilled nursing facilities may have a material adverse effect on the operator revenues at such facilities if the operators are unable to effectively respond to the financial incentives provided by the prospective payment system. The Company cannot be assured that the changes effected by the Budget Act will not have a material adverse effect on the Core Group's financial condition or results of operation.

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

         The ongoing changes in the health care industry include trends toward shorter lengths of hospital stay, increased use of outpatient services, increased federal, state and third-party oversight of health care company operations and business practices, and increased demand for discounted or capitated health care services (delivery of services at a fixed price per capita basis to a defined group of covered parties). Furthermore, federal, state and third-party payors continue to propose and adopt various cost containment measures that restrict the scope of reimbursable health care services and limit increases in reimbursement rates for such services. Payors also are continuing to enforce compliance with program requirements aggressively and to pursue providers that they believe have not complied with such requirements. Outpatient business is expected to increase as advances in medical technologies allow more procedures to be performed on an outpatient basis and as payors continue to direct more patients from inpatient care to outpatient care. In addition, the entrance of insurance companies into managed care programs is accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of health care services that are reimbursed under the Medicare and Medicaid programs continues to increase as the population ages. States are also expanding their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength. As a result of the foregoing, revenues and margins may decrease at the Core Group's facilities.

         Notwithstanding the potential for increasing government regulation, the Company believes that health care will continue to be delivered on a local and regional basis and that well-managed, high-quality, cost-controlled facilities will continue to be an integral part of local and regional health care delivery systems. The Company also believes that certain acute care hospitals will need to reconfigure or expand existing facilities or to affiliate themselves with other providers so as to become part of comprehensive and cost-effective health care systems. Such systems likely will include lower cost treatment settings, such as ambulatory care clinics, outpatient surgery centers, long-term acute care hospitals, skilled nursing facilities, assisted living and Alzheimer's care facilities and medical office/clinic facilities.
In general, the Core Group facilities are part of local or regional health care delivery systems or are in the process of becoming integrated into such systems.

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

         Aggregate revenues from five leases maturing in February 1999 accounted for 41% of the Core Group's total revenues in 1997. Four of these properties are leased to subsidiaries of American Medical International, Inc.
(AMI), a subsidiary of Tenet Healthcare Corporation, and the other property is leased to a subsidiary of Columbia/HCA Healthcare Corporation (Columbia). Each such lease grants the operator options, exercisable on not less than six months notice, to extend the term of the lease for eight consecutive five-year renewal terms. Base and additional rent during the first three to four extended terms would be on the same terms and conditions as the current initial term. Minimum rent during the final four to five extended terms would be fair market rental but without separate additional rent. Each lease also grants the operator options, exercisable on not less than six

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



months notice, to purchase the leased property at fair market value at the expiration of any term of the lease. If these leases are not renewed and the current operators do not exercise their options to purchase the properties, the Company will be required to seek new operators for the properties. Based on various factors, including an assessment of the operational and financial performance of the tenant hospitals, management of the Company currently believes that exercise of the lease renewal options for these facilities by AMI and Columbia is the most likely outcome, however, until actual notice of exercise is received, such an outcome is not certain.

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

     Many existing information systems currently record years in a two-digit format and will be unable to properly interpret dates beyond the year 1999 which could lead to business disruptions (the Year 2000 Issue). The Company is currently upgrading its internal information systems in the normal course of business and does not expect the Year 2000 Issue to have a material impact on the future operations or financial results of the Company's Core Group. However, the future operations of the Company's Core Group could be disrupted and/or its financial results could be negatively impacted by the Year 2000 Issue if the Company's Core Group lessees and borrowers do not adequately address the Year 2000 Issue with respect to their information systems. As health care providers, the Company's Core Group lessees and borrowers generally rely extensively on information systems, including systems for capturing patient and cost information and for billing and collecting reimbursement for health care services provided. Furthermore, the Company's Core Group lessees and borrowers likewise are dependent on a variety of third parties who must also adequately address the Year 2000 Issue, including private and government payors. Although, the Company believes that the Core Group lessees and borrowers are generally addressing their Year 2000 Issues, it is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such lessees and borrowers. Furthermore, it is not possible for the Company to determine or be assured that the various payors and other third parties upon which the Company's Core Group lessees and borrowers are dependent for reimbursement and information will accomplish adequate remediation of their Year 2000 Issues. Accordingly, although the Company believes that the impact of the Year 2000 Issue, as it relates to its internal information systems, will not be material to the Company's Core Group, the Company cannot be assured that the Year 2000 Issues of its Core Group lessees and borrowers, and the third parties upon which they are dependent, will not have a material impact on the future operations and/or financial results of the Company's Core Group.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the Core Group had $2,801,000 outstanding under its revolving inter-Group loan to the Psychiatric Group. Under management policies currently in effect, the Core Group may provide the Psychiatric Group with revolving inter-Group loans of up to $7,870,000. In addition, as of March 31, 1998, the Core Group had $9,175,000 in fixed rate inter-Group loans to the Psychiatric Group.

         As of May 12, 1998, the Core Group had a remaining commitment of approximately $10.5 million to fund the development of two skilled nursing facilities. In addition, the Company had a $35 million forward funding commitment to develop up to five assisted living facilities to be managed by an experienced operator of assisted living facilities. As of May 12, 1998, $1.7 million has been funded under this commitment for the development of two facilities having total development costs of approximately $10 million. The Core Group has a similar commitment of $22.5 million to develop up to 11 Alzheimer's care facilities to be managed by an experienced operator of Alzheimer's care facilities. The Core Group also has agreed to provide an additional $9.4 million of

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



real estate financing to an experienced operator of long-term acute care facilities for which there are currently no identified projects.

         The Company has continued to increase its liquidity and enhance its financial flexibility. In October 1997, the Company completed a $100 million preferred equity offering and used the net proceeds to pay off all outstanding borrowings under its bank credit facility at the time and used the remaining proceeds to fund Core Group investments. In December 1997, the Company closed on a new $250 million unsecured revolving bank credit facility which matures on December 31, 2000. In February 1998, the Company completed an offering of 353,201 additional shares of Core Group Common Stock resulting in net proceeds of approximately $9.5 million. As of May 12, 1998, the Company had $7.0 million of outstanding borrowings under its $250 million bank credit facility and had $.7 million in cash and short-term investments. The Company's total indebtedness as of May 12, 1998 was $251.8 million. The Company expects to utilize its bank credit facility to fund its future Core Group acquisitions and its other commitments. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.

              PSYCHIATRIC GROUP COMBINED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                   March 31,    December 31,
                                                                     1998          1997
---------------------------------------------------------------    --------    ------------
                                                                  (Unaudited)
ASSETS
Real estate investments
    Real property and mortgage notes, net                          $ 49,601     $ 49,622
    Accumulated depreciation                                         (1,930)      (1,742)
                                                                   --------     --------
                                                                     47,671       47,880
Other notes receivable                                                2,500        2,500
Other assets                                                            614          614
---------------------------------------------------------------    --------     --------

                                                                   $ 50,785     $ 50,994
===============================================================    ========     ========


ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Revolving loan from Core Group                                     $  2,801     $  3,379
Fixed rate loan from Core Group                                       9,175        9,175
Accounts payable and accrued liabilities                                829          433
Dividends payable                                                     1,334        1,292
Deferred income                                                          18           22
---------------------------------------------------------------    --------     --------
                                                                     14,157       14,301
---------------------------------------------------------------    --------     --------

Commitments and contingencies

Total Attributed Psychiatric Group Equity                            36,628       36,693
---------------------------------------------------------------    --------     --------

                                                                   $ 50,785     $ 50,994
===============================================================    ========     ========


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

         PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                   1998                1997
---------------------------------------------    --------            --------
REVENUES
Rental income                                    $    355            $    581
Mortgage interest income                            1,540               1,517
Additional rental and interest income                 294                 204
Other interest income                                  80                  99
---------------------------------------------    --------            --------
                                                    2,269               2,401
---------------------------------------------    --------            --------
EXPENSES
Depreciation and amortization                         188                 186
Property operating                                    225                  --
Interest expense on loans from Core Group             365                 390
General and administrative                            252                 295
Impairment loss on real estate
  and notes receivable                                 --              11,000
---------------------------------------------    --------            --------
                                                    1,030              11,871
---------------------------------------------    --------            --------

NET INCOME (LOSS)                                $  1,239            $ (9,470)
=============================================    ========            ========

Basic per share amounts -
  Net income (loss)                              $   0.59            $  (4.54)
  Weighted average depositary shares                2,084               2,084
Diluted per share amounts -
  Net income (loss)                              $   0.59            $  (4.54)
  Weighted average depositary shares and
    dilutive potential depositary shares            2,102               2,084

Dividends declared per depositary share          $ 0.6400            $ 0.7500


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

         PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                         1998                1997
--------------------------------------------------------------------   --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                      $  1,239            $ (9,470)
Depreciation, amortization and other non-cash items                         218                 220
Deferred income                                                              (4)                (13)
Impairment loss on real estate and notes receivable                          --              11,000
Change in other assets                                                       --                  47
Change in accounts payable and accrued liabilities                          396                (141)
--------------------------------------------------------------------   --------            --------
                                                                          1,849               1,643
--------------------------------------------------------------------   --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on mortgage notes receivable                              21                  17
Other notes receivable                                                       --                  41
--------------------------------------------------------------------   --------            --------
                                                                             21                  58
--------------------------------------------------------------------   --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving loan from Core Group                                 (578)                (34)
Dividends paid                                                           (1,292)             (1,667)
--------------------------------------------------------------------   --------            --------
                                                                         (1,870)             (1,701)
--------------------------------------------------------------------   --------            --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                       --                  --
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                         --                  --
--------------------------------------------------------------------   --------            --------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                         $     --            $     --
====================================================================   ========            ========


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

         The Psychiatric Group Depositary Shares are intended to reflect the separate financial performance of the Company's investments in psychiatric hospitals (the Psychiatric Group). The Company's common stock (the Core Group Common Stock) is intended to reflect the separate financial performance of the Company's investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living, Alzheimer's care and medical office/clinic facilities (the Core Group). The Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, are attributed to the Company's Core Group for financial accounting and reporting purposes. The Series B Depositary Shares, and the Series B Preferred Stock represented thereby, rank senior to the Company's Core Group Common Stock and its Psychiatric Group Depositary Shares with respect to dividend payments and liquidation rights.


         Basis of Presentation The combined condensed financial statements of the Psychiatric Group included herein have been prepared by the Company without audit and include all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with those included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

         New Accounting Standards In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this statement had no impact on the Psychiatric Group's financial statements.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting financial and descriptive information about reportable operating segments. In general, reportable operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The required adoption in 1998 of SFAS No. 131 is not expected to have a material impact on the Psychiatric Group's financial statements.

         In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits". SFAS No. 132 revises employer's disclosures about pension and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. The required adoption in 1998 of SFAS No. 132 is not expected to have a material impact on the Psychiatric Group's financial statements.

         Interest Paid Interest paid by the Psychiatric Group on inter-Group loans from the Core Group was $365,000 and $390,000 for the three months ended March 31, 1998 and 1997, respectively.

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

3.  ATTRIBUTED EQUITY

         Stock Incentive Plans Options to purchase 2,000 shares of Psychiatric Group Depositary Shares at a weighted average exercise price of $16.42 per share expired during the three months ended March 31, 1998.

4.  EARNINGS PER SHARE

         The following is a reconciliation of the income and share amounts used in the basic and diluted per share computations of income before extraordinary item attributable to Psychiatric Group Depositary Shares:

                                                         Three Months Ended March 31,
                                                    --------------------------------------
                                                         1998                    1997
                                                       --------                --------
(In thousands)                                     Income    Shares         Income   Shares
                                                  ------------------       -----------------
Basic EPS components                               $ 1,239     2,084        $(9,470)   2,084
Effect of dilutive potential depositary shares
    Stock options                                      -         -              -        -

    DERs                                               -          18            -        -
                                                  --------   -------        -------  -------
Diluted EPS components                             $ 1,239     2,102        $(9,470)   2,084
                                                  ==================       =================

5.  STATUS OF PSYCHIATRIC GROUP INVESTMENTS

         The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant impairment losses on psychiatric investments and the periodic restructuring of psychiatric operator payment obligations in previous years. The Psychiatric Group recorded an $11 million charge in the first quarter of 1997 for impairment of the carrying value of its two psychiatric investments in Florida. The Northpointe property, at which the operator ceased paying its obligations to the Psychiatric Group in February 1997 and ceased hospital operations in the second quarter of 1997, continues to remain idle. The Psychiatric Group incurred costs of approximately $225,000 during the first quarter of 1998 ($.11 per depositary share) to protect and maintain this property, including approximately $150,000 for unexpected expenditures. Although on an ongoing basis, the Psychiatric Group expects to incur costs of approximately $75,000 per quarter ($.04 per depositary share) to protect and maintain this property while various alternatives for the property are evaluated and pursued, there can be no assurance that other unexpected costs will not be incurred. Early in the fourth quarter of 1997, a restructuring of The Retreat's obligations to the Psychiatric Group was completed. The Retreat's restructured base rent is $35,000 per month ($105,000 per quarter or $.05 per depositary share) and additional rent will not accrue or be payable until August 1, 2000. The Psychiatric Group has received the base rent payments under the restructured terms through May 1998 but The Retreat is currently in default on other obligations owed to the Psychiatric Group. Although the restructured agreement with The Retreat was a positive step in stabilizing the cash flow and operations of this facility, as evidenced by the current default, the Psychiatric Group cannot be assured that The Retreat will be able to continue to meet its restructured obligations or continue operations. Continued operations at The Retreat will remain in doubt even if there is a change in the owner or operator of the facility or if the Psychiatric Group provides additional financial assistance. The Psychiatric Group is continuing to explore a range of options for each of the two Florida properties, including the transfer of the hospitals to new operators, conversion of the facilities to an alternative use or sale of the properties. Due to the complexity and time involved in evaluating its options, the Psychiatric Group has not yet reached a decision as to its ultimate course of action. In light of the volatile circumstances of these two properties, the Psychiatric Group cannot be assured that further impairment losses on these investments will not be required.

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



         Although the $2,500,000 balance outstanding under Rock Creek Center's
(RCC) revolving credit agreement matured in June 1997 and the initial term of the RCC lease expired in December 1997, RCC has continued to make interest payments on the revolving credit agreement and the Psychiatric Group has agreed to a short-term extension of the initial lease term to September 30, 1998 while negotiations for a long-term renewal of the lease and repayment or extension of the revolving credit agreement continue. Other local and national operators have also expressed interest in the facility. RCC has met its rent and interest obligations to the Psychiatric Group through May 1998, however, the Psychiatric Group cannot be assured that RCC will not experience future operational and cash flow difficulties as it has in the past. In addition, the Psychiatric Group cannot be assured that a new lease will be accomplished or that, if accomplished, the minimum rent payments will be at the current annualized level of $1,000,000. Should the current lease not be renewed on a long-term basis or the revolving loan not be repaid or extended with the existing operator and a facility lease with a new operator on similar terms as the current lease is not accomplished, a significant negative impact to the Company's Psychiatric Group likely will result. The Psychiatric Group's total revenue from the RCC investment for the first quarter of 1998 was $.17 per depositary share.

         Both New York Four Winds facilities are continuing their plans to develop a lower-cost integrated behavioral health care delivery system in lower and upper New York state. Such a system is intended to create a cost-effective response to the negative reimbursement consequences of the accelerating movement to a managed care environment within New York. Both facilities have recently begun contracting on a fixed-price basis for the entire behavioral health component of various managed care contracts. The Psychiatric Group cannot be assured that the facilities will be able to adequately respond to the increasing price pressures within their markets or that their new contracts will be profitable. In addition, it is not possible to predict the impact of further changes in the psychiatric industry or whether the operator's system will be successful in a managed care environment, and the Psychiatric Group cannot be assured that some restructuring of the operator's obligations to the Psychiatric Group will not be required for the operator to remain competitive in such an environment. In addition, the interest rate on the Four Winds Hospital - Saratoga mortgage note will be reset in June 1999, if extended, to the lesser of (i) 325 basis points over the ten-year treasury rate at that time or (ii) various indexed rates for various reset periods specified in the note agreement and selected by the borrower during the first two years of the extension term. If reset at March 31, 1998, the interest rate on the note would have been approximately 9.0% and would have a negative impact on total revenue of the Psychiatric Group of approximately $.30 per Psychiatric Group Depositary Share on an annual basis.

         Although management currently believes that the recorded amounts of its psychiatric investments are realizable, if the psychiatric operators are unable to adapt to the fundamental ongoing changes in the psychiatric industry successfully and consistently mitigate the negative impact of the ongoing changes on their financial performance, the Psychiatric Group may be required to restructure payment obligations further, identify alternative operators, pursue alternative uses for or dispositions of the properties and/or recognize additional impairment losses on its investments. If the Psychiatric Group is required to take any of these actions, various costs are likely to be incurred by the Psychiatric Group in an effort to protect, maintain and pursue alternatives for its investments. The Psychiatric Group does not currently intend to make new investments, and over time, may sell, restructure or seek other means to reduce its investments. In addition, the Psychiatric Group continues to encourage each of the psychiatric operators to pursue financing alternatives which might enable them to acquire the properties and/or repay their borrowings from the Psychiatric Group, as the case may be. Subject to the rights of the holders of the Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, and any other preferred stock of the Company then outstanding, the Psychiatric Group expects to use the net proceeds of any future property sales and/or operator borrowing repayments to first repay then outstanding inter-Group loans and/or other liabilities owed by the Psychiatric Group and to distribute all remaining net proceeds, if any, in cash or Core Group Common Stock of the Company to holders of Psychiatric Group Depositary Shares. The

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



Psychiatric Group cannot be assured that the efforts of psychiatric operators to obtain alternative financing will be successful or, if successful, that the amounts of such financing would be sufficient to enable the Psychiatric Group to realize the carrying amounts of its investments. The Company continues to retain an investment banking firm to provide financial advisory services to the Psychiatric Group. These services include supplemental monitoring of the performance of individual assets, assistance in potential sales or restructurings of particular investments and continuing assessments of available strategic alternatives for the portfolio. The cost of the financial advisory services are specifically charged to the operating results of the Psychiatric Group.

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

         Factors Regarding Future Results and Forward-Looking Statements This report includes and incorporates by reference statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this report, including without limitation statements regarding rent or interest to be received from the Company's operators, plans with respect to individual facilities, expectations with respect to the specific terms and renewals of leases of the Company's facilities, the Company's anticipated dividend payout ratios, the Company's liquidity position, projected expenses associated with maintaining individual properties, the Company's ability to realize the recorded amounts of its investments and the potential effect of new or existing regulations on the operations conducted at the Company's facilities, are forward-looking statements. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

         Certain factors that could cause actual results to differ materially from those expected include, among others: the financial success of the operations conducted at the Company's facilities and the financial strength of the operators of such facilities, the continuing ability of operators to meet their obligations to the Company under existing or restructured agreements, changes in operators or ownership of operators, the viability of alternative uses for the Company's properties when necessary, changes in government policy relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third-party payors, the impact of managed care pricing pressures, the requirement to provide care on a fixed-price basis, lower occupancy levels at the Company's facilities, a reduction in demand for the services provided at the Company's facilities, the strength and financial resources of the Company's competitors, the availability and cost of capital, the Company's ability to make additional real estate investments at attractive yields and changes in tax laws and regulations affecting real estate investment trusts. For a further discussion of certain of these factors, see "- Future Operating Results" herein.

OPERATING RESULTS

First Quarter 1998 Compared With 1997

         For the first quarter of 1998, the Psychiatric Group reported net income of $1,239,000 or $.59 per Psychiatric Group Depositary Share on a basic basis, compared with a net loss of ($9,470,000), or ($4.54) per Psychiatric Group Depositary Share on a basic basis, for the first quarter of 1997. The net loss for the first quarter of 1997 included an impairment loss on real estate and notes receivable of ($11,000,000), or ($5.28) per Psychiatric Group Depositary Share on a basic basis.

         Rental income was $355,000 for the first quarter of 1998, a decrease of $226,000 or 39% from $581,000 for the first quarter of 1997. The decrease in rental income was primarily attributable to the reduction of base

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



rent from one of the Florida properties during the first quarter of 1998 as a result of a lease restructuring early in the fourth quarter of 1997. Additionally, the first quarter of 1997 included base rent received for one month from the other Florida property before the operator stopped paying rent and subsequently ceased operations in the second quarter of 1997.

         Additional rental and interest income was $294,000 for the first quarter of 1998, an increase of $90,000 or 44% from $204,000 for the first quarter of 1997. This increase was primarily attributable to an increase in additional interest received from the Four Winds Hospital - Katonah facility.

         Property operating expense of $225,000 for the first quarter of 1998 represents costs related to the protection and maintenance of one of the properties in Florida, including approximately $150,000 for unexpected expenditures, incurred after the operator ceased operations in the second quarter of 1997.

         Interest expense on inter-Group loans from the Core Group was $365,000 for the first quarter of 1998, a decrease of $25,000 or 6% from $390,000 for the first quarter of 1997. This decrease reflects a lower average balance outstanding on loans from the Core Group as a result of repayments by the Psychiatric Group from its available undistributed cash flow.

         General and administrative expenses were $252,000 for the first quarter of 1998, a decrease of $43,000 or 15% from $295,000 for the first quarter of 1997. The Company's consolidated general and administrative expenses are allocated between the Core Group and Psychiatric Group primarily based on revenues, however significant costs directly related to either Group are specifically charged to the applicable Group. Costs allocated to the Psychiatric Group based on revenues and direct costs charged to the Psychiatric Group both decreased for the first quarter of 1998 compared to the comparable period in 1997. The Psychiatric Group was specifically charged for $77,000 of costs in the first quarter of 1998 for financial advisory services provided primarily by an investment banking firm which included supplemental monitoring of the performance of the Psychiatric Group's properties and assistance in addressing operational and cash flow difficulties of certain operators of the properties. On a comparative basis, general and administrative expenses for the first quarter of 1997 included $116,000 of such financial advisory costs.

Future Operating Results

         The operators and tenants of most of the Company's facilities derive a substantial percentage of their total revenues from federal and state health care programs such as Medicare and Medicaid and from other third-party payors such as private insurance companies, self-insured employers and health maintenance organizations. Such operators and tenants also are subject to extensive federal, state and local government regulation relating to their operations, and most of the Company's facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with mandated procedures, licensure requirements under state law and certification standards under the Medicare and Medicaid programs. A reduction in reimbursement levels under the Medicare or Medicaid programs, a reduction in reimbursement by other third-party payors or an operator's or tenant's failure to maintain its certification under Medicare or Medicaid programs could adversely affect revenues to the Company's facilities.

         The nature of health care delivery in the United States continues to undergo change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed and passed by both Houses of Congress. These plans generally include revisions to and limits on Medicare and federal programs providing Medicaid reimbursement to state health care programs and have had and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Balanced

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Budget Act of 1997 contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in Medicare spending by an estimated $115 billion and Medicaid spending by an estimated $13 billion over five years. In addition, the Budget Act repealed certain limits on states' ability to reduce their Medicaid reimbursement levels. The Budget Act has the potential to reduce significantly federal spending on health care services provided at each of the Psychiatric Group's facilities, and to affect revenues of the Psychiatric Group's operators adversely. In particular, the Budget Act's limitations on reimbursable costs and reductions in payment incentives and capital related payments, as well as the change toward a prospective payment system, may have a material adverse effect on operator revenues at the Psychiatric Group's hospitals. The Company cannot be assured that the changes effected by the Budget Act will not have a material adverse effect on the Psychiatric Group's financial condition or results of operation.

         The Company's Board and management are monitoring the effect of the Budget Act on the Psychiatric Group's facilities and potential changes to reimbursement programs closely. The Company believes that the changes effected by the Budget Act and changes proposed at the federal and state level may pose risks for certain institutions that are unwilling or unable to respond.

         The ongoing changes in the health care industry include trends toward shorter lengths of hospital stay, increased use of outpatient services, increased federal, state and third-party oversight of health care company operations and business practices, and increased demand for discounted or capitated health care services (delivery of services at a fixed price per capita basis to a defined group of covered parties). Furthermore, federal, state and third-party payors continue to propose and adopt various cost containment measures that restrict the scope of reimbursable health care services and limit increases in reimbursement rates for such services. Payors also are continuing to enforce compliance with program requirements aggressively and to pursue providers that they believe have not complied with such requirements. Outpatient business is expected to increase as advances in treatment techniques and pharmacology allow more care to be provided on an outpatient basis and as payors continue to direct more patients from inpatient care to outpatient care. In addition, the entrance of insurance companies into managed care programs is accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of health care services that are reimbursed under the Medicare and Medicaid programs continues to increase as the population ages. States are also expanding their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength. As a result of the foregoing, revenues and margins may decrease at the Psychiatric Group's facilities.

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

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         In general, the operators of the Psychiatric Group's properties have very limited access to financing for their operating and capital needs. The Psychiatric Group provided such financing under a revolving credit agreement to the operator of one of its psychiatric properties. As of March 31, 1998, outstanding borrowings under such agreement totaled $2,500,000, which amount remains outstanding even though the financing matured June 30, 1997. In the past, the Psychiatric Group has provided similar financing to other operators of its properties which have been unable to pay off their outstanding borrowings. The Psychiatric Group cannot be assured that the operator currently borrowing under a revolving credit agreement will be able to secure replacement financing from third-party lenders or to pay off its outstanding borrowings.
To the extent the operators of the Psychiatric Group's properties have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's Board of Directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital operator, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then-existing policies), although the Company's Board of Directors is under no obligation to do so.

         The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant impairment losses on psychiatric investments and the periodic restructuring of psychiatric operator payment obligations in previous years. The Psychiatric Group recorded an $11 million charge in the first quarter of 1997 for impairment of the carrying value of its two psychiatric investments in Florida. The Northpointe property, at which the operator ceased paying its obligations to the Psychiatric Group in February 1997 and ceased hospital operations in the second quarter of 1997, continues to remain idle. The Psychiatric Group incurred costs of approximately $225,000 during the first quarter of 1998 ($.11 per depositary share) to protect and maintain this property, including approximately $150,000 for unexpected expenditures. Although on an ongoing basis, the Psychiatric Group expects to incur costs of approximately $75,000 per quarter ($.04 per depositary share) to protect and maintain this property while various alternatives for the property are evaluated and pursued, there can be no assurance that other unexpected costs will not be incurred. Early in the fourth quarter of 1997, a restructuring of The Retreat's obligations to the Psychiatric Group was completed. The Retreat's restructured base rent is $35,000 per month ($105,000 per quarter or $.05 per depositary share) and additional rent will not accrue or be payable until August 1, 2000. The Psychiatric Group has received the base rent payments under the restructured terms through May 1998 but The Retreat is currently in default on other obligations owed to the Psychiatric Group. Although the restructured agreement with The Retreat was a positive step in stabilizing the cash flow and operations of this facility, as evidenced by the current default, the Psychiatric Group cannot be assured that The Retreat will be able to continue to meet its restructured obligations or continue operations. Continued operations at The Retreat will remain in doubt even if there is a change in the owner or operator of the facility or if the Psychiatric Group provides additional financial assistance. The Psychiatric Group is continuing to explore a range of options for each of the two Florida properties, including the transfer of the hospitals to new operators, conversion of the facilities to an alternative use or sale of the properties. Due to the complexity and time involved in evaluating its options, the Psychiatric Group has not yet reached a decision as to its ultimate course of action. In light of the volatile circumstances of these two properties, the Psychiatric Group cannot be assured that further impairment losses on these investments will not be required.

         Although the $2,500,000 balance outstanding under Rock Creek Center's
(RCC) revolving credit agreement matured in June 1997 and the initial term of the RCC lease expired in December 1997, RCC has continued to make interest payments on the revolving credit agreement and the Psychiatric Group has agreed to a short-term extension of the initial lease term to September 30, 1998 while negotiations for a long-term renewal of the lease and repayment or extension of the revolving credit agreement continue. Other local and national operators have also expressed interest in the facility. RCC has met its rent and interest obligations to the Psychiatric Group through May 1998, however, the Psychiatric Group cannot be assured that RCC will not experience future operational and cash flow difficulties as it has in the past. In addition, the Psychiatric Group cannot be assured that a new lease will be accomplished or that, if accomplished, the minimum rent payments will

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



be at the current annualized level of $1,000,000. Should the current lease not be renewed on a long-term basis or the revolving loan not be repaid or extended with the existing operator and a facility lease with a new operator on similar terms as the current lease is not accomplished, a significant negative impact to the Company's Psychiatric Group likely will result. The Psychiatric Group's total revenue from the RCC investment for the first quarter of 1998 was $.17 per depositary share.

         Both New York Four Winds facilities are continuing their plans to develop a lower-cost integrated behavioral health care delivery system in lower and upper New York state. Such a system is intended to create a cost-effective response to the negative reimbursement consequences of the accelerating movement to a managed care environment within New York. Both facilities have recently begun contracting on a fixed-price basis for the entire behavioral health component of various managed care contracts. The Psychiatric Group cannot be assured that the facilities will be able to adequately respond to the increasing price pressures within their markets or that their new contracts will be profitable. In addition, it is not possible to predict the impact of further changes in the psychiatric industry or whether the operator's system will be successful in a managed care environment, and the Psychiatric Group cannot be assured that some restructuring of the operator's obligations to the Psychiatric Group will not be required for the operator to remain competitive in such an environment. In addition, the interest rate on the Four Winds Hospital - Saratoga mortgage note will be reset in June 1999, if extended, to the lesser of
(i) 325 basis points over the ten-year treasury rate at that time or (ii) various indexed rates for various reset periods specified in the note agreement and selected by the borrower during the first two years of the extension term. If reset at March 31, 1998, the interest rate on the note would have been approximately 9.0% and would have a negative impact on total revenue of the Psychiatric Group of approximately $.30 per Psychiatric Group Depositary Share on an annual basis.

         Although management currently believes that the recorded amounts of its psychiatric investments are realizable, if the psychiatric operators are unable to adapt to the fundamental ongoing changes in the psychiatric industry successfully and consistently mitigate the negative impact of the ongoing changes on their financial performance, the Psychiatric Group may be required to restructure payment obligations further, identify alternative operators, pursue alternative uses for or dispositions of the properties and/or recognize additional impairment losses on its investments. If the Psychiatric Group is required to take any of these actions, various costs are likely to be incurred by the Psychiatric Group in an effort to protect, maintain and pursue alternatives for its investments. The Psychiatric Group does not currently intend to make new investments, and over time, may sell, restructure or seek other means to reduce its investments. In addition, the Psychiatric Group continues to encourage each of the psychiatric operators to pursue financing alternatives which might enable them to acquire the properties and/or repay their borrowings from the Psychiatric Group, as the case may be. Subject to the rights of the holders of the Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, and any other preferred stock of the Company then outstanding, the Psychiatric Group expects to use the net proceeds of any future property sales and/or operator borrowing repayments to first repay then outstanding inter-Group loans and/or other liabilities owed by the Psychiatric Group and to distribute all remaining net proceeds, if any, in cash or Core Group Common Stock of the Company to holders of Psychiatric Group Depositary Shares. The Psychiatric Group cannot be assured that the efforts of psychiatric operators to obtain alternative financing will be successful or, if successful, that the amounts of such financing would be sufficient to enable the Psychiatric Group to realize the carrying amounts of its investments. The Company continues to retain an investment banking firm to provide financial advisory services to the Psychiatric Group. These services include supplemental monitoring of the performance of individual assets, assistance in potential sales or restructurings of particular investments and continuing assessments of available strategic alternatives for the portfolio. The cost of the financial advisory services are specifically charged to the operating results of the Psychiatric Group.

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

         Many existing information systems currently record years in a two-digit format and will be unable to properly interpret dates beyond the year 1999 which could lead to business disruptions (the Year 2000 Issue). The Company is currently upgrading its internal information systems in the normal course of business and does not expect the Year 2000 Issue to have a material impact on the future operations or financial results of the Company's Psychiatric Group. However, the future operations of the Company's Psychiatric Group could be disrupted and/or its financial results could be negatively impacted by the Year 2000 Issue if the Company's Psychiatric Group lessees and borrowers do not adequately address the Year 2000 Issue with respect to their information systems. As health care providers, the Company's Psychiatric Group lessees and borrowers generally rely extensively on information systems, including systems for capturing patient and cost information and for billing and collecting reimbursement for health care services provided. Furthermore, the Company's Psychiatric Group lessees and borrowers likewise are dependent on a variety of third parties who must also adequately address the Year 2000 Issue, including private and government payors. Although, the Company believes that the Psychiatric Group lessees and borrowers are generally addressing their Year 2000 Issues, it is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such lessees and borrowers. Furthermore, it is not possible for the Company to determine or be assured that the various payors and other third parties upon which the Company's Psychiatric Group lessees and borrowers are dependent for reimbursement and information will accomplish adequate remediation of their Year 2000 Issues. Accordingly, although the Company believes that the impact of the Year 2000 Issue, as it relates to its internal information systems, will not be material to the Company's Psychiatric Group, the Company cannot be assured that the Year 2000 Issues of its Psychiatric Group lessees and borrowers, and the third parties upon which they are dependent, will not have a material impact on the future operations and/or financial results of the Company's Psychiatric Group.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Psychiatric Group had $2,801,000 and $9,175,000 outstanding under its revolving inter- Group loan from the Core Group and its fixed rate inter-Group loan from the Core Group, respectively. The Psychiatric Group is required to use the net proceeds from the disposition of Psychiatric Group assets to pay down its outstanding revolving inter-Group loan (to the extent of the psychiatric hospital operator borrowings under revolving credit agreements associated with the asset or assets sold) with any excess used to pay down the balance outstanding under the fixed rate inter-Group loan. The Company's Board of Directors has established certain management policies relating to the Psychiatric Group's inter-Group loans from the Core Group. Under the policies currently in effect, which may be modified or rescinded at any time in the sole discretion of the Company's Board of Directors, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group are limited to a maximum of $7,870,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar by any permanent repayment in the future of borrowings under a revolving credit agreement provided to a Psychiatric Group hospital operator; provided that the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000. Except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced to the Psychiatric Group by the Core Group. The Psychiatric Group has no third-party sources of additional financing and, as a result, is dependent on the Core Group for all such financing. Although the Core Group may make this financing available, there is no obligation of the Company's

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Board of Directors to cause the Core Group to provide funds to the Psychiatric Group if the Board of Directors determines that it is in the Company's best interest not to do so. To the extent needed funds are not advanced by the Core Group, the Psychiatric Group would experience immediate, significant negative effects.

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

                                                 Date: May 12, 1998

AMERICAN HEALTH PROPERTIES, INC.


By:     JOSEPH P. SULLIVAN              By:       MICHAEL J. MCGEE
    --------------------------------        -----------------------------------
    Joseph P. Sullivan                      Michael J. McGee
    Chairman of the Board, President        Senior Vice President &
    & Chief Executive Officer               Chief Financial Officer
    (Principal Executive Officer)           (Principal Financial and
                                            Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  27              Financial Data Schedule