Form 10-Q
period 1998-06-30
AMERICAN HEALTH PROPERTIES INC
filed 1998-08-14
CIK 808240

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

                  For the quarterly period ended June 30, 1998

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

         SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE,
                  OUTSTANDING AT AUGUST 11, 1998 -- 24,984,422

     SHARES OF REGISTRANT'S PSYCHIATRIC GROUP DEPOSITARY SHARES, EACH REPRESENTING ONE-TENTH OF ONE SHARE OF PSYCHIATRIC GROUP PREFERRED STOCK, $.01 PAR VALUE, OUTSTANDING AT AUGUST 11, 1998 -- 2,083,931.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AMERICAN HEALTH PROPERTIES, INC.

                                 JUNE 30, 1998

                               TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                                                               PAGE
CONSOLIDATED COMPANY

Item 1.    Consolidated Condensed Financial Statements:
           Balance sheets as of June 30, 1998 and December 31, 1997 . . . . . . . . . . . . . . . . . . .        2
           Statements of operations for the three and six months ended June 30, 1998 and 1997 . . . . . .        3
           Statements of cash flows for the six months ended June 30, 1998 and 1997 . . . . . . . . . . .        5
           Notes to financial statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6

Item 2.    Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .       12

CORE GROUP

Item 1.    Core Group Combined Condensed Financial Statements:
           Balance sheets as of June 30, 1998 and December 31, 1997 . . . . . . . . . . . . . . . . . . .       22
           Statements of operations for the three and six months ended June 30, 1998 and 1997 . . . . . .       23
           Statements of cash flows for the six months ended June 30, 1998 and 1997 . . . . . . . . . . .       24
           Notes to financial statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25

Item 2.    Management's Discussion and Analysis of Core Group
           Combined Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . .       29

PSYCHIATRIC GROUP

Item 1.    Psychiatric Group Combined Condensed Financial Statements:
           Balance sheets as of June 30, 1998 and December 31, 1997 . . . . . . . . . . . . . . . . . . .       36
           Statements of operations for the three and six months ended June 30, 1998 and 1997 . . . . . .       37
           Statements of cash flows for the six months ended June 30, 1998 and 1997 . . . . . . . . . . .       38
           Notes to financial statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       39

Item 2.    Management's Discussion and Analysis of Psychiatric Group
           Combined Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . .       45

PART II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . .       53

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       53

                        AMERICAN HEALTH PROPERTIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In thousands except per share amounts)


                                                                                      June 30,         December 31,
                                                                                        1998               1997
                                                                                     ------------      ------------
ASSETS                                                                               (Unaudited)
Real estate investments
    Real property and mortgage notes, net                                            $    855,815      $    745,776
    Construction in progress                                                               11,325             4,729
    Accumulated depreciation                                                             (112,211)         (102,235)
                                                                                     ------------      ------------
                                                                                          754,929           648,270
Other notes receivable and direct financing leases                                          6,264             5,553
Other assets                                                                               13,678            13,696
Cash and short-term investments                                                             1,854            23,053
                                                                                     ------------      ------------

                                                                                     $    776,725      $    690,572
                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank loans payable                                                                   $     75,000      $         --
Mortgage notes payable                                                                     21,068            17,922
Notes and bonds payable                                                                   226,049           225,891
Accounts payable and accrued liabilities                                                   13,781            13,193
Dividends payable                                                                          15,186            14,847
Deferred income                                                                             4,319             3,758
                                                                                     ------------      ------------
                                                                                          355,403           275,611
                                                                                     ------------      ------------

Commitments and contingencies

Stockholders' equity
    Preferred stock $.01 par value; 1,000 shares authorized;
       8-1/2% Cumulative Redeemable Preferred Stock,
           Series B; $2,500 liquidation value;
           40 shares issued and outstanding                                               100,000           100,000
       Psychiatric Group Preferred Stock;
           208 shares issued and outstanding                                                    2                 2
    Common stock $.01 par value; 100,000 shares authorized;
       24,103 and 23,557 shares issued and outstanding                                        241               236
    Additional paid-in capital                                                            496,557           482,030
    Cumulative net income                                                                 308,501           283,453
    Cumulative dividends                                                                 (483,979)         (450,760)
                                                                                     ------------      ------------
                                                                                          421,322           414,961
                                                                                     ------------      ------------

                                                                                     $    776,725      $    690,572
                                                                                     ============      ============



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)



                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                       ---------------------------    --------------------------
                                                           1998             1997          1998            1997
                                                       ----------       ----------    ----------      ----------
REVENUES
Rental income                                          $   22,484       $   17,817    $   43,842      $   35,627
Mortgage interest income                                    1,655            1,531         3,308           3,048
Additional rental and interest income                       3,400            3,147         6,820           6,123
Other property income                                         384               34           719              34
Other interest income                                         220              242           461           1,272
                                                       ----------       ----------    ----------      ----------
                                                           28,143           22,771        55,150          46,104
                                                       ----------       ----------    ----------      ----------
EXPENSES
Depreciation and amortization                               5,159            3,889        10,033           7,717
Property operating                                          1,352               77         2,567              88
Interest expense                                            5,308            4,478        10,250          10,585
General and administrative                                  2,322            1,948         4,428           3,828
Impairment loss on psychiatric real estate
  and notes receivable                                      2,730               --         2,730          11,000
                                                       ----------       ----------    ----------      ----------
                                                           16,871           10,392        30,008          33,218
                                                       ----------       ----------    ----------      ----------

Minority interest                                              47               47            94              94
                                                       ----------       ----------    ----------      ----------
INCOME BEFORE EXTRAORDINARY ITEM                           11,225           12,332        25,048          12,792
EXTRAORDINARY LOSS ON DEBT PREPAYMENT                          --               --            --         (11,427)
                                                       ----------       ----------    ----------      ----------

NET INCOME                                             $   11,225       $   12,332    $   25,048      $    1,365
                                                       ==========       ==========    ==========      ==========

SERIES B PREFERRED DIVIDEND REQUIREMENT                $   (2,150)      $       --    $   (4,300)     $       --
                                                       ==========       ==========    ==========      ==========

ATTRIBUTABLE TO CORE GROUP COMMON STOCK
  AND PSYCHIATRIC GROUP DEPOSITARY SHARES -
      INCOME BEFORE EXTRAORDINARY ITEM                 $    9,075       $   12,332    $   20,748      $   12,792
                                                       ==========       ==========    ==========      ==========
      NET INCOME                                       $    9,075       $   12,332    $   20,748      $    1,365
                                                       ==========       ==========    ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (continued)
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                             Three Months Ended June 30,       Six Months Ended June 30,
                                                             ---------------------------      ---------------------------
                                                                1998              1997           1998             1997
                                                             ----------       ----------      ----------       ----------
ATTRIBUTABLE TO -
  CORE GROUP COMMON STOCK
      Income before extraordinary item                       $   10,559       $   11,129      $   20,993       $   21,059
      Extraordinary loss on debt prepayment                  $       --       $       --      $       --       $  (11,427)
      Net income                                             $   10,559       $   11,129      $   20,993       $    9,632

      Basic per share amounts -
        Income before extraordinary item                     $     0.44       $     0.47      $     0.88       $     0.90
        Extraordinary loss on debt prepayment                $       --       $       --      $       --       $    (0.49)
        Net income                                           $     0.44       $     0.47      $     0.88       $     0.41

        Weighted average common shares                           24,055           23,459          23,887           23,459

      Diluted per share amounts -
        Income before extraordinary item                     $     0.43       $     0.47      $     0.87       $     0.89
        Extraordinary loss on debt prepayment                $       --       $       --      $       --       $    (0.48)
        Net income                                           $     0.43       $     0.47      $     0.87       $     0.41

        Weighted average common shares and
          dilutive potential common shares                       24,314           23,643          24,154           23,646

      Dividends declared per common share                    $   0.5450       $   0.5250      $   1.0900       $   1.0500


  PSYCHIATRIC GROUP DEPOSITARY SHARES
      Net income (loss)                                      $   (1,484)      $    1,203      $     (245)      $   (8,267)

      Basic per share amounts -
        Net income (loss)                                    $    (0.71)      $     0.58      $    (0.12)      $    (3.97)

        Weighted average depositary shares                        2,084            2,084           2,084            2,084

      Diluted per share amounts -
        Net income (loss)                                    $    (0.71)      $     0.57      $    (0.12)      $    (3.97)

        Weighted average depositary shares and
          dilutive potential depositary shares                    2,084            2,098           2,084            2,084

      Dividends declared per depositary share                $   0.6400       $   0.6300      $   1.2800       $   1.3800


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                                  Six Months Ended June 30,
                                                                                ------------------------------
                                                                                   1998               1997
                                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $     25,048      $      1,365
Extraordinary loss on debt prepayment                                                     --            11,427
Depreciation, amortization and other non-cash items                                   11,319             9,033
Deferred income                                                                          481              (249)
Impairment loss on psychiatric real estate and notes receivable                        2,730            11,000
Change in other assets                                                                  (388)           (1,415)
Change in accounts payable and accrued liabilities                                       616             3,244
                                                                                ------------      ------------
                                                                                      39,806            34,405
                                                                                ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties                              (114,105)          (15,923)
Mortgage note receivable fundings                                                       (179)           (3,684)
Principal payments on mortgage notes receivable                                           39                35
Other notes receivable                                                                (1,236)              114
Direct financing leases                                                                  525               158
Administrative capital expenditures                                                      (61)              (11)
                                                                                ------------      ------------
                                                                                    (115,017)          (19,311)
                                                                                ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                                           75,000           (39,500)
Proceeds from notes payable issuance                                                      --           218,965
Prepayment of notes payable                                                               --          (163,176)
Principal payments on mortgage notes payable                                            (229)               --
Financing costs paid                                                                      (7)           (2,152)
Proceeds from sale of common stock                                                     9,475                --
Proceeds from exercise of stock options                                                2,653               100
Dividends paid                                                                       (32,880)          (27,856)
                                                                                ------------      ------------
                                                                                      54,012           (13,619)
                                                                                ------------      ------------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                               (21,199)            1,475
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                                  23,053             1,480
                                                                                ------------      ------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                  $      1,854      $      2,955
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

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The required adoption in 1999 of SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

         In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". In general, SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. The required adoption in 1998 of SOP 98-5 is not expected to have a material impact on the Company's financial statements.

         Interest Paid Interest paid by the Company, net of interest capitalized, was $9,311,000 and $5,691,000 for the six months ended June 30, 1998 and 1997, respectively. The Company had $294,000 and $201,000 of capitalized interest for the six months ended June 30, 1998 and 1997, respectively.

2.  STOCKHOLDERS' EQUITY

         Equity Offering In February 1998, the Company completed an offering of 353,201 additional shares of Core Group Common Stock resulting in net proceeds of approximately $9.5 million.

         Equity Issuance In May 1998, the Company issued 62,160 additional shares of Core Group Common Stock in connection with the acquisition of a medical office/clinic facility, representing additional equity of approximately $1.7 million.

         Special Stock Dividend   Subsequent to the end of the second quarter,
on July 24, 1998, the Company distributed 833,067 new shares of Core Group Common Stock at a price of $25.9407 per share to holders of Psychiatric Group Depositary Shares as a special stock dividend. Holders of Psychiatric Group Depositary Shares received 0.4 shares of Core Group Common Stock for each Psychiatric Group Depositary Share held and were paid cash-in-lieu of fractional shares of Core Group Common Stock based on the price of $25.9407.

         Stock Incentive Plans During the six months ended June 30, 1998, options to purchase 160,424 shares of Core Group Common Stock at a weighted average exercise price of $28.00 per share were issued pursuant to the Company's stock incentive plans. During the six months ended June 30, 1998, options to purchase 130,000 shares of Core Group Common Stock were exercised at a weighted average exercise price of $20.41 per share resulting in additional equity of $2,653,000. Options to purchase 10,000 shares of Core Group Common Stock at a weighted average exercise price of $32.06 and options to purchase 10,000 shares of Psychiatric Group Depositary Shares at a weighted average exercise price of $20.96 per share expired during the six months ended June 30, 1998.

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)




3.  EARNINGS PER SHARE

         The following is a reconciliation of the income or (loss) and share amounts used in the basic and diluted per share computations of income before extraordinary item attributable to Core Group Common Stock and Psychiatric Group Depositary Shares:

                                              Three Months Ended June 30,                     Six Months Ended June 30,
                                   -----------------------------------------------  ------------------------------------------------
                                             1998                    1997                     1998                 1997
                                   -----------------------  ----------------------  -----------------------  -----------------------
                                     Income                   Income                  Income                   Income
(In thousands)                       (Loss)        Shares     (Loss)      Shares      (Loss)       Shares      (Loss)       Shares
                                   ----------   ----------  ----------  ----------  ----------   ----------  ----------   ----------
Attributable to Core Group
Income before extraordinary item   $   12,709           --  $   11,129          --  $   25,293           --  $   21,059           --
Less Series B preferred
  dividend requirement                 (2,150)          --          --          --      (4,300)          --          --           --
Outstanding common shares                  --       24,054          --      23,457          --       23,886          --       23,456
Deferred common shares                     --            1          --           2          --            1          --            3
                                   ----------   ----------  ----------  ----------  ----------   ----------  ----------   ----------
Basic EPS components                   10,559       24,055      11,129      23,459      20,993       23,887      21,059       23,459

Effect of dilutive potential
  common shares -
    Stock options                          --          116          --          85          --          130          --           93
    DER's                                  --          143          --          99          --          137          --           94
    Subordinated convertible
      bonds payable                        --           --          --          --          --           --          --           --
                                   ----------   ----------  ----------  ----------  ----------   ----------  ----------   ----------
Diluted EPS components             $   10,559       24,314  $   11,129      23,643  $   20,993       24,154  $   21,059       23,646
                                   ==========   ==========  ==========  ==========  ==========   ==========  ==========   ==========

Attributable to Psychiatric Group
Basic EPS components               $   (1,484)       2,084  $    1,203       2,084  $     (245)       2,084  $   (8,267)       2,084

Effect of dilutive potential
  common shares -
    Stock options                          --           --          --          --          --           --          --           --
    DER's                                  --           --          --          14          --           --          --           --
                                   ----------   ----------  ----------  ----------  ----------   ----------  ----------   ----------
Diluted EPS components             $   (1,484)       2,084  $    1,203       2,098  $     (245)       2,084  $   (8,267)       2,084
                                   ==========   ==========  ==========  ==========  ==========   ==========  ==========   ==========

4.       COMMITMENTS

         As of June 30, 1998, the Company had funded $7.5 million of a $17 million commitment to develop two skilled nursing properties in Las Vegas, Nevada to be operated by an experienced operator of skilled nursing facilities. The Company has a $35 million forward funding commitment to develop up to five assisted living facilities to be managed by an experienced operator of assisted living facilities. As of June 30, 1998, the Company had funded $3.8 million under this commitment for the development of three facilities having total development costs of approximately $18.6 million. The Company has a similar commitment of $22.5 million to develop up to 11 Alzheimer's care facilities to be managed by an experienced operator of Alzheimer's care facilities. The Company also has agreed to provide an additional $9.4 million of real estate financing to an experienced operator of long-term acute care facilities for which there are currently no identified projects.

5.       STATUS OF PSYCHIATRIC GROUP INVESTMENTS

         Subsequent to the end of the second quarter, on July 1, 1998, the Company received $35 million as payment in full of its Psychiatric Group's two New York Four Winds mortgage loans resulting in the accrual of a

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


$2.73 million impairment loss in the second quarter of 1998. On a consolidated basis, the Company used the proceeds from the mortgage loans payoff to pay down outstanding borrowings under its bank credit facility. On a Group basis, the proceeds from the payment of the Four Winds mortgage loans were first used by the Psychiatric Group to repay the entire $11.2 million outstanding balance of fixed and revolving inter-Group loans owed to the Company's Core Group by the Psychiatric Group and to maintain a cash reserve of approximately $2.3 million for the net current liabilities of the Psychiatric Group. Substantially all of the remaining proceeds were distributed to holders of Psychiatric Group Depositary Shares on July 24, 1998 as a special dividend paid in the form of
0.4 shares of Core Group Common Stock per Psychiatric Group Depositary Share. In order to effectuate the stock dividend, the Psychiatric Group purchased 833,067 shares of Core Group Common Stock from the Core Group at a price of $25.9407 per share, which represented the average trading price of the Core Group Common Stock for the last ten trading days prior to the July 17, 1998 record date for the special dividend, as provided in the certificate of designation for the Psychiatric Group Stock.

         The Four Winds loans represented the largest income-producing portion of the Psychiatric Group's portfolio. In the second quarter of 1998, the Four Winds loans contributed revenue of $1,776,000 to the Psychiatric Group. As a result of the payoff of these loans, second quarter 1998 results will be the last quarter to include results from the Four Winds loans and future quarters' results will be solely dependent on the remaining three assets in the portfolio. Furthermore, since the Psychiatric Group does not maintain a separate management structure, it has an ongoing obligation to pay for an allocated portion of the Company's general and administrative expenses, subject to a minimum of $250,000 annually, as well as for specific expenses directly related to the operations of the Psychiatric Group. Offsetting these expenses in future quarters will be a reduction of interest expense as a result of the repayment of the inter- Group loans to the Core Group. Interest expense on inter-Group loans to the Core Group was $347,000 for the second quarter of 1998. Due to these various factors, future quarterly cash flows and dividends will decrease very substantially.

         The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant impairment losses on psychiatric investments and the periodic restructuring of psychiatric operator payment obligations in previous years. The Company recorded an $11 million charge in the first quarter of 1997 for impairment of the carrying value of its two psychiatric investments in Florida. The Northpointe property, at which the operator ceased paying its obligations to the Company in February 1997 and ceased hospital operations in the second quarter of 1997, continues to remain idle. The Company incurred costs of approximately $75,000 during the second quarter of 1998 ($.04 per Psychiatric Group Depositary Share) and $225,000 for the first quarter of 1998 ($.11 per Psychiatric Group Depositary Share) to protect and maintain this property, including approximately $150,000 for unexpected expenditures. Although on an ongoing basis, the Company expects to incur costs of approximately $75,000 per quarter ($.04 per Psychiatric Group Depositary Share) to protect and maintain this property while various alternatives for the property are evaluated and pursued, the Company cannot be assured that other unexpected costs will not be incurred. Numerous discussions with health care operators and others regarding a potential sale or lease of the property continue. However, no agreement for sale or lease has been reached. If efforts to identify a health care operator for the property prove unsuccessful, the property will most likely have to be sold for its real estate value, however, the Company cannot be assured that the current carrying value of the property would be realized through a sale. Early in the fourth quarter of 1997, a restructuring of The Retreat's obligations to the Company was completed. The Retreat's restructured base rent is $35,000 per month ($105,000 per quarter or $.05 per Psychiatric Group Depositary Share) and additional rent will not accrue or be payable until August 1, 2000. The Company has received the base rent payments under the restructured terms through August 1998 but The Retreat is currently in default on other obligations owed to the Company. Although the restructured agreement with The Retreat was a positive step in stabilizing the cash flow and operations of this facility, as evidenced by the current default, the Company cannot be assured that The Retreat will be able to continue to meet its restructured obligations or continue operations. While

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



the Company has now reached an agreement in principle regarding the assumption of operations at The Retreat by a new operator, certain of the required key agreements remain under negotiation. The transfer of operations to the new operator will not occur unless those terms are satisfactorily resolved. If not resolved, the Company may decide to exercise any or all of its remedies. Even if there is a change in the operator of The Retreat, continued operations at The Retreat will remain uncertain until the new operator has demonstrated its ability to operate the facility successfully. In light of the volatile circumstances of the two Florida psychiatric properties, the Company cannot be assured that further impairment losses on these investments will not be required.

         Although the $2,500,000 balance outstanding under Rock Creek Center's
(RCC) revolving credit agreement matured in June 1997 and the initial term of the RCC lease expired in December 1997, RCC has continued to make interest payments on the revolving credit agreement and the initial lease term has been extended to September 30, 1998, with a further extension pending as described below. RCC has met its rent and interest obligations to the Company through August 1998, however, the Company cannot be assured that RCC will not experience future operational and cash flow difficulties as it has in the past. At the end of June 1998, the operator of the Rock Creek Center (RCC) facility informed the Company that it had incurred a material, unanticipated liability to Medicare, which imperils the continuing operation of the facility. In response, the operator has commenced a significant revision and downsizing of its operations to focus on geriatric psychiatric care. In order to implement that change, the operator has given a WARN Act notice to its employees notifying them that the operations of the facility in its current mode will cease within 60 days of such notice and inviting them to reapply for positions in the proposed downsized operation. Under the currently applicable lease extension, the Company has the right, effective July 1, 1998, to negotiate with other potential health care operators regarding operating the facility and the Company has commenced marketing the property to potential new operators. An agreement in principle has been reached with the existing operator extending the current lease to March 31, 1999, and extending the maturity of the revolving credit agreement to March 31, 1999. Under the proposed arrangement, the operator will continue to pay interest on all outstanding obligations and will pay $5,000 per month against the principal balance of the revolving credit agreement. Although discussions with the current operator have not yet been successful in reaching a mutually acceptable long-term lease, purchase and sale agreement, and/or payment schedule for the payment of the balance of the revolving credit agreement, the operator of the facility has approached the Psychiatric Group with a proposal that may be practicable depending, in part, on the operator's ability to negotiate an acceptable compromise with Medicare regarding the unanticipated Medicare liability. Local and national operators have expressed interest in the facility; however, the Psychiatric Group cannot be assured that either a long-term lease extension or a new lease will be accomplished. If the current operator is unsuccessful in formulating a program which permits it to pay the newly-determined Medicare liability and to make suitable payments to the Psychiatric Group, and a facility lease with a new operator is not accomplished, a significant negative impact to the Psychiatric Group likely will result. Furthermore, if a new operator assumes operation of the RCC facility, the Company cannot be assured that the current operator will be able to pay the balance owed under the revolving credit agreement or that a new operator will be able to operate the facility successfully. The total revenue contribution to the Psychiatric Group from the RCC investment for the second quarter was $.17 per Psychiatric Group Depositary Share.

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

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



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

         The dividend on the Company's Psychiatric Group Depositary Shares is determined each quarter based upon the operating results of the Company's Psychiatric Group. Historically, the level of dividends of the Psychiatric Group have varied quarter-to-quarter. Any significant advance of additional funds to psychiatric hospital operators, modification of terms covering the rental or interest obligations of its psychiatric properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Company's Psychiatric Group results of operations and cash flows, as well as on the quarterly dividend payment on Psychiatric Group Depositary Shares. In addition to the foregoing, future operating results, cash flows and dividends of the Company's Psychiatric Group will be affected by changes in the level of additional rent, the amount of additional financial advisory fees and, to the extent necessary, various costs which might be incurred in an effort to protect, maintain and pursue alternatives for its psychiatric investments.
With the repayment of the Four Winds loans, future quarterly cash flows and dividends will decrease very substantially from previous quarters. Also, small events with respect to the Psychiatric Group's three remaining facilities will likely have a more significant effect on the Psychiatric Group's cash flows and dividends, and therefore the price of the Psychiatric Group Depositary Shares. The liquidity of the Psychiatric Group Depositary Shares will also likely be adversely affected.

         The Company will continue to review quarterly the performance of each of the remaining assets of the Psychiatric Group. Should the Board of Directors of the Company decide that the remaining Psychiatric Group portfolio and operations are not consistent with a separate public security, the Board may then elect to redeem the outstanding Psychiatric Group Depositary Shares.

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

         Factors Regarding Future Results and Forward-Looking Statements This report includes and incorporates by reference statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this report, including without limitation statements regarding rent or interest to be received from the Company's operators and tenants, plans with respect to individual facilities, expectations with respect to the specific terms and renewals of leases of the Company's facilities, the Company's anticipated dividends and dividend payout ratios, the potential redemption of the Company's shares, the Company's liquidity position, projected expenses associated with operating or maintaining individual properties, the Company's ability to realize the recorded amounts of its investments and the potential effect of new or existing regulations on the operations conducted at the Company's facilities, are forward-looking statements. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

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

OPERATING RESULTS

Second Quarter and Year to Date 1998 Compared With 1997

         For the second quarter of 1998, the Company reported net income attributable to Core Group Common Stock and Psychiatric Group Depositary Shares of $9,075,000 compared with $12,332,000 for the second quarter of 1997. An impairment loss on psychiatric notes receivable of ($2,730,000) was recorded in the second quarter of 1998. For the six months ended June 30, 1998, the Company reported income before extraordinary item attributable to Core Group Common Stock and Psychiatric Group Depository Shares of $20,748,000 compared with $12,792,000 for the six months ended June 30, 1997, which included an impairment loss on psychiatric real estate and notes receivable of ($11,000,000). For the six months ended June 30, 1998, the Company reported net income attributable to Core Group Common Stock and Psychiatric Group Depositary Shares of $20,748,000 compared with $1,365,000 for the six months ended June 30, 1997. An extraordinary loss on debt prepayment of ($11,427,000) was reported during the six months ended June 30, 1998. See the Consolidated Condensed Statements of Operations for the comparative gross and per share amounts attributable to the Core Group Common Stock and the Psychiatric Group Depositary Shares.

         Rental income was $22,484,000 for the second quarter of 1998, an increase of $4,667,000 or 26% from $17,817,000 for the second quarter of 1997. Rental income was $43,842,000 for the six months ended June 30, 1998 an increase of $8,215,000 or 23% from $35,627,000 for the six months ended June 30, 1997. This increase was primarily attributable to rental income from new Core Group properties acquired subsequent to the first quarter of 1997. These property additions also resulted in an increase in depreciation and amortization of $1,270,000 or 33% to $5,159,000 for the second quarter of 1998 compared with $3,889,000 for the second quarter of 1997 and an increase in depreciation and amortization of $2,316,000 or 30% to $10,033,000 for the six months ended June 30, 1998 compared with $7,717,000 for the six months ended June 30, 1997.

         Mortgage interest income was $1,655,000 for the second quarter of 1998, an increase of $124,000 or 8% from $1,531,000 in 1997. Mortgage interest income was $3,308,000 for the six months ended June 30, 1998, an increase of $260,000 or 9% from $3,048,000 for the six months ended June 30, 1997. This increase was primarily attributable to the funding of a mortgage note receivable in the second quarter of 1997.

         Additional rental and interest income was $3,400,000 for the second quarter of 1998, an increase of $253,000 or 8% from $3,147,000 for the second quarter of 1997. Additional rental and interest income was $6,820,000 for the six months ended June 30, 1998, an increase of $697,000 or 11% from $6,123,000 for the six months ended June 30, 1997. The increase in additional rental and interest income for the second quarter of 1998 was attributable to increases in additional rent of $133,000 from acute care properties and $27,000 from long-term care properties and an increase of $103,000 in additional rent and interest from psychiatric properties, partially offset by a $10,000 decrease in additional rent from rehabilitation properties. The increase in additional rental and interest income for the six months ended June 30, 1998 was attributable to increases in additional rent of $473,000 from acute care properties and $52,000 from long-term care properties and an increase of $193,000 in additional rent and interest from psychiatric properties, partially offset by a $21,000 decrease in additional rent from rehabilitation properties.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Other property income of $384,000 for the second quarter of 1998 and $719,000 for the six months ended June 30, 1998, primarily represents property operating expense reimbursements and parking revenue from medical office/clinic facility tenants.

         Other interest income decreased $22,000 or 9% to $220,000 for the second quarter of 1998 from $242,000 for the second quarter of 1997. Other interest income decreased $811,000 or 64% to $461,000 for the six months ended June 30, 1998 from $1,272,000 for the six months ended June 30, 1997. This decrease resulted primarily from lower investable cash balances and a lower average balance of direct financing leases during the second quarter and first six months of 1998 compared to the same periods in 1997. The decrease is partially offset by interest income from a subordinated note receivable due from the operator of an Alzheimer's care facility, which was funded during the second quarter of 1998. Investable cash balances were significantly higher during the first quarter of 1997 due to the temporary investment of a portion of the proceeds of a public debt offering in late January 1997 until used to prepay the Company's private placement debt in late February 1997 after the prepayment notice period had expired.

         Property operating expense was $1,352,000 for the second quarter of 1998, an increase of $1,275,000 from $77,000 for the second quarter of 1997. Property operating expense was $2,567,000 for the six months ended June 30, 1998, an increase of $2,479,000 from $88,000 for the six months ended June 30, 1997. For the second quarter of 1998, approximately $1,225,000 of the increase was attributable to operating expenses of Core Group medical office/clinic facilities acquired subsequent to the first quarter of 1997 and $50,000 of the increase was attributable to costs related to the protection and maintenance of a closed psychiatric property in Florida. Approximately $2,204,000 of the increase during the first six months of 1998 was attributable to operating expenses of Core Group medical office/clinic facilities acquired subsequent to the first quarter of 1997 and $275,000 of the increase was attributable to costs related to the protection and maintenance of a closed psychiatric property in Florida, including approximately $150,000 for unexpected expenditures.

         Interest expense was $5,308,000 for the second quarter of 1998, an increase of $830,000 or 19% from $4,478,000 for the second quarter of 1997. Interest expense was $10,250,000 for the six months ended June 30, 1998, a decrease of $335,000 or 3% from $10,585,000 for the six months ended June 30, 1997. The increase in interest expense for the second quarter of 1998 was primarily attributable to a higher average balance of bank credit facility borrowings and the assumption of two mortgage loans in connection with the acquisition of medical office/clinic facilities. This increase is partially offset by a higher level of capitalized interest in 1998 compared to 1997. The decrease in interest expense during the first six months of 1998 was primarily attributable to a lower weighted average effective interest rate on long-term debt during 1998, partially offset by a higher amount of long-term debt during 1998. In late January 1997, the Company sold $220 million of publicly-traded unsecured senior notes with a weighted average effective interest rate of approximately 7.56%. The Company used the proceeds of this offering to pay off the borrowings under its bank credit facility outstanding at the time and to prepay $152 million of 11.03% private placement debt in late February 1997 prior to its scheduled maturity, incurring an extraordinary charge in the first quarter of 1997 of $11,427,000.

         General and administrative expenses were $2,322,000 for the second quarter of 1998, an increase of $374,000 or 19% from $1,948,000 for the second quarter of 1997. General and administrative expenses were $4,428,000 for the six months ended June 30, 1998, an increase of $600,000 or 16% from $3,828,000 for the six months ended June 30, 1997. This variation was primarily attributable to hiring of additional personnel, higher compensation and benefits expense, an increase in travel expense and an increase in financial advisory services provided to the Psychiatric Group.

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

         During the second quarter of 1998, the Company renewed leases for four of its acute care hospitals, operated by Tenet Healthcare Corporation, under the same lease terms and provisions as previously in place. The four leases accounted for approximately 27% of the Company's total revenues in 1997.

         Aggregate revenues from a lease maturing in February 1999 accounted for 11% of the Company's total revenues in 1997. The property is leased to a subsidiary of Columbia/HCA Healthcare Corporation (Columbia). The lease grants the operator options to extend the term of the lease for eight consecutive five-year renewal terms. Base and additional rent during the first three extended terms would be on the same terms and conditions as the current initial term. Minimum rent during the final five extended terms would be fair market rental but without separate additional rent. The lease also grants the operator the option to purchase the leased property at fair market value at the expiration of any term of the lease. If the lease is not renewed and the current operator does not exercise its option to purchase the property, the Company will be required to seek a new operator for the property.

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

         Subsequent to the end of the second quarter, on July 1, 1998, the Company received $35 million as payment in full of its Psychiatric Group's two New York Four Winds mortgage loans resulting in the accrual of a $2.73 million impairment loss in the second quarter of 1998. On a consolidated basis, the Company used the proceeds from the mortgage loans payoff to pay down outstanding borrowings under its bank credit facility. On a Group basis, the proceeds from the payment of the Four Winds mortgage loans were first used by the Psychiatric Group to repay the entire $11.2 million outstanding balance of fixed and revolving inter-Group loans owed to the Company's Core Group by the Psychiatric Group and to maintain a cash reserve of approximately $2.3 million for the net current liabilities of the Psychiatric Group. Substantially all of the remaining proceeds were distributed to holders of Psychiatric Group Depositary Shares on July 24, 1998 as a special dividend paid in the form of
0.4 shares of Core Group Common Stock per Psychiatric Group Depositary Share. In order to effectuate the stock dividend, the Psychiatric Group purchased 833,067 shares of Core Group Common Stock from the Core Group at a price of $25.9407 per share, which represented the average trading price of the Core Group Common Stock for the last ten trading days prior to the July 17, 1998 record date for the special dividend, as provided in the certificate of designation for the Psychiatric Group Stock.

         The Four Winds loans represented the largest income-producing portion of the Psychiatric Group's portfolio. In the second quarter of 1998, the Four Winds loans contributed revenue of $1,776,000 to the Psychiatric Group. As a result of the payoff of these loans, second quarter 1998 results will be the last quarter to include results from the Four Winds loans and future quarters' results will be solely dependent on the remaining three assets in the portfolio. Furthermore, since the Psychiatric Group does not maintain a separate management structure, it has an ongoing obligation to pay for an allocated portion of the Company's general and administrative expenses, subject to a minimum of $250,000 annually, as well as for specific expenses directly related to the operations of the Psychiatric Group. Offsetting these expenses in future quarters will be a reduction of interest expense as a result of the repayment of the inter- Group loans to the Core Group. Interest expense on inter-Group loans to the Core Group was $347,000 for the second quarter of 1998. Due to these various factors, future quarterly cash flows and dividends will decrease very substantially.

         The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant impairment losses on psychiatric investments and the periodic restructuring of psychiatric operator payment obligations in previous years. The Company recorded an $11 million charge in the first quarter of 1997 for impairment of the carrying value of its two psychiatric investments in Florida. The Northpointe property, at which the operator ceased paying its obligations to the Company in February

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



1997 and ceased hospital operations in the second quarter of 1997, continues to remain idle. The Company incurred costs of approximately $75,000 during the second quarter of 1998 ($.04 per Psychiatric Group Depositary Share) and $225,000 for the first quarter of 1998 ($.11 per Psychiatric Group Depositary Share) to protect and maintain this property, including approximately $150,000 for unexpected expenditures. Although on an ongoing basis, the Company expects to incur costs of approximately $75,000 per quarter ($.04 per Psychiatric Group Depositary Share) to protect and maintain this property while various alternatives for the property are evaluated and pursued, the Company cannot be assured that other unexpected costs will not be incurred. Numerous discussions with health care operators and others regarding a potential sale or lease of the property continue. However, no agreement for sale or lease has been reached. If efforts to identify a health care operator for the property prove unsuccessful, the property will most likely have to be sold for its real estate value, however, the Company cannot be assured that the current carrying value of the property would be realized through a sale. Early in the fourth quarter of 1997, a restructuring of The Retreat's obligations to the Company was completed. The Retreat's restructured base rent is $35,000 per month ($105,000 per quarter or $.05 per Psychiatric Group Depositary Share) and additional rent will not accrue or be payable until August 1, 2000. The Company has received the base rent payments under the restructured terms through August 1998 but The Retreat is currently in default on other obligations owed to the Company. Although the restructured agreement with The Retreat was a positive step in stabilizing the cash flow and operations of this facility, as evidenced by the current default, the Company cannot be assured that The Retreat will be able to continue to meet its restructured obligations or continue operations. While the Company has now reached an agreement in principle regarding the assumption of operations at The Retreat by a new operator, certain of the required key agreements remain under negotiation. The transfer of operations to the new operator will not occur unless those terms are satisfactorily resolved. If not resolved, the Company may decide to exercise any or all of its remedies. Even if there is a change in the operator of The Retreat, continued operations at The Retreat will remain uncertain until the new operator has demonstrated its ability to operate the facility successfully. In light of the volatile circumstances of the two Florida psychiatric properties, the Company cannot be assured that further impairment losses on these investments will not be required.

         Although the $2,500,000 balance outstanding under Rock Creek Center's
(RCC) revolving credit agreement matured in June 1997 and the initial term of the RCC lease expired in December 1997, RCC has continued to make interest payments on the revolving credit agreement and the initial lease term has been extended to September 30, 1998, with a further extension pending as described below. RCC has met its rent and interest obligations to the Company through August 1998, however, the Company cannot be assured that RCC will not experience future operational and cash flow difficulties as it has in the past. At the end of June 1998, the operator of the Rock Creek Center (RCC) facility informed the Company that it had incurred a material, unanticipated liability to Medicare, which imperils the continuing operation of the facility. In response, the operator has commenced a significant revision and downsizing of its operations to focus on geriatric psychiatric care. In order to implement that change, the operator has given a WARN Act notice to its employees notifying them that the operations of the facility in its current mode will cease within 60 days of such notice and inviting them to reapply for positions in the proposed downsized operation. Under the currently applicable lease extension, the Company has the right, effective July 1, 1998, to negotiate with other potential health care operators regarding operating the facility and the Company has commenced marketing the property to potential new operators. An agreement in principle has been reached with the existing operator extending the current lease to March 31, 1999, and extending the maturity of the revolving credit agreement to March 31, 1999. Under the proposed arrangement, the operator will continue to pay interest on all outstanding obligations and will pay $5,000 per month against the principal balance of the revolving credit agreement. Although discussions with the current operator have not yet been successful in reaching a mutually acceptable long-term lease, purchase and sale agreement, and/or payment schedule for the payment of the balance of the revolving credit agreement, the operator of the facility has approached the Psychiatric Group with a proposal that may be practicable depending, in part, on the operator's ability to negotiate an acceptable compromise with Medicare regarding the unanticipated Medicare liability. Local and national operators have expressed interest in the facility; however, the Psychiatric Group cannot be assured that

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



either a long-term lease extension or a new lease will be accomplished. If the current operator is unsuccessful in formulating a program which permits it to pay the newly-determined Medicare liability and to make suitable payments to the Psychiatric Group, and a facility lease with a new operator is not accomplished, a significant negative impact to the Psychiatric Group likely will result. Furthermore, if a new operator assumes operation of the RCC facility, the Company cannot be assured that the current operator will be able to pay the balance owed under the revolving credit agreement or that a new operator will be able to operate the facility successfully. The total revenue contribution to the Psychiatric Group from the RCC investment for the second quarter was $.17 per Psychiatric Group Depositary Share.

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

         The dividend on the Company's Psychiatric Group Depositary Shares is determined each quarter based upon the operating results of the Company's Psychiatric Group. Historically, the level of dividends of the Psychiatric Group have varied quarter-to-quarter. Any significant advance of additional funds to psychiatric hospital operators, modification of terms covering the rental or interest obligations of its psychiatric properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Company's Psychiatric Group results of operations and cash flows, as well as on the quarterly dividend payment on Psychiatric Group Depositary Shares. In addition to the foregoing, future operating results, cash flows and dividends of the Company's Psychiatric Group will be affected by changes in the level of additional rent, the amount of additional financial advisory fees and, to the extent necessary, various costs which might be incurred in an effort to protect, maintain and pursue alternatives for its psychiatric investments.
With the repayment of the Four Winds loans, future quarterly cash flows and dividends will decrease very substantially from previous quarters. Also, small events with respect to the Psychiatric Group's three remaining facilities will likely have a more significant effect on the Psychiatric Group's cash flows and dividends, and therefore the price of the Psychiatric Group Depositary Shares. The liquidity of the Psychiatric Group Depositary Shares will also likely be adversely affected.

         The Company will continue to review quarterly the performance of each of the remaining assets of the Psychiatric Group. Should the Board of Directors of the Company decide that the remaining Psychiatric Group portfolio and operations are not consistent with a separate public security, the Board may then elect to redeem the outstanding Psychiatric Group Depositary Shares.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of August 11, 1998, the Company had a remaining commitment of approximately $9.1 million to fund the development of two skilled nursing facilities. In addition, the Company had a $35 million forward funding commitment to develop up to five assisted living facilities to be managed by an experienced operator of assisted living facilities. As of August 11, 1998, $5.0 million has been funded under this commitment for the development of three facilities having total development costs of approximately $18.6 million. The Company has a similar commitment of $22.5 million to develop up to 11 Alzheimer's care facilities to be managed by an experienced operator of Alzheimer's care facilities. The Company also has agreed to provide an additional $9.4 million of real estate financing to an experienced operator of long-term acute care facilities for which there are currently no identified projects.

         The Company has continued to increase its liquidity and enhance its financial flexibility. In October 1997, the Company completed a $100 million preferred equity offering and used the net proceeds to pay off all outstanding borrowings under its bank credit facility at the time and used the remaining proceeds to fund Core Group investments. In December 1997, the Company closed on a new $250 million unsecured revolving bank credit facility which matures on December 31, 2000. In February 1998, the Company completed an offering of 353,201 additional shares of Core Group Common Stock resulting in net proceeds of approximately $9.5 million. In May 1998, the Company issued 62,160 additional shares of Core Group Common Stock in connection with the acquisition of a medical office/clinic facility, representing additional equity of approximately $1.7 million. In addition, options to purchase 130,000 shares of Core Group Common Stock were exercised during the first six months of 1998, resulting in additional equity of $2.7 million. In July 1998, the Company received $35 million as payment in full of its Psychiatric Group's two New York Four Winds mortgage loans and used the proceeds to pay down outstanding borrowings under its bank credit facility.

         As of August 11, 1998, the Company had $45.5 million of outstanding borrowings under its $250 million bank credit facility and had $2.2 million in cash and short-term investments. The Company's total indebtedness as of August 11, 1998 was $289.3 million. The Company expects to utilize its bank credit facility to fund its future Core Group acquisitions and its other commitments. The Company may incur additional indebtedness or refinance

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.
                  CORE GROUP COMBINED CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                              June 30,         December 31,
                                                                1998              1997
                                                            ------------      ------------
ASSETS                                                       (Unaudited)
Real estate investments
    Real property and mortgage notes, net                   $    808,908      $    696,154
    Construction in progress                                      11,325             4,729
    Accumulated depreciation                                    (110,093)         (100,493)
                                                            ------------      ------------
                                                                 710,140           600,390
Other notes receivable and direct financing leases                 3,764             3,053
Revolving loan to Psychiatric Group                                2,028             3,379
Fixed rate loan to Psychiatric Group                               9,175             9,175
Other assets                                                      13,065            13,082
Cash and short-term investments                                    1,854            23,053
                                                            ------------      ------------

                                                            $    740,026      $    652,132
                                                            ============      ============

ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Bank loans payable                                          $     75,000      $         --
Mortgage notes payable                                            21,068            17,922
Notes and bonds payable                                          226,049           225,891
Accounts payable and accrued liabilities                          12,497            12,760
Dividends payable                                                 13,853            13,555
Deferred income                                                    4,069             3,736
                                                            ------------      ------------
                                                                 352,536           273,864
                                                            ------------      ------------
Commitments and contingencies

Total Attributed Core Group Equity                               387,490           378,268
                                                            ------------      ------------

                                                            $    740,026      $    652,132
                                                            ============      ============



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.
             CORE GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                         Three Months Ended June 30,        Six Months Ended June 30,
                                                       ------------------------------     ------------------------------
                                                            1998                1997         1998                1997
                                                       ------------      ------------     ------------      ------------
REVENUES
Rental income                                          $     22,129      $     17,475     $     43,132      $     34,704
Mortgage interest income                                        117                15              230                15
Additional rental income                                      3,130             2,980            6,256             5,752
Other property income                                           384                34              719                34
Other interest income                                           141               157              302             1,088
Interest income on loans to Psychiatric Group                   347               394              712               784
                                                       ------------      ------------     ------------      ------------
                                                             26,248            21,055           51,351            42,377
                                                       ------------      ------------     ------------      ------------
EXPENSES
Depreciation and amortization                                 4,971             3,701            9,657             7,343
Property operating                                            1,277                52            2,267                63
Interest expense                                              5,308             4,478           10,250            10,585
General and administrative                                    1,936             1,648            3,790             3,233
                                                       ------------      ------------     ------------      ------------
                                                             13,492             9,879           25,964            21,224
                                                       ------------      ------------     ------------      ------------

Minority interest                                                47                47               94                94
                                                       ------------      ------------     ------------      ------------
INCOME BEFORE EXTRAORDINARY ITEM                             12,709            11,129           25,293            21,059
EXTRAORDINARY LOSS ON DEBT PREPAYMENT                            --                --               --           (11,427)
                                                       ------------      ------------     ------------      ------------

NET INCOME                                             $     12,709      $     11,129     $     25,293      $      9,632
                                                       ============      ============     ============      ============
SERIES B PREFERRED DIVIDEND REQUIREMENT                $     (2,150)     $         --     $     (4,300)     $         --
                                                       ============      ============     ============      ============
ATTRIBUTABLE TO CORE GROUP COMMON STOCK -
  INCOME BEFORE EXTRAORDINARY ITEM                     $     10,559      $     11,129     $     20,993      $     21,059
                                                       ============      ============     ============      ============
  NET INCOME                                           $     10,559      $     11,129     $     20,993      $      9,632
                                                       ============      ============     ============      ============
  Basic per share amounts -
     Income before extraordinary item                  $       0.44      $       0.47     $       0.88      $       0.90
     Extraordinary loss on debt prepayment             $         --      $         --     $         --      $      (0.49)
     Net income                                        $       0.44      $       0.47     $       0.88      $       0.41

     Weighted average common shares                          24,055            23,459           23,887            23,459

  Diluted per share amounts -
     Income before extraordinary item                  $       0.43      $       0.47     $       0.87      $       0.89
     Extraordinary loss on debt prepayment             $         --      $         --     $         --      $      (0.48)
     Net income                                        $       0.43      $       0.47     $       0.87      $       0.41

     Weighted average common shares and
       dilutive potential common shares                      24,314            23,643           24,154            23,646

  Dividends declared per common share                  $     0.5450       $    0.5250     $     1.0900      $     1.0500



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.
             CORE GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                       Six Months Ended June 30,
                                                                     ------------------------------
                                                                         1998               1997
                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $     25,293      $      9,632
Extraordinary loss on debt prepayment                                           --            11,427
Depreciation, amortization and other non-cash items                         10,891             8,591
Deferred income                                                                489              (231)
Change in other assets                                                        (389)           (1,523)
Change in accounts payable and accrued liabilities                            (417)            3,385
                                                                      ------------      ------------
                                                                            35,867            31,281
                                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties                    (114,105)          (15,923)
Mortgage note receivable fundings                                             (179)           (3,684)
Other notes receivable                                                      (1,236)               --
Direct financing leases                                                        525               158
Paydowns on revolving loan to Psychiatric Group                              1,351                43
Administrative capital expenditures                                            (61)              (11)
                                                                      ------------      ------------
                                                                          (113,705)          (19,417)
                                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                                 75,000           (39,500)
Proceeds from notes payable issuance                                            --           218,965
Prepayment of notes payable                                                     --          (163,176)
Principal payments on mortgage notes payable                                  (229)               --
Financing costs paid                                                            (7)           (2,152)
Proceeds from sale of common stock                                           9,475                --
Proceeds from exercise of stock options                                      2,653               100
Dividends paid                                                             (30,253)          (24,626)
                                                                      ------------      ------------
                                                                            56,639           (10,389)
                                                                      ------------      ------------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                     (21,199)            1,475
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                        23,053             1,480
                                                                      ------------      ------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                        $      1,854      $      2,955
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

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The required adoption in 1999 of SFAS No. 133 is not expected to have a material impact on the Core Group's financial statements.

         In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". In general, SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. The required adoption in 1998 of SOP 98-5 is not expected to have a material impact on the Core Group's financial statements.

         Interest Paid Interest paid by the Core Group, net of interest capitalized, was $9,311,000 and $5,691,000 for the six months ended June 30, 1998 and 1997, respectively. The Core Group had $294,000 and $201,000 of capitalized interest for the six months ended June 30, 1998 and 1997, respectively.

                        AMERICAN HEALTH PROPERTIES, INC.

          NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



2.  ATTRIBUTED EQUITY

         Equity Offering In February 1998, the Company completed an offering of 353,201 additional shares of Core Group Common Stock resulting in net proceeds of approximately $9.5 million.

         Equity Issuance   In May 1998, the Company issued 62,160 additional
shares of Core Group Common Stock in connection with the acquisition of a medical office/clinic facility, representing additional equity of approximately $1.7 million.

         Sale of Stock to Psychiatric Group Subsequent to the end of the second quarter, on July 24, 1998, the Core Group sold 833,067 new shares of Core Group Common Stock to the Company's Psychiatric Group at a price of $25.9407 per share, which the Psychiatric Group concurrently distributed to holders of Psychiatric Group Depositary Shares as a special stock dividend. The proceeds of approximately $21.6 million were used by the Core Group to pay down outstanding borrowings under the Company's bank credit facility.

         Stock Incentive Plans During the six months ended June 30, 1998, options to purchase 160,424 shares of Core Group Common Stock at a weighted average exercise price of $28.00 per share were issued pursuant to the Company's stock incentive plans. During the six months ended June 30, 1998, options to purchase 130,000 shares of Core Group Common Stock were exercised at a weighted average exercise price of $20.41 per share resulting in additional equity of $2,653,000. Options to purchase 10,000 shares of Core Group Common Stock at a weighted average exercise price of $32.06 expired during the six months ended June 30, 1998.

3.  EARNINGS PER SHARE

         The following is a reconciliation of the income and share amounts used in the basic and diluted per share computations of income before extraordinary item attributable to Core Group Common Stock:


                                              Three Months Ended June 30,                     Six Months Ended June 30,
                                  -----------------------------------------------  -----------------------------------------------
                                             1998                   1997                    1998                     1997
                                  -----------------------  ----------------------  -----------------------  ----------------------
(In thousands)                      Income       Shares      Income      Shares      Income       Shares      Income      Shares
                                  ----------   ----------  ----------  ----------  ----------   ----------  ----------  ----------
Income before extraordinary item  $   12,709           --  $   11,129          --  $   25,293           --  $   21,059          --
Less Series B preferred
  dividend requirement                (2,150)          --          --          --      (4,300)          --          --          --
Outstanding common shares                 --       24,054          --      23,457          --       23,886          --      23,456
Deferred common shares                    --            1          --           2          --            1          --           3
                                  ----------   ----------  ----------  ----------  ----------   ----------  ----------  ----------
Basic EPS components                  10,559       24,055      11,129      23,459      20,993       23,887      21,059      23,459

Effect of dilutive potential
  common shares -
    Stock options                         --          116          --          85          --          130          --          93
    DER's                                 --          143          --          99          --          137          --          94
    Subordinated convertible
      bonds payable                       --           --          --          --          --           --          --          --
                                  ----------   ----------  ----------  ----------  ----------   ----------  ----------  ----------
Diluted EPS components            $   10,559       24,314  $   11,129      23,643  $   20,993       24,154  $   21,059      23,646
                                  ==========   ==========  ==========  ==========  ==========   ==========  ==========  ==========


4.  COMMITMENTS

         Inter-Group Loans   Subsequent to the end of the second quarter, in
July 1998, the Core Group received $11.2 million from the Psychiatric Group for the payoff of the entire outstanding balance of fixed and revolving inter-Group loans owed to the Core Group by the Psychiatric Group. The Core Group used the proceeds from the

                        AMERICAN HEALTH PROPERTIES, INC.

          NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



payoff of the inter-Group loans to pay down outstanding borrowings under the Company's bank credit facility. The Company's Board has established certain management policies relating to the Core Group's inter-Group loans to the Psychiatric Group. Under the policies currently in effect, which may be modified or rescinded at any time in the sole discretion of the Company's Board, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group are limited to a maximum of $7,870,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar by any permanent repayment in the future of borrowings under a revolving credit agreement provided to a Psychiatric Group hospital operator; provided that the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000. Except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced by the Core Group to the Psychiatric Group.

         Real Estate Properties As of June 30, 1998, the Core Group had funded $7.5 million of a $17 million commitment to develop two skilled nursing properties in Las Vegas, Nevada to be operated by an experienced operator of skilled nursing facilities. The Core Group has a $35 million forward funding commitment to develop up to five assisted living facilities to be managed by an experienced operator of assisted living facilities. As of June 30, 1998, the Core Group had funded $3.8 million under this commitment for the development of three facilities having total development costs of approximately $18.6 million. The Core Group has a similar commitment of $22.5 million to develop up to 11 Alzheimer's care facilities to be managed by an experienced operator of Alzheimer's care facilities. The Core Group also has agreed to provide an additional $9.4 million of real estate financing to an experienced operator of long-term acute care facilities for which there are currently no identified projects.

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

         Factors Regarding Future Results and Forward-Looking Statements This report includes and incorporates by reference statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this report, including without limitation statements regarding rent or interest to be received from the Company's operators and tenants, plans with respect to individual facilities, expectations with respect to the specific terms and renewals of leases of the Company's facilities, the Company's anticipated dividends and dividend payout ratios, the potential redemption of the Company's shares, the Company's liquidity position, projected expenses associated with operating individual properties, the Company's ability to realize the recorded amounts of its investments and the potential effect of new or existing regulations on the operations conducted at the Company's facilities, are forward-looking statements. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

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

OPERATING RESULTS

Second Quarter and Year to Date 1998 Compared With 1997

         For the second quarter of 1998, the Core Group reported net income attributable to Core Group Common Stock of $10,559,000, or $.43 per share on a diluted basis, compared with $11,129,000, or $.47 per share on a diluted basis, for the second quarter of 1997. For the six months ended June 30, 1998, the Core Group reported

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



income before extraordinary item attributable to Core Group Common Stock of $20,993,000, or $.87 per share on a diluted basis, compared with $21,059,000 or $.89, per share on a diluted basis, for the six months ended June 30, 1997.
For the six months ended June 30, 1998, the Core Group reported net income attributable to Core Group Common Stock of $20,993,000, or $.87 per share on a diluted basis, compared with $9,632,000, or $.41 per share on a diluted basis, for the six months ended June 30, 1997, which included an extraordinary loss on debt prepayment of ($11,427,000), or ($.48) per share on a diluted basis.

         Rental income was $22,129,000 for the second quarter of 1998, an increase of $4,654,000 or 27% from $17,475,000 for the second quarter of 1997. Rental income was $43,132,000 for the six months ended June 30, 1998, an increase of $8,428,000 or 24% for 1998 compared with $34,704,000 for the six months ended June 30, 1997. This increase was primarily attributable to rental income from new properties acquired subsequent to the first quarter of 1997. These property additions also resulted in an increase in depreciation and amortization of $1,270,000 or 34% to $4,971,000 for the second quarter of 1998 compared with $3,701,000 for the second quarter of 1997 and an increase in depreciation and amortization of $2,314,000 or 32% to $9,657,000 for the six months ended June 30, 1998 compared with $7,343,000 for the six months ended June 30, 1997.

         Mortgage interest income of $117,000 for the second quarter of 1998 and $230,000 for the six months ended June 30, 1998 was attributable to the funding of a mortgage note receivable in the second quarter of 1997.

         Additional rental and interest income was $3,130,000 for the second quarter of 1998, an increase of $150,000 or 5% from $2,980,000 for the second quarter of 1997. Additional rental and interest income was $6,256,000 for the six months ended June 30, 1998, an increase of $504,000 or 9% from $5,752,000 for the six months ended June 30, 1997. The increase in additional rental and interest income for the second quarter of 1998 was attributable to increases in additional rent of $133,000 from acute care properties and $27,000 from long-term care properties, partially offset by a $10,000 decrease in additional rent from rehabilitation properties. The increase in additional rental and interest income for the six months ended June 30, 1998 was attributable to increases in additional rent of $473,000 from acute care properties and $52,000 from long-term care properties, partially offset by a $21,000 decrease in additional rent from rehabilitation properties.

         Other property income of $384,000 for the second quarter of 1998 and $719,000 for the six months ended June 30, 1998, primarily represents property operating expense reimbursements and parking revenue from medical office/clinic facility tenants.

         Other interest income decreased $16,000 or 10% to $141,000 for the second quarter of 1998 from $157,000 for the second quarter of 1997. Other interest income decreased $786,000 or 72% to $302,000 for the six months ended June 30, 1998 from $1,088,000 for the six months ended June 30, 1997. This decrease resulted primarily from lower investable cash balances and a lower average balance of direct financing leases during the second quarter and first six months of 1998 compared to the same periods in 1997. The decrease is partially offset by interest income from a subordinated note receivable due from the operator of an Alzheimer's care facility, which was funded during the second quarter of 1998. Investable cash balances were significantly higher during the first quarter of 1997 due to the temporary investment of a portion of the proceeds of a public debt offering in late January 1997 until used to prepay the Company's private placement debt in late February 1997 after the prepayment notice period had expired.

         Interest income on inter-Group loans to the Psychiatric Group was $347,000 for the second quarter of 1998, a decrease of $47,000 or 12% from $394,000 for the second quarter of 1997. Interest income on inter-Group loans to the Psychiatric Group was $712,000 for the six months ended June 30, 1998, a decrease of $72,000 or 9% from $784,000 for the six months ended June 30, 1997. This decrease reflects a lower average balance

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



outstanding on loans to the Psychiatric Group as a result of repayments by the Psychiatric Group from its available undistributed cash flow.

         Property operating expense was $1,277,000 for the second quarter of 1998, an increase of $1,225,000 from $52,000 for the second quarter of 1997. Property operating expense was $2,267,000 for the six months ended June 30, 1998, an increase of $2,204,000 from $63,000 for the six months ended June 30, 1997. This increase was attributable to operating expenses associated with medical office/clinic facilities acquired subsequent to the first quarter 1997.

         Interest expense was $5,308,000 for the second quarter of 1998, an increase of $830,000 or 19% from $4,478,000 for the second quarter of 1997. Interest expense was $10,250,000 for the six months ended June 30, 1998, a decrease of $335,000 or 3% from $10,585,000 for the six months ended June 30, 1997. The increase in interest expense for the second quarter of 1998 was primarily attributable to a higher average balance of bank credit facility borrowings and the assumption of two mortgage loans in connection with the acquisition of medical office/clinic facilities. This increase is partially offset by a higher level of capitalized interest in 1998 compared to 1997. The decrease in interest expense during the first six months of 1998 was primarily attributable to a lower weighted average effective interest rate on long-term debt during 1998, partially offset by a higher amount of long-term debt during 1998. In late January 1997, the Company sold $220 million of publicly-traded unsecured senior notes with a weighted average effective interest rate of approximately 7.56%. The Company used the proceeds of this offering to pay off the borrowings under its bank credit facility outstanding at the time and to prepay $152 million of 11.03% private placement debt in late February 1997 prior to its scheduled maturity, incurring an extraordinary charge in the first quarter of 1997 of $11,427,000.

         General and administrative expenses were $1,936,000 for the second quarter of 1998, an increase of $288,000 or 17% from $1,648,000 for the second quarter of 1997. General and administrative expenses were $3,790,000 for the six months ended June 30, 1998, an increase of $557,000 or 17% from $3,233,000 for the six months ended June 30, 1997. This variation was attributable to an increase in the Company's consolidated general and administrative expenses which are allocated between the Core Group and Psychiatric Group primarily based on revenues, and an increase in Core Group revenues relative to the Company's consolidated revenues. The increase in the Company's consolidated general and administrative expenses affecting the Core Group was primarily attributable to hiring of additional personnel, higher compensation and benefits expense and an increase in travel expense.

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

         Financial effects arising from the Psychiatric Group that affect the Company's consolidated results of operations, financial condition or borrowing costs may also affect the results of operations, financial condition or borrowing costs of the Core Group. In July 1998, the Company's Psychiatric Group received $35 million as payment in full of mortgage loans owed to the Psychiatric Group by the operator of its two New York Four Winds psychiatric facilities. The proceeds from the payment of the Four Winds mortgage loans were first used to repay the entire $11.2 million outstanding balance of fixed and revolving inter-Group loans owed to the Core Group by the Psychiatric Group. The Core Group's interest income from these inter-Group loans was $347,000 for the second quarter of 1998 ($.014 per common share). In addition, as a result of the Four Winds mortgage loans payoff, the allocation of the Company's consolidated general and administrative expenses, which is primarily based on the relative revenues of the two Groups, will be increased to the Core Group by approximately $80,000 per quarter (less than $.005 per common share). Since the Company's consolidated general and administrative expenses are allocated between the Core Group and Psychiatric Group primarily based on revenues, the amount of such expenses allocated to the Core Group will further increase in the future if revenues of the Psychiatric Group decline for any reason, including the disposition or restructuring of the remaining Psychiatric Group assets or the nonpayment by Psychiatric Group operators of their rent and interest obligations to the Psychiatric Group. Accordingly, the Core Group's financial statements should be read in conjunction with the financial statements of the Psychiatric Group and the Company's consolidated financial statements.

         During the second quarter of 1998, the Company renewed leases for four of its acute care hospitals, operated by Tenet Healthcare Corporation, under the same lease terms and provisions as previously in place. The four leases accounted for approximately 29% of the Core Group's total revenues in 1997.

         Aggregate revenues from a lease maturing in February 1999 accounted for 12% of the Core Group's total revenues in 1997. The property is leased to a subsidiary of Columbia/HCA Healthcare Corporation (Columbia). The lease grants the operator options to extend the term of the lease for eight consecutive five-year renewal terms. Base and additional rent during the first three extended terms would be on the same terms and conditions as the current initial term. Minimum rent during the final five extended terms would be fair market rental but without separate additional rent. The lease also grants the operator the option to purchase the leased property at fair market value at the expiration of any term of the lease. If the lease is not renewed and the current operator does not exercise its option to purchase the property, the Company will be required to seek a new operator for the property.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of August 11, 1998, the Core Group had no borrowings outstanding under its fixed rate or revolving inter- Group loans to the Psychiatric Group. Under management policies currently in effect, the Core Group may provide the Psychiatric Group with revolving inter-Group loans of up to $7,870,000.

         As of August 11, 1998, the Core Group had a remaining commitment of approximately $9.1 million to fund the development of two skilled nursing facilities. In addition, the Company had a $35 million forward funding commitment to develop up to five assisted living facilities to be managed by an experienced operator of assisted living facilities. As of August 11, 1998, $5.0 million has been funded under this commitment for the development of three facilities having total development costs of approximately $18.6 million. The Core Group has a similar commitment of $22.5 million to develop up to 11 Alzheimer's care facilities to be managed by an experienced operator of Alzheimer's care facilities. The Core Group also has agreed to provide an additional $9.4 million of real estate financing to an experienced operator of long-term acute care facilities for which there are currently no identified projects.

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

         Thus far in 1998, the Company's Core Group has raised additional equity of approximately $35.5 million. In February 1998, the Company completed an offering of 353,201 additional shares of Core Group Common Stock resulting in net proceeds of approximately $9.5 million. In May 1998, the Company issued 62,160 additional shares of Core Group Common Stock in connection with the acquisition of a medical office/clinic facility, representing additional equity of approximately $1.7 million. In July 1998, the Core

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Group sold 833,067 shares of Core Group Common Stock to the Company's Psychiatric Group resulting in proceeds to the Core Group of approximately $21.6 million. In addition, options to purchase 130,000 shares of Core Group Common Stock were exercised during the first six months of 1998, resulting in additional equity of $2.7 million. The Core Group also received $11.2 million in July 1998 from the Psychiatric Group for the payoff of the entire outstanding balance of fixed and revolving inter-Group loans owed to the Core Group by the Psychiatric Group. The Core Group used the proceeds from the payoff of the inter-Group loans and the sale of additional shares to pay down outstanding borrowings under the Company's bank credit facility.

         As of August 11, 1998, the Company had $45.5 million of outstanding borrowings under its $250 million bank credit facility and had $2.2 million in cash and short-term investments. The Company's total indebtedness as of August 11, 1998 was $289.3 million. The Company expects to utilize its bank credit facility to fund its future Core Group acquisitions and its other commitments. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.
               PSYCHIATRIC GROUP COMBINED CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                              June 30,      December 31,
                                                                1998              1997
                                                            ------------      ------------
ASSETS                                                      (Unaudited)
Real estate investments
    Real property and mortgage notes, net                   $     46,907      $     49,622
    Accumulated depreciation                                      (2,118)           (1,742)
                                                            ------------      ------------
                                                                  44,789            47,880
Other notes receivable                                             2,500             2,500
Other assets                                                         613               614
                                                            ------------      ------------

                                                            $     47,902      $     50,994
                                                            ============      ============
ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Revolving loan from Core Group                              $      2,028      $      3,379
Fixed rate loan from Core Group                                    9,175             9,175
Accounts payable and accrued liabilities                           1,284               433
Dividends payable                                                  1,333             1,292
Deferred income                                                      250                22
                                                            ------------      ------------
                                                                  14,070            14,301
                                                            ------------      ------------
Commitments and contingencies

Total Attributed Psychiatric Group Equity                         33,832            36,693
                                                            ------------      ------------

                                                            $     47,902      $     50,994
                                                            ============      ============



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.
         PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)



                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                       --------------------------     --------------------------
                                                          1998            1997           1998            1997
                                                       ----------      ----------     ----------      ----------
REVENUES
Rental income                                          $      355      $      342     $      710      $      923
Mortgage interest income                                    1,538           1,516          3,078           3,033
Additional rental and interest income                         270             167            564             371
Other interest income                                          79              85            159             184
                                                       ----------      ----------     ----------      ----------
                                                            2,242           2,110          4,511           4,511
                                                       ----------      ----------     ----------      ----------
EXPENSES
Depreciation and amortization                                 188             188            376             374
Property operating                                             75              25            300              25
Interest expense on loans from Core Group                     347             394            712             784
General and administrative                                    386             300            638             595
Impairment loss on real estate
  and notes receivable                                      2,730              --          2,730          11,000
                                                       ----------      ----------     ----------      ----------
                                                            3,726             907          4,756          12,778
                                                       ----------      ----------     ----------      ----------

NET INCOME (LOSS)                                      $   (1,484)     $    1,203     $     (245)     $   (8,267)
                                                       ==========      ==========     ==========      ==========

Basic per share amounts -
  Net income (loss)                                    $    (0.71)     $     0.58     $    (0.12)     $    (3.97)

  Weighted average depositary shares                        2,084           2,084          2,084           2,084

Diluted per share amounts -
  Net income (loss)                                    $    (0.71)     $     0.57     $    (0.12)     $    (3.97)

  Weighted average depositary shares and
    dilutive potential depositary shares                    2,084           2,098          2,084           2,084

Dividends declared per depositary share                $   0.6400      $   0.6300     $   1.2800      $   1.3800



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.
          PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                       Six Months Ended June 30,
                                                                      --------------------------
                                                                         1998            1997
                                                                      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                            $     (245)     $   (8,267)
Depreciation, amortization and other non-cash items                          428             442
Deferred income                                                               (8)            (18)
Impairment loss on real estate and notes receivable                        2,730          11,000
Change in other assets                                                         1             108
Change in accounts payable and accrued liabilities                         1,033            (141)
                                                                      ----------      ----------
                                                                           3,939           3,124
                                                                      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on mortgage notes receivable                               39              35
Other notes receivable                                                        --             114
                                                                      ----------      ----------
                                                                              39             149
                                                                      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving loan from Core Group                                (1,351)            (43)
Dividends paid                                                            (2,627)         (3,230)
                                                                      ----------      ----------
                                                                          (3,978)         (3,273)
                                                                      ----------      ----------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                        --              --
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                          --              --
                                                                      ----------      ----------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                        $       --      $       --
                                                                      ==========      ==========



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

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The required adoption in 1999 of SFAS No. 133 is not expected to have a material impact on the Psychiatric Group's financial statements.

         In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". In general, SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. The required adoption in 1998 of SOP 98-5 is not expected to have a material impact on the Psychiatric Group's financial statements.

         Interest Paid Interest paid by the Psychiatric Group on inter-Group loans from the Core Group was $712,000 and $784,000 for the six months ended June 30, 1998 and 1997, respectively.

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


2.  DEBT

         Inter-Group Loans   Subsequent to the end of the second quarter, in
July 1998, the Psychiatric Group paid off the entire $11.2 million outstanding balance of fixed and revolving inter-Group loans owed to the Core Group by the Psychiatric Group. The Company's Board has established certain policies relating to the Core Group's inter-Group loans to the Psychiatric Group. Under the policies currently in effect, which may be modified or rescinded at any time in the sole discretion of the Company's Board, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group are limited to a maximum of $7,870,000 at any one time outstanding, which limit is to be reduced dollar-for- dollar by any permanent repayment in the future of borrowings under a revolving credit agreement provided to a Psychiatric Group hospital operator; provided that the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000. Except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced by the Core Group to the Psychiatric Group.

3.  ATTRIBUTED EQUITY

         Special Stock Dividend   Subsequent to the end of the second quarter,
on July 24, 1998, the Psychiatric Group purchased 833,067 new shares of Core Group Common Stock from the Company's Core Group at a price of $25.9407 per share, which the Psychiatric Group concurrently distributed to holders of Psychiatric Group Depositary Shares as a special stock dividend. Holders of Psychiatric Group Depositary Shares received 0.4 shares of Core Group Common Stock for each Psychiatric Group Depositary Share held and were paid cash-in-lieu of fractional shares of Core Group Common Stock based on the price of $25.9407.

         Stock Incentive Plans Options to purchase 10,000 shares of Psychiatric Group Depositary Shares at a weighted average exercise price of $20.96 per share expired during the six months ended June 30, 1998.

4.  EARNINGS PER SHARE

         The following is a reconciliation of the income or (loss) and share amounts used in the basic and diluted per share computations of income before extraordinary item attributable to Psychiatric Group Depositary Shares:

                                          Three Months Ended June 30,                     Six Months Ended June 30,
                              -----------------------------------------------  ------------------------------------------------
                                       1998                     1997                    1998                     1997
                              -----------------------  ----------------------  -----------------------  -----------------------
                                Income                   Income                  Income                   Income
(In thousands)                  (Loss)       Shares      (Loss)       Shares     (Loss)       Shares      (Loss)       Shares
                              ----------   ----------  ----------  ----------  ----------   ----------  ----------   ----------
Basic EPS components          $   (1,484)       2,084  $    1,203       2,084  $     (245)       2,084  $   (8,267)       2,084

Effect of dilutive potential
  depositary shares -
    Stock options                     --           --          --          --          --           --          --           --
    DER's                             --           --          --          14          --           --          --           --
                              ----------   ----------  ----------  ----------  ----------   ----------  ----------   ----------
Diluted EPS components        $   (1,484)       2,084  $    1,203       2,098  $     (245)       2,084  $   (8,267)       2,084
                              ==========   ==========  ==========  ==========  ==========   ==========  ==========   ==========

5.  STATUS OF PSYCHIATRIC GROUP INVESTMENTS

         Subsequent to the end of the second quarter, on July 1, 1998, the Psychiatric Group received $35 million as payment in full of its two New York Four Winds mortgage loans resulting in the accrual of a $2.73 million impairment loss in the second quarter of 1998. Proceeds from the payment of the Four Winds mortgage loans

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



were first used to repay the entire balance of approximately $11.2 million of fixed and revolving inter-Group loans owed to the Company's Core Group by the Psychiatric Group and to maintain a cash reserve of approximately $2.3 million for the net current liabilities of the Psychiatric Group. Substantially all of the remaining proceeds were distributed to holders of Psychiatric Group Depositary Shares on July 24, 1998 as a special dividend paid in the form of
0.4 shares of Core Group Common Stock per Psychiatric Group Depositary Share. In order to effectuate the stock dividend, the Psychiatric Group purchased 833,067 shares of Core Group Common Stock from the Core Group at a price of $25.9407 per share, which represented the average trading price of the Core Group Common Stock for the last ten trading days prior to the July 17, 1998 record date for the special dividend, as provided in the certificate of designation for the Psychiatric Group Stock.

         The Four Winds loans represented the largest income-producing portion of the Psychiatric Group's portfolio. In the second quarter of 1998, the Four Winds loans contributed revenue of $1,776,000 to the Psychiatric Group. As a result of the payoff of these loans, second quarter 1998 results will be the last quarter to include results from the Four Winds loans and future quarters' results will be solely dependent on the remaining three assets in the portfolio. Furthermore, since the Psychiatric Group does not maintain a separate management structure, it has an ongoing obligation to pay for an allocated portion of the Company's general and administrative expenses, subject to a minimum of $250,000 annually, as well as for specific expenses directly related to the operations of the Psychiatric Group. Offsetting these expenses in future quarters will be a reduction of interest expense as a result of the repayment of the inter- Group loans to the Core Group. Interest expense on inter-Group loans to the Core Group was $347,000 for the second quarter of 1998. Due to these various factors, future quarterly cash flows and dividends will decrease very substantially.

         The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant impairment losses on the three remaining psychiatric investments and the periodic restructuring of psychiatric operator payment obligations in previous years. The Psychiatric Group recorded an $11 million charge in the first quarter of 1997 for impairment of the carrying value of its two psychiatric investments in Florida. The Northpointe property, at which the operator ceased paying its obligations to the Psychiatric Group in February 1997 and ceased hospital operations in the second quarter of 1997, continues to remain idle. The Psychiatric Group incurred costs of approximately $75,000 during the second quarter of 1998 ($.04 per depositary share) and $225,000 for the first quarter of 1998 ($.11 per depositary share) to protect and maintain this property, including approximately $150,000 for unexpected expenditures. Although on an ongoing basis, the Psychiatric Group expects to incur costs of approximately $75,000 per quarter ($.04 depositary share) to protect and maintain this property while various alternatives for the property are evaluated and pursued, the Psychiatric Group cannot be assured that other unexpected costs will not be incurred. Numerous discussions with health care operators and others regarding a potential sale or lease of the property continue. However, no agreement for sale or lease has been reached. If efforts to identify a health care operator for the property prove unsuccessful, the property will most likely have to be sold for its real estate value, however, the Psychiatric Group cannot be assured that the current carrying value of the property would be realized through a sale. Early in the fourth quarter of 1997, a restructuring of The Retreat's obligations to the Psychiatric Group was completed. The Retreat's restructured base rent is $35,000 per month ($105,000 per quarter or $.05 per depositary share) and additional rent will not accrue or be payable until August 1, 2000. The Psychiatric Group has received the base rent payments under the restructured terms through August 1998 but The Retreat is currently in default on other obligations owed to the Psychiatric Group. Although the restructured agreement with The Retreat was a positive step in stabilizing the cash flow and operations of this facility, as evidenced by the current default, the Psychiatric Group cannot be assured that The Retreat will be able to continue to meet its restructured obligations or continue operations. While the Psychiatric Group has now reached an agreement in principle regarding the assumption of operations at The Retreat by a new operator, certain of the required key agreements remain under negotiation. The transfer of operations to the new operator will not occur unless those terms are satisfactorily resolved. If not

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



resolved, the Psychiatric Group may decide to exercise any or all of its remedies. Even if there is a change in the operator of The Retreat, continued operations at The Retreat will remain uncertain until the new operator has demonstrated its ability to operate the facility successfully. In light of the volatile circumstances of the two Florida psychiatric properties, the Psychiatric Group cannot be assured that further impairment losses on these investments will not be required.

         Although the $2,500,000 balance outstanding under Rock Creek Center's
(RCC) revolving credit agreement matured in June 1997 and the initial term of the RCC lease expired in December 1997, RCC has continued to make interest payments on the revolving credit agreement and the initial lease term has been extended to September 30, 1998, with a further extension pending as described below. RCC has met its rent and interest obligations to the Psychiatric Group through August 1998, however, the Psychiatric Group cannot be assured that RCC will not experience future operational and cash flow difficulties as it has in the past. At the end of June 1998, the operator of the Rock Creek Center (RCC) facility informed the Psychiatric Group that it had incurred a material, unanticipated liability to Medicare, which imperils the continuing operation of the facility. In response, the operator has commenced a significant revision and downsizing of its operations to focus on geriatric psychiatric care. In order to implement that change, the operator has given a WARN Act notice to its employees notifying them that the operations of the facility in its current mode will cease within 60 days of such notice and inviting them to reapply for positions in the proposed downsized operation. Under the currently applicable lease extension, the Psychiatric Group has the right, effective July 1, 1998, to negotiate with other potential health care operators regarding operating the facility and the Psychiatric Group has commenced marketing the property to potential new operators. An agreement in principle has been reached with the existing operator extending the current lease to March 31, 1999, and extending the maturity of the revolving credit agreement to March 31, 1999. Under the proposed arrangement, the operator will continue to pay interest on all outstanding obligations and will pay $5,000 per month against the principal balance of the revolving credit agreement. Although discussions with the current operator have not yet been successful in reaching a mutually acceptable long-term lease, purchase and sale agreement, and/or payment schedule for the payment of the balance of the revolving credit agreement, the operator of the facility has approached the Psychiatric Group with a proposal that may be practicable depending, in part, on the operator's ability to negotiate an acceptable compromise with Medicare regarding the unanticipated Medicare liability. Local and national operators have expressed interest in the facility; however, the Psychiatric Group cannot be assured that either a long-term lease extension or a new lease will be accomplished. If the current operator is unsuccessful in formulating a program which permits it to pay the newly-determined Medicare liability and to make suitable payments to the Psychiatric Group, and a facility lease with a new operator is not accomplished, a significant negative impact to the Psychiatric Group likely will result. Furthermore, if a new operator assumes operation of the RCC facility, the Psychiatric Group cannot be assured that the current operator will be able to pay the balance owed under the revolving credit agreement or that a new operator will be able to operate the facility successfully. The total revenue contribution to the Psychiatric Group from the RCC investment for the second quarter was $.17 per depositary share.

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

         The Psychiatric Group's dividend is determined quarterly based upon each quarter's operating results. Historically, the level of dividends of the Psychiatric Group have varied quarter-to-quarter. Any significant advance of additional funds to operators of the Psychiatric Group's properties, modification of terms covering the rental or interest obligations of its properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Psychiatric Group results of operations and cash flows, as well as on the quarterly dividend payment on Psychiatric Group Depositary Shares. In addition to the foregoing, future operating results, cash flows and dividends of the Psychiatric Group will be affected by changes in the level of additional rent, the amount of additional financial advisory fees and, to the extent necessary, various costs which might be incurred in an effort to protect, maintain and pursue alternatives for its investments. With the repayment of the Four Winds loans, future quarterly cash flows and dividends will decrease very substantially from previous quarters. Also, small events with respect to the Psychiatric Group's three remaining facilities will likely have a more significant effect on the Psychiatric Group's cash flows and dividends, and therefore the price of the Psychiatric Group Depositary Shares. The liquidity of the Psychiatric Group Depositary Shares will also likely be adversely affected.

         The Company will continue to review quarterly the performance of each of the remaining assets of the Psychiatric Group. Should the Board of Directors of the Company decide that the remaining Psychiatric Group portfolio and operations are not consistent with a separate public security, the Board may then elect to redeem the outstanding Psychiatric Group Depositary Shares.

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

         Factors Regarding Future Results and Forward-Looking Statements This report includes and incorporates by reference statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this report, including without limitation statements regarding rent or interest to be received from the Company's operators, plans with respect to individual facilities, expectations with respect to the specific terms and renewals of leases of the Company's facilities, the Company's anticipated dividend and dividend payout ratios, the potential redemption of the Company's Shares, the Company's liquidity position, projected expenses associated with maintaining individual properties, the Company's ability to realize the recorded amounts of its investments and the potential effect of new or existing regulations on the operations conducted at the Company's facilities, are forward-looking statements. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

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

OPERATING RESULTS

Second Quarter and Year to Date 1998 Compared With 1997

         For the second quarter of 1998, the Psychiatric Group reported a net loss of ($1,484,000), or ($.71) per Psychiatric Group Depositary Share on a diluted basis, compared with net income of $1,203,000, or $.57 per Psychiatric Group Depositary Share on a diluted basis, for the second quarter of 1997. For the six months ended June 30, 1998, the Psychiatric Group reported a net loss of ($245,000), or ($.12) per Psychiatric Group Depositary Share on a diluted basis, compared with a net loss of ($8,267,000), or ($3.97) per Psychiatric Group Depositary Share on a diluted basis. The net loss for the second quarter of 1998 and six months ended June 30, 1998 includes an impairment loss on notes receivable of ($2,730,000), or ($1.31) per Psychiatric Group Depositary Share on a

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



diluted basis. The net loss for the six months ended June 30, 1997 includes an impairment loss on real estate and notes receivable of ($11,000,000), or ($5.28) per Psychiatric Group Depositary Share on a diluted basis.

         Rental income was $710,000 for the six months ended June 30, 1998, a decrease of $213,000 or 23% from $923,000 for the six months ended June 30, 1997. The decrease in rental income for the six months ended June 30, 1998 was primarily due to the reduction of base rent from one of the Florida properties as a result of a lease restructuring early in the fourth quarter of 1997. Additionally, the first quarter of 1997 included base rent received for one month from the other Florida property before the operator stopped paying rent and subsequently ceased operations in the second quarter of 1997.

         Additional rental and interest income was $270,000 for the second quarter of 1998, an increase of $103,000 or 62% from $167,000 for the second quarter of 1997. Additional rental and interest income was $564,000 for the six months ended June 30, 1998, an increase of $193,000 or 52% from $371,000 for the six months ended June 30, 1997. This increase was primarily attributable to an increase in additional interest received from the Four Winds Hospital - Katonah facility.

         Property operating expense of $75,000 for the second quarter of 1998 and $300,000 for the six months ended June 30, 1998 represents costs related to the protection and maintenance of one of the properties in Florida, including approximately $150,000 for unexpected expenditures, incurred after the operator ceased operations in the second quarter of 1997.

         Interest expense on inter-Group loans from the Core Group was $347,000 for the second quarter of 1998, a decrease of $47,000 or 12% from $394,000 for the second quarter of 1997. Interest expense on inter-Group loans from the Core Group was $712,000 for the six months ended June 30, 1998 a decrease of $72,000 or 9% from $784,000 for the six months ended June 30, 1997. This decrease reflects a lower average balance outstanding on loans from the Core Group as a result of repayments by the Psychiatric Group from its available undistributed cash flow.

         General and administrative expenses were $386,000 for the second quarter of 1998, an increase of $86,000 or 29% from $300,000 for the second quarter of 1997. General and administrative expenses were $638,000 for the six months ended June 30, 1998, an increase of $43,000 or 7% from $595,000 for the six months ended June 30, 1997. The Company's consolidated general and administrative expenses are allocated between the Core Group and Psychiatric Group primarily based on revenues, however significant costs directly related to either Group are specifically charged to the applicable Group. Costs allocated to the Psychiatric Group based on revenues and direct costs charged to the Psychiatric Group both decreased for the second quarter and first half of 1998 compared to the comparable periods in 1997. The Psychiatric Group was specifically charged for $225,000 and $302,000 of costs in the second quarter and first six months of 1998, respectively, for financial advisory services provided primarily by an investment banking firm which included supplemental monitoring of the performance of the Psychiatric Group's properties and assistance in addressing operational and cash flow difficulties of certain operators of the properties. On a comparative basis, general and administrative expenses for the second quarter and first six months of 1997 included $132,000 and $248,000 of such financial advisory costs.

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

         In general, the operators of the Psychiatric Group's properties have very limited access to financing for their operating and capital needs. The Psychiatric Group provided such financing under a revolving credit agreement to the operator of one of its psychiatric properties. As of June 30, 1998, outstanding borrowings under such agreement totaled $2,500,000, which amount remains outstanding even though the financing matured June 30, 1997. In the past, the Psychiatric Group has provided similar financing to other operators of its properties which have been unable to pay off their outstanding borrowings. The Psychiatric Group cannot be assured that the operator currently borrowing under a revolving credit agreement will be able to secure replacement financing from third-party lenders or to pay off its outstanding borrowings.
To the extent the operators of the Psychiatric Group's properties have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's Board of Directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital operator, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then-existing policies), although the Company's Board of Directors is under no obligation to do so.

         Subsequent to the end of the second quarter, on July 1, 1998, the Psychiatric Group received $35 million as payment in full of its two New York Four Winds mortgage loans resulting in the accrual of a $2.73 million impairment loss in the second quarter of 1998. Proceeds from the payment of the Four Winds mortgage loans were first used to repay the entire balance of approximately $11.2 million of fixed and revolving inter-Group loans owed to the Company's Core Group by the Psychiatric Group and to maintain a cash reserve of approximately $2.3 million for the net current liabilities of the Psychiatric Group. Substantially all of the remaining proceeds were distributed to holders of Psychiatric Group Depositary Shares on July 24, 1998 as a special dividend paid in the form of 0.4 shares of Core Group Common Stock per Psychiatric Group Depositary Share. In order to effectuate the stock dividend, the Psychiatric Group purchased 833,067 shares of Core Group Common Stock from the Core Group at a price of $25.9407 per share, which represented the average trading price of the Core Group Common Stock for the last ten trading days prior to the July 17, 1998 record date for the special dividend, as provided in the certificate of designation for the Psychiatric Group Stock.

         The Four Winds loans represented the largest income-producing portion of the Psychiatric Group's portfolio. In the second quarter of 1998, the Four Winds loans contributed revenue of $1,776,000 to the Psychiatric Group. As a result of the payoff of these loans, second quarter 1998 results will be the last quarter to include results from the Four Winds loans and future quarters' results will be solely dependent on the remaining three assets in the portfolio. Furthermore, since the Psychiatric Group does not maintain a separate management structure, it has an ongoing obligation to pay for an allocated portion of the Company's general and administrative expenses, subject to a minimum of $250,000 annually, as well as for specific expenses directly related to the operations of the Psychiatric Group. Offsetting these expenses in future quarters will be a reduction of interest expense as a result of the repayment of the inter- Group loans to the Core Group. Interest

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



expense on inter-Group loans to the Core Group was $347,000 for the second quarter of 1998. Due to these various factors, future quarterly cash flows and dividends will decrease very substantially.

         The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant impairment losses on the three remaining psychiatric investments and the periodic restructuring of psychiatric operator payment obligations in previous years. The Psychiatric Group recorded an $11 million charge in the first quarter of 1997 for impairment of the carrying value of its two psychiatric investments in Florida. The Northpointe property, at which the operator ceased paying its obligations to the Psychiatric Group in February 1997 and ceased hospital operations in the second quarter of 1997, continues to remain idle. The Psychiatric Group incurred costs of approximately $75,000 during the second quarter of 1998 ($.04 per depositary share) and $225,000 for the first quarter of 1998 ($.11 per depositary share) to protect and maintain this property, including approximately $150,000 for unexpected expenditures. Although on an ongoing basis, the Psychiatric Group expects to incur costs of approximately $75,000 per quarter ($.04 depositary share) to protect and maintain this property while various alternatives for the property are evaluated and pursued, the Psychiatric Group cannot be assured that other unexpected costs will not be incurred. Numerous discussions with health care operators and others regarding a potential sale or lease of the property continue. However, no agreement for sale or lease has been reached. If efforts to identify a health care operator for the property prove unsuccessful, the property will most likely have to be sold for its real estate value, however, the Psychiatric Group cannot be assured that the current carrying value of the property would be realized through a sale. Early in the fourth quarter of 1997, a restructuring of The Retreat's obligations to the Psychiatric Group was completed. The Retreat's restructured base rent is $35,000 per month ($105,000 per quarter or $.05 per depositary share) and additional rent will not accrue or be payable until August 1, 2000. The Psychiatric Group has received the base rent payments under the restructured terms through August 1998 but The Retreat is currently in default on other obligations owed to the Psychiatric Group. Although the restructured agreement with The Retreat was a positive step in stabilizing the cash flow and operations of this facility, as evidenced by the current default, the Psychiatric Group cannot be assured that The Retreat will be able to continue to meet its restructured obligations or continue operations. While the Psychiatric Group has now reached an agreement in principle regarding the assumption of operations at The Retreat by a new operator, certain of the required key agreements remain under negotiation. The transfer of operations to the new operator will not occur unless those terms are satisfactorily resolved. If not resolved, the Psychiatric Group may decide to exercise any or all of its remedies. Even if there is a change in the operator of The Retreat, continued operations at The Retreat will remain uncertain until the new operator has demonstrated its ability to operate the facility successfully. In light of the volatile circumstances of the two Florida psychiatric properties, the Psychiatric Group cannot be assured that further impairment losses on these investments will not be required.

         Although the $2,500,000 balance outstanding under Rock Creek Center's
(RCC) revolving credit agreement matured in June 1997 and the initial term of the RCC lease expired in December 1997, RCC has continued to make interest payments on the revolving credit agreement and the initial lease term has been extended to September 30, 1998, with a further extension pending as described below. RCC has met its rent and interest obligations to the Psychiatric Group through August 1998, however, the Psychiatric Group cannot be assured that RCC will not experience future operational and cash flow difficulties as it has in the past. At the end of June 1998, the operator of the Rock Creek Center (RCC) facility informed the Psychiatric Group that it had incurred a material, unanticipated liability to Medicare, which imperils the continuing operation of the facility. In response, the operator has commenced a significant revision and downsizing of its operations to focus on geriatric psychiatric care. In order to implement that change, the operator has given a WARN Act notice to its employees notifying them that the operations of the facility in its current mode will cease within 60 days of such notice and inviting them to reapply for positions in the proposed downsized operation. Under the currently applicable lease extension, the Psychiatric Group has the right, effective July 1, 1998, to negotiate with other potential health care operators regarding operating the facility and the Psychiatric Group has commenced marketing the property to potential new

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



operators. An agreement in principle has been reached with the existing operator extending the current lease to March 31, 1999, and extending the maturity of the revolving credit agreement to March 31, 1999. Under the proposed arrangement, the operator will continue to pay interest on all outstanding obligations and will pay $5,000 per month against the principal balance of the revolving credit agreement. Although discussions with the current operator have not yet been successful in reaching a mutually acceptable long-term lease, purchase and sale agreement, and/or payment schedule for the payment of the balance of the revolving credit agreement, the operator of the facility has approached the Psychiatric Group with a proposal that may be practicable depending, in part, on the operator's ability to negotiate an acceptable compromise with Medicare regarding the unanticipated Medicare liability. Local and national operators have expressed interest in the facility; however, the Psychiatric Group cannot be assured that either a long-term lease extension or a new lease will be accomplished. If the current operator is unsuccessful in formulating a program which permits it to pay the newly-determined Medicare liability and to make suitable payments to the Psychiatric Group, and a facility lease with a new operator is not accomplished, a significant negative impact to the Psychiatric Group likely will result. Furthermore, if a new operator assumes operation of the RCC facility, the Psychiatric Group cannot be assured that the current operator will be able to pay the balance owed under the revolving credit agreement or that a new operator will be able to operate the facility successfully. The total revenue contribution to the Psychiatric Group from the RCC investment for the second quarter was $.17 per depositary share.

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

         The Psychiatric Group's dividend is determined quarterly based upon each quarter's operating results. Historically, the level of dividends of the Psychiatric Group have varied quarter-to-quarter. Any significant advance of additional funds to operators of the Psychiatric Group's properties, modification of terms covering the rental or interest obligations of its properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Psychiatric Group results of operations and cash flows, as well as on the quarterly dividend payment on Psychiatric Group Depositary Shares. In addition to the foregoing, future operating results, cash flows and dividends of the Psychiatric Group will be affected by changes in the level of additional

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



rent, the amount of additional financial advisory fees and, to the extent necessary, various costs which might be incurred in an effort to protect, maintain and pursue alternatives for its investments. With the repayment of the Four Winds loans, future quarterly cash flows and dividends will decrease very substantially from previous quarters. Also, small events with respect to the Psychiatric Group's three remaining facilities will likely have a more significant effect on the Psychiatric Group's cash flows and dividends, and therefore the price of the Psychiatric Group Depositary Shares. The liquidity of the Psychiatric Group Depositary Shares will also likely be adversely affected.

         The Company will continue to review quarterly the performance of each of the remaining assets of the Psychiatric Group. Should the Board of Directors of the Company decide that the remaining Psychiatric Group portfolio and operations are not consistent with a separate public security, the Board may then elect to redeem the outstanding Psychiatric Group Depositary Shares.

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

LIQUIDITY AND CAPITAL RESOURCES

         At August 11, 1998, the Psychiatric Group had no borrowings outstanding under its fixed rate or revolving inter-Group loans from the Core Group. The Company's Board of Directors has established certain management policies relating to the Psychiatric Group's inter-Group loans from the Core Group. Under the policies currently in effect, which may be modified or rescinded at any time in the sole discretion of the Company's Board of Directors, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group are limited to a maximum of $7,870,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar by any permanent repayment in the future of borrowings under a revolving credit agreement provided to a Psychiatric Group hospital operator; provided that the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000. Except for such revolving inter-Group loans, no additional fixed rate or other inter-Group loans will be advanced to the Psychiatric Group by the Core Group. The Psychiatric Group has no third-party sources of additional financing and, as a result, is dependent on the Core Group for all such financing. Although the Core

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Group may make this financing available, there is no obligation of the Company's Board of Directors to cause the Core Group to provide funds to the Psychiatric Group if the Board of Directors determines that it is in the Company's best interest not to do so. To the extent needed funds are not advanced by the Core Group, the Psychiatric Group would experience immediate, significant negative effects.

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

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 (a) The Annual Meeting of Shareholders of American Health Properties, Inc. was held on May 22, 1998 ("Annual Meeting").

 (b)  Not applicable.

 (c) (i) At the Annual Meeting, Peter K. Kompaniez and Joseph P. Sullivan, were elected as Class II directors to serve for a three-year term until the 2001 Annual Meeting of Shareholders. Voting results for these directors are summarized as follows:

        Peter K. Kompaniez Votes For--22,894,824; Votes Withheld--145,158 Joseph P. Sullivan Votes For--22,903,801; Votes Withheld--136,181

      Class III directors whose term of office continues until the 1999 Annual Meeting of Shareholders include Sheldon S. King, John P. Mamana, M.D. and Louis T. Rosso. Class I directors whose term of office continues until the 2000 Annual Meeting of Shareholders include James
      L. Fishel and James D. Harper, Jr..

      (ii) At the Annual Meeting, shareholders approved the appointment of the accounting firm of Arthur Andersen LLP as the auditors and as independent public accountants for the Company for the fiscal year ending December 31, 1998. Votes For--22,870,024; Votes Against--57,920; Votes Abstained--112,038.

 (d)  Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

      27     Financial Data Schedule

 (b)  Reports on Form 8-K

      On April 20, 1998, the Company filed a Current Report on Form 8-K for the purpose of reporting selected financial information (statements of operations, funds from operations, net income (loss) per share on both a basic and diluted basis, funds from operations per share on both a basic and diluted basis, dividends per share, preferred dividends, weighted average shares, weighted average shares and dilutive potential shares, total assets, total debt and total shareholders' equity) with respect to the consolidated Company, Core Group and Psychiatric Group for the three months ended March 31, 1998 and 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           Date: August 11, 1998

AMERICAN HEALTH PROPERTIES, INC.


By:  JOSEPH P. SULLIVAN                  By:  MICHAEL J. MCGEE
   ----------------------------------       -----------------------------------
   Joseph P. Sullivan                       Michael J. McGee
   Chairman of the Board, President &       Senior Vice President &
   Chief Executive Officer                  Chief Financial Officer
   (Principal Executive Officer)            (Principal Financial and Accounting
                                            Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION
-----------         -----------
    27              FINANCIAL DATA SCHEDULE