Form 10-Q
period 1998-09-30
AMERICAN HEALTH PROPERTIES INC
filed 1998-11-16
CIK 808240

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

               For the quarterly period ended September 30, 1998

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

         SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE,
                 OUTSTANDING AT NOVEMBER 6, 1998 -- 24,984,422

     SHARES OF REGISTRANT'S PSYCHIATRIC GROUP DEPOSITARY SHARES, EACH REPRESENTING ONE-TENTH OF ONE SHARE OF PSYCHIATRIC GROUP PREFERRED STOCK, $.01 PAR VALUE, OUTSTANDING AT NOVEMBER 6, 1998 -- 2,083,931.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AMERICAN HEALTH PROPERTIES, INC.

                               SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                                                                      PAGE

CONSOLIDATED COMPANY

Item 1.    Consolidated Condensed Financial Statements:
           Balance sheets as of September 30, 1998 and December 31, 1997  . . . . . . . . . . . . . . . . . .          2
           Statements of operations for the three and nine months ended September 30, 1998 and 1997 . . . . .          3
           Statements of cash flows for the nine months ended September 30, 1998 and 1997 . . . . . . . . . .          5
           Notes to financial statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6

Item 2.    Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .         13

CORE GROUP

Item 1.    Core Group Combined Condensed Financial Statements:
           Balance sheets as of September 30, 1998 and December 31, 1997  . . . . . . . . . . . . . . . . . .         24
           Statements of operations for the three and nine months ended September 30, 1998 and 1997 . . . . .         25
           Statements of cash flows for the nine months ended September 30, 1998 and 1997 . . . . . . . . . .         26
           Notes to financial statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         27

Item 2.    Management's Discussion and Analysis of Core Group
           Combined Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . .         31

PSYCHIATRIC GROUP

Item 1.    Psychiatric Group Combined Condensed Financial Statements:
           Balance sheets as of September 30, 1998 and December 31, 1997  . . . . . . . . . . . . . . . . . .         38
           Statements of operations for the three and nine months ended September 30, 1998 and 1997 . . . . .         39
           Statements of cash flows for the nine months ended September 30, 1998 and 1997 . . . . . . . . . .         40
           Notes to financial statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         41

Item 2.    Management's Discussion and Analysis of Psychiatric Group
           Combined Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . .         47

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         56

                        AMERICAN HEALTH PROPERTIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                             September 30,          December 31,
                                                                                 1998                   1997
                                                                             --------------        --------------
                                                                              (Unaudited)
ASSETS
Real estate investments
    Real property and mortgage notes, net                                    $      840,045        $      745,776
    Construction in progress                                                         16,324                 4,729
    Accumulated depreciation                                                       (117,800)             (102,235)
                                                                             --------------        --------------
                                                                                    738,569               648,270
Other notes receivable and direct financing leases                                    6,107                 5,553
Other assets                                                                         12,267                13,696
Cash and short-term investments                                                       2,767                23,053
                                                                             --------------        --------------
                                                                             $      759,710        $      690,572
                                                                             ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank loans payable                                                           $       63,000        $         --
Mortgage notes payable                                                               20,921                17,922
Notes and bonds payable                                                             226,137               225,891
Accounts payable and accrued liabilities                                             11,559                13,193
Dividends payable                                                                    15,063                14,847
Deferred income                                                                       3,743                 3,758
                                                                             --------------        --------------
                                                                                    340,423               275,611
                                                                             --------------        --------------
Commitments and contingencies

Stockholders' equity
    Preferred stock $.01 par value; 1,000 shares
       authorized; 8.60% Cumulative Redeemable
       Preferred Stock,
           Series B; $2,500 liquidation value;
           40 shares issued and outstanding                                         100,000               100,000
       Psychiatric Group Preferred Stock;
           208 shares issued and outstanding                                              2                     2
    Common stock $.01 par value; 100,000 shares authorized;
       24,984 and 23,557 shares issued and outstanding                                  250                   236
    Additional paid-in capital                                                      519,474               482,030
    Cumulative net income                                                           322,139               283,453
    Cumulative dividends                                                           (522,578)             (450,760)
                                                                             --------------        --------------
                                                                                    419,287               414,961
                                                                             --------------        --------------

                                                                             $      759,710        $      690,572
                                                                             ==============        ==============


  The accompanying notes are an integral part of these financial statements.

                            AMERICAN HEALTH PROPERTIES, INC.
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)
                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                       Three Months Ended              Nine Months Ended
                                                                          September 30,                  September 30,
                                                                  ---------------------------     ---------------------------
                                                                      1998            1997           1998            1997
                                                                  -----------     -----------     -----------     -----------
REVENUES
Rental income                                                     $    24,183     $    17,945     $    68,025     $    53,572
Mortgage interest income                                                  116           1,613           3,424           4,661
Additional rental and interest income                                   3,514           3,124          10,334           9,247
Other property income                                                     647              73           1,366             107
Other interest income                                                     249             195             710           1,467
                                                                  -----------     -----------     -----------     -----------
                                                                       28,709          22,950          83,859          69,054
                                                                  -----------     -----------     -----------     -----------
EXPENSES
Depreciation and amortization                                           5,625           3,910          15,658          11,627
Property operating                                                      1,596             204           4,163             292
Interest expense                                                        5,653           4,533          15,903          15,118
General and administrative                                              2,150           1,987           6,578           5,815
Impairment loss on psychiatric real estate
  and notes receivable                                                   --              --             2,730          11,000
                                                                  -----------     -----------     -----------     -----------
                                                                       15,024          10,634          45,032          43,852
                                                                  -----------     -----------     -----------     -----------
Minority interest                                                          47              48             141             142
                                                                  -----------     -----------     -----------     -----------
INCOME BEFORE EXTRAORDINARY ITEM                                       13,638          12,268          38,686          25,060
EXTRAORDINARY LOSS ON DEBT PREPAYMENT                                    --              --              --           (11,427)
                                                                  -----------     -----------     -----------     -----------
NET INCOME                                                        $    13,638     $    12,268     $    38,686     $    13,633
                                                                  ===========     ===========     ===========     ===========
SERIES B PREFERRED DIVIDEND REQUIREMENT                           $    (2,150)    $      --       $    (6,450)    $      --
                                                                  ===========     ===========     ===========     ===========
ATTRIBUTABLE TO CORE GROUP COMMON STOCK
  AND PSYCHIATRIC GROUP DEPOSITARY SHARES -

      INCOME BEFORE EXTRAORDINARY ITEM                            $    11,488     $    12,268     $    32,236     $    25,060
                                                                  ===========     ===========     ===========     ===========
      NET INCOME                                                  $    11,488     $    12,268     $    32,236     $    13,633
                                                                  ===========     ===========     ===========     ===========


  The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                             Three Months Ended                 Nine Months Ended
                                                                September 30,                     September 30,
                                                       -----------------------------     ------------------------------
                                                           1998             1997             1998             1997
                                                       ------------     ------------     ------------    -------------
ATTRIBUTABLE TO -
  CORE GROUP COMMON STOCK
      Income before extraordinary item                 $     10,859     $     11,087     $     31,852     $     32,146
      Extraordinary loss on debt prepayment            $       --       $       --       $       --       $    (11,427)
      Net income                                       $     10,859     $     11,087     $     31,852     $     20,719

      Basic per share amounts -
        Income before extraordinary item               $       0.44     $       0.47     $       1.32     $       1.37
        Extraordinary loss on debt prepayment          $       --       $       --       $       --       $      (0.49)
        Net income                                     $       0.44     $       0.47     $       1.32     $       0.88

        Weighted average common shares                       24,738           23,540           24,174           23,486

      Diluted per share amounts -
        Income before extraordinary item               $       0.44     $       0.47     $       1.30     $       1.36
        Extraordinary loss on debt prepayment          $         --     $       --       $       --       $      (0.48)
        Net income                                     $       0.44     $       0.47     $       1.30     $       0.88

        Weighted average common shares and
          dilutive potential common shares                   24,930           23,738           24,416           23,677

      Dividends declared per common share              $     0.5450     $     0.5250     $     1.6350     $     1.5750


  PSYCHIATRIC GROUP DEPOSITARY SHARES
      Net income (loss)                                $        629     $      1,181     $        384     $     (7,086)

      Basic per share amounts -
        Net income (loss)                              $       0.30     $       0.57     $       0.18     $      (3.40)

        Weighted average depositary shares                    2,084            2,084            2,084            2,084

      Diluted per share amounts -
        Net income (loss)                              $       0.30     $       0.56     $       0.18     $      (3.40)

        Weighted average depositary shares and
          dilutive potential depositary shares                2,130            2,099            2,112            2,084

      Dividends declared per depositary share          $     0.3500     $     0.6200     $     1.6300     $     2.0000




   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                        1998               1997
                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $     38,686       $     13,633
Extraordinary loss on debt prepayment                                         --             11,427
Depreciation, amortization and other non-cash items                       17,611             13,601
Deferred income                                                              327               (174)
Impairment loss on psychiatric real estate and notes receivable            2,730             11,000
Change in other assets                                                       855             (2,270)
Change in accounts payable and accrued liabilities                        (2,028)              (627)
                                                                    ------------       ------------
                                                                          58,181             46,590
                                                                    ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties                  (138,334)           (17,919)
Mortgage note receivable fundings                                           (179)            (3,683)
Principal payments on mortgage notes receivable                           35,039                 52
Other notes receivable                                                    (1,352)               173
Direct financing leases                                                      798                389
Administrative capital expenditures                                         (111)               (18)
                                                                    ------------       ------------
                                                                        (104,139)           (21,006)
                                                                    ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                               63,000            (40,000)
Principal payments on mortgage notes payable                                (376)                --
Proceeds from notes payable issuance                                          --            218,965
Prepayment of notes payable                                                   --           (163,176)
Financing costs paid                                                         (37)            (2,152)
Proceeds from sale of common stock                                         9,475                 --
Proceeds from exercise of stock options                                    3,602              2,176
Dividends paid                                                           (49,992)           (41,525)
                                                                    ------------       ------------
                                                                          25,672            (25,712)
                                                                    ------------       ------------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                   (20,286)              (128)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                      23,053              1,480
                                                                    ------------       ------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                      $      2,767       $      1,352
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

         On May 21, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods". EITF Issue No. 98-9 requires lessors to defer recognition of contingent rental income in interim periods until the specific target that triggers the contingent rental income is achieved. The Company's prospective adoption of EITF Issue No. 98-9, effective May 22, 1998, did not have a material impact on the Company's financial statements for the three and nine months ended September 30, 1998. Although EITF Issue No. 98-9 is not expected to have a material impact on the Company's annual financial results in the future, the Company does expect EITF Issue No. 98-9 to have a material impact on the timing of the recognition of contingent rental income in the Company's quarterly financial results in the future. In general, it is probable that few, if any, of the Company's operators will achieve the target revenues specified in their leases in the first quarter which will result in the deferral of a significant amount of contingent rental income that will not be recognized until subsequent quarters within the year when the specified target revenues are achieved.

         Interest Paid Interest paid by the Company, net of interest capitalized, was $18,814,000 and $14,306,000 for the nine months ended September 30, 1998 and 1997, respectively. The Company had $563,000 and $344,000 of capitalized interest for the nine months ended September 30, 1998 and 1997, respectively.

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

         Special Stock Dividend   On July 24, 1998, the Company distributed
833,067 new shares of Core Group Common Stock at a price of $25.9407 per share to holders of Psychiatric Group Depositary Shares as a special

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



stock dividend. Holders of Psychiatric Group Depositary Shares received 0.4 shares of Core Group Common Stock for each Psychiatric Group Depositary Share held and were paid cash-in-lieu of fractional shares of Core Group Common Stock based on the price of $25.9407.

         Stock Incentive Plans During the nine months ended September 30, 1998, options to purchase 160,424 shares of Core Group Common Stock at a weighted average exercise price of $28.00 per share were issued pursuant to the Company's stock incentive plans. During the nine months ended September 30, 1998, options to purchase 172,326 shares of Core Group Common Stock were exercised at a weighted average exercise price of $20.90 per share resulting in additional equity of $3,602,000. Options to purchase 47,728 shares of Core Group Common Stock at a weighted average exercise price of $28.72 per share and options to purchase 16,250 shares of Psychiatric Group Depositary Shares at a weighted average exercise price of $21.78 per share expired during the nine months ended September 30, 1998.

3.  EARNINGS PER SHARE

         The following is a reconciliation of the income or (loss) and share amounts used in the basic and diluted per share computations of income before extraordinary item attributable to Core Group Common Stock and Psychiatric Group Depositary Shares:

                                           Three Months Ended September 30,                  Nine Months Ended September 30,
                                    ----------------------------------------------  -----------------------------------------------
                                             1998                     1997                   1998                       1997
                                    ----------------------   ---------------------   ----------------------   ----------------------
                                                                                                              Income
(In thousands)                       Income        Shares     Income       Shares     Income        Shares     (Loss)       Shares
                                    ---------    ---------   ---------   ---------   ---------    ---------   ---------    ---------
ATTRIBUTABLE TO CORE GROUP
Income before extraordinary item    $  13,009           --   $  11,087          --   $  38,302           --   $  32,146           --
Less Series B preferred
  dividend requirement                 (2,150)          --          --          --      (6,450)          --          --           --
Outstanding common shares                  --       24,736          --      23,539          --       24,173          --       23,484
Deferred common shares                     --            2          --           1          --            1          --            2
                                    ---------    ---------   ---------   ---------   ---------    ---------   ---------    ---------
Basic EPS components                   10,859       24,738      11,087      23,540      31,852       24,174      32,146       23,486

Effect of dilutive potential
  common shares -
    Stock options                          --           45          --          89          --          102          --           92
    DER's                                  --          147          --         109          --          140          --           99
    Subordinated convertible
      bonds payable                        --           --          --          --          --           --          --           --
                                    ---------    ---------   ---------   ---------   ---------    ---------   ---------    ---------
Diluted EPS components              $  10,859       24,930   $  11,087      23,738   $  31,852       24,416   $  32,146       23,677
                                    =========    =========   =========   =========   =========    =========   =========    =========

ATTRIBUTABLE TO PSYCHIATRIC GROUP
Basic EPS components                $     629        2,084   $   1,181       2,084   $     384        2,084   $  (7,086)       2,084

Effect of dilutive potential
    depositary shares -
    Stock options                          --           --          --          --          --           --          --           --
    DER's                                  --           46          --          15          --           28          --           --
                                    ---------    ---------   ---------   ---------   ---------    ---------   ---------    ---------
Diluted EPS components              $     629        2,130   $   1,181       2,099   $     384        2,112   $  (7,086)       2,084
                                    =========    =========   =========   =========   =========    =========   =========    =========

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)




4.  COMMITMENTS

         As of September 30, 1998, the Company had funded $9.7 million of a $17 million commitment to develop two skilled nursing facilities in Las Vegas, Nevada to be operated by an experienced operator of skilled nursing facilities. The lease commenced on one of these facilities in October 1998 after its construction was completed at a total cost of $7.4 million. The Company has a $35 million forward funding commitment to develop up to five assisted living facilities to be managed by an experienced operator of assisted living facilities. As of September 30, 1998, the Company had funded $6.6 million under this commitment for the development of three facilities having total development costs of approximately $18.6 million. The Company has a similar commitment of $22.5 million to develop up to nine Alzheimer's care facilities to be managed by the same operator that currently manages two existing Alzheimer's care facilities owned by the Company. In November 1998, approximately $600,000 was funded under this commitment to acquire land and commence development of one facility having a total development cost of approximately $2.8 million.

5.  STATUS OF PSYCHIATRIC GROUP INVESTMENTS

         On July 1, 1998, the Company received $35 million as payment in full of its Psychiatric Group's two New York Four Winds mortgage loans resulting in the accrual of a $2.73 million impairment loss in the second quarter of 1998. On a consolidated basis, the Company used the proceeds from the mortgage loans payoff to pay down outstanding borrowings under its bank credit facility. On a Group basis, the proceeds from the payment of the Four Winds mortgage loans were first used by the Psychiatric Group to repay the entire $11.2 million outstanding balance of fixed and revolving inter-Group loans owed to the Company's Core Group by the Psychiatric Group and to maintain a cash reserve of approximately $2.3 million for the net current liabilities of the Psychiatric Group. Substantially all of the remaining proceeds were distributed to holders of Psychiatric Group Depositary Shares on July 24, 1998 as a special dividend paid in the form of 0.4 shares of Core Group Common Stock per Psychiatric Group Depositary Share. In order to effectuate the stock dividend, the Psychiatric Group purchased 833,067 shares of Core Group Common Stock from the Core Group at a price of $25.9407 per share, which represented the average trading price of the Core Group Common Stock for the last ten trading days prior to the July 17, 1998 record date for the special dividend, as provided in the certificate
of designation for the Psychiatric Group Stock.   NASDAQ set July 27, 1998 as
the ex-dividend date for the special stock dividend. Accordingly, the Psychiatric Group Depositary Shares traded through the close of the market on the payable date of July 24, 1998 with a due bill entitling each Psychiatric Group Depositary Share to the 0.4 share special dividend of Core Group Common Stock. The Four Winds loans represented the largest income-producing portion of the Company's portfolio. As a result of the payoff of these loans, the Company's Psychiatric Group financial results are solely dependent on the remaining three assets in the portfolio.

         The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant impairment losses on psychiatric investments and the periodic restructuring of psychiatric operator payment obligations in previous years. The Company recorded an $11 million charge in the first quarter of 1997 for impairment of the carrying value of its two psychiatric investments in Florida. In light of the volatile circumstances at each of the Company's psychiatric properties, the Company cannot be assured that further impairment losses on these investments will not be required.

         The Northpointe property, at which the operator ceased paying its obligations to the Company in February 1997 and ceased hospital operations in the second quarter of 1997, continues to remain idle. The Company incurred costs of approximately $75,000 during the third quarter of 1998 ($.04 per Psychiatric Group Depositary Share on a diluted basis) and $375,000 for the first nine months of 1998 ($.18 per Psychiatric Group Depositary Share on a diluted basis) to protect and maintain this property. Although the Company expects to incur costs of approximately

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



$75,000 per quarter to protect and maintain this property while various alternatives for the property are evaluated and pursued, in the past, the Company has been required to incur substantial additional costs to maintain this property and the Company cannot be assured that other unexpected costs will not be incurred. The Company continues to pursue discussions with health care operators and others regarding a potential sale or lease of the Northpointe property. However, no agreement for sale or lease of the Northpointe property has been reached. If efforts to identify a health care operator for this property prove unsuccessful, the property will most likely have to be sold for its real estate value. However, the Company cannot be assured that any sale price would equal or exceed the current carrying value of the Northpointe property.

         In September 1998, the operations at Sunrise Regional Medical Center (formerly The Retreat) were transitioned to a new operator. As a result of this change, the new operator assumed all operational responsibility for the hospital and entered into a new lease with the Company. The new lease calls for an effective monthly rent of $60,000 ($.028 per Psychiatric Group Depositary Share on a diluted basis) over the five-year lease term. This lease rate compares with the preceding operator's lease obligation of $35,000 per month ($.016 per Psychiatric Group Depositary Share on a diluted basis). The first full quarter of financial impact for the Company from this new lease will be in the fourth quarter of 1998. In connection with the transition, the Company received a one-time payment of $347,000 ($.16 per Psychiatric Group Depositary Share on a diluted basis) in the third quarter from the previous operator of The Retreat to settle certain of the obligations it owes to the Company. The Company recognized this one-time payment as income in the third quarter of 1998 and considered it in the determination of the Company's Psychiatric Group third quarter dividend. The Company cannot be assured that the new operator will be able to successfully operate the facility or meet its lease obligations.

         The maturity date of the $2.5 million balance outstanding under the Rock Creek Center (RCC) revolving credit agreement and the initial term of the RCC lease have been extended to March 31, 1999. Under the extended agreement, the operator will continue to pay interest on all outstanding obligations and will pay $5,000 per month against the principal balance of the revolving credit agreement. RCC has met its rent and interest obligations to the Company through November 1998, however, RCC made its November payments late due to cash flow problems. The Company cannot be assured that RCC will not continue to experience operational and cash flow difficulties as it has in the past and, therefore, cannot be assured that RCC will fulfill its obligations to the Company. At the end of June 1998, the operator of the RCC facility informed the Company that it had incurred a material, unanticipated liability to Medicare, which imperils the continuing operation of the facility. In response, the operator has substantially completed a significant revision and downsizing of its operations to focus on geriatric psychiatric care. The facility is currently operating under its new business model with a reduced staff. Under the lease extension, the Company has the right to negotiate with other potential health care operators regarding operating the facility and the Company has commenced marketing the property to potential new operators. Discussions with the current operator have not been successful in reaching a mutually acceptable long-term lease or sale agreement. Few local or national operators have continued interest in the facility; and, the Company cannot be assured that either a new long-term lease or sale will be accomplished, or if accomplished, that the terms of such lease or sale will enable the Company to realize the current carrying value of the RCC facility. If the current operator is unsuccessful in formulating a program which permits it to pay its Medicare liability and to make suitable payments to the Company, and a facility lease with a new operator is not accomplished, a significant negative impact to the Company's Psychiatric Group will likely result. Furthermore, if a new operator assumes operation of the RCC facility, the Company cannot be assured that the current operator will be able to pay the balance owed under the revolving credit agreement or that a new operator will be successful in obtaining the necessary licenses to operate the facility and that it will be able to operate the facility successfully.

         Although management currently believes that the recorded amounts of its psychiatric investments are realizable, if the psychiatric operators are unable to adapt to the fundamental ongoing changes in the psychiatric industry successfully and consistently mitigate the negative impact of the ongoing changes on their financial

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



performance, the Company may be required to restructure payment obligations further, identify alternative operators, pursue alternative uses for or dispositions of the properties and/or recognize additional impairment losses on its psychiatric investments. If the Company is required to take any of these actions, various costs are likely to be incurred by the Company in an effort to protect, maintain and pursue alternatives for its investments. The Company does not currently intend to make new investments in the psychiatric sector, and is seeking to sell or reduce its investments in the psychiatric sector. In addition, the Company is in discussions with each of the psychiatric operators regarding financing alternatives designed to enable them to acquire the properties and/or repay their borrowings from the Company, as the case may be. Subject to the rights of the holders of the Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, and any other preferred stock of the Company then outstanding, the Company expects to use the net proceeds of any future psychiatric property sales and/or psychiatric operator borrowing repayments to first repay then outstanding inter-Group loans and/or other liabilities owed by the Psychiatric Group and to distribute substantially all of the remaining net proceeds, if any, in cash or Core Group Common Stock to holders of Psychiatric Group Depositary Shares. The Company cannot be assured that the efforts of psychiatric operators to obtain alternative financing will be successful or, if successful, that the amounts of such financing would be sufficient to enable the Company to realize the carrying amounts of its psychiatric investments.

         The Company will continue to review quarterly the performance of each of the three remaining assets of the Psychiatric Group. Under the terms of the Certificate of Designations for the Psychiatric Group Preferred Stock and the Deposit Agreement providing for issuance of Depositary Receipts (Psychiatric Group Depositary Shares) each representing one-tenth of one share of the Psychiatric Group Preferred Stock, the Company has the right to redeem all outstanding Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, for cash (or in exchange for newly issued shares of Core Group Common Stock) at a premium generally ranging from 5% to 15% over the value of the Psychiatric Group Depositary Shares. Should the Board of Directors of the Company decide that the remaining Psychiatric Group portfolio and operations are not consistent with a separate public security, the Board may elect to redeem the outstanding Psychiatric Group Depositary Shares in cash or in exchange for shares of Core Group Common Stock. Since an exchange or redemption of the Psychiatric Group Depositary Shares may be at a premium to the then current market price of the Psychiatric Group Depositary Shares, and since the Board could determine to effect such an exchange or redemption at a time when either or both the Core Group Common Stock and the Psychiatric Group Depositary Shares may be considered to be overvalued or undervalued, the exchange or redemption could be disadvantageous to the holders of the Core Group Common Stock or the Psychiatric Group Depositary Shares. For detailed information regarding the Company's right to redeem the Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, and the way in which any redemption price or exchange rate may be set, interested persons are encouraged to review the Certificate of Designations for the Psychiatric Group Preferred Stock attached as Exhibit 4.1 to the Company's form 8-K filed with the Securities and Exchange Commission on August 14, 1995, the information set forth in the Company's Amendment No. 1 to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 29, 1995 and the Deposit Agreement filed as Exhibit 4.2 to that Amendment No.1 to Registration Statement.

         The dividend on the Company's Psychiatric Group Depositary Shares is determined each quarter based upon the operating results of the Company's Psychiatric Group. Historically, the level of dividends of the Psychiatric Group have varied quarter-to-quarter. Any advance of additional funds to psychiatric hospital operators, modification of terms covering the rental or interest obligations of its psychiatric properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Company's Psychiatric Group results of operations and cash flows, as well as on the quarterly dividend payment on Psychiatric Group Depositary Shares. In addition to the foregoing, future operating results, cash flows and dividends of the Company's Psychiatric Group will be affected by changes in the level of additional rent, the

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



amount of additional financial advisory fees and, to the extent necessary, various costs which might be incurred in an effort to protect, maintain and pursue alternatives for its psychiatric investments. With the repayment of the Four Winds loans, third quarter operating results, cash flows and dividends decreased from previous quarters. In addition to the $347,000 ($.16 per Psychiatric Group Depositary Share on a diluted basis) one-time payment received from The Retreat mentioned above, the Company also received a final payment of contingent interest on the Four Winds mortgage loans of $89,000 ($.04 per Psychiatric Group Depositary Share on a diluted basis) in the third quarter which will not recur in future quarters. The Company earned approximately $83,000 ($.04 per Psychiatric Group Depositary Share on a diluted basis) of nonrecurring interest income in the third quarter on the net proceeds of the Four Winds loans payoff during the month of July until such proceeds were used to execute the special dividend on July 24, 1998. As a result of these nonrecurring items, the Psychiatric Group's future quarterly operating results, cash flows and dividends are expected to decrease further compared with the third quarter. Furthermore, due to the substantial decrease in the Psychiatric Group's asset base and earnings capacity, small events with respect to the Psychiatric Group's three remaining facilities will likely have a more significant effect on the Psychiatric Group's operating results, cash flows and dividends in the future, and therefore the price of the Psychiatric Group Depositary Shares. The liquidity of the Psychiatric Group Depositary Shares will also likely be adversely affected.

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

         Factors Regarding Future Results and Forward-Looking Statements This report includes and incorporates by reference statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this report, including without limitation statements regarding rent or interest to be received from the Company's operators and tenants, the ability of new or existing operators to continue operations of psychiatric facilities, plans with respect to individual facilities, expectations with respect to the specific terms and renewals of leases or sales of the Company's facilities, the Company's anticipated dividends, the potential redemption of the Psychiatric Group Depositary Shares, the Company's liquidity position, projected expenses associated with operating or maintaining individual properties, the Company's ability to realize the recorded amounts of its investments and the potential effect of new or existing regulations on the operations conducted at the Company's facilities, are forward-looking statements. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

         Certain factors that could cause actual results to differ materially from those expected include, among others: the financial success of the operations conducted at the Company's facilities and the financial strength of the operators and tenants of such facilities, the continuing ability of operators and tenants to meet their obligations to the Company under existing or restructured agreements, changes in operators or ownership of operators, the viability of alternative uses for the Company's properties when necessary, changes in government policy relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' and tenants' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third-party payors, the impact of managed care pricing pressures, the requirement to provide care on a fixed-price basis, lower occupancy levels at the

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Company's facilities, a downturn in market lease rates for medical office space, disruptions caused by the failure of the Company or its vendors, operators, lessees and borrowers to resolve any Year 2000 Issues affecting their respective operations, higher than expected costs associated with the maintenance and operation of the Company's medical office/clinic facilities, higher than expected turnover at the Company's medical office/clinic facilities, a reduction in demand for the services provided at the Company's facilities, the strength and financial resources of the Company's competitors, the availability and cost of capital, the Company's ability to make additional real estate investments at attractive yields, the adoption of new accounting standards and changes in tax laws and regulations affecting real estate investment trusts. For a further discussion of certain of these factors, see "-Future Operating Results" herein.

OPERATING RESULTS

Third Quarter and Year to Date 1998 Compared With 1997

         For the third quarter of 1998, the Company reported net income attributable to Core Group Common Stock and Psychiatric Group Depositary Shares of $11,488,000 compared with $12,268,000 for the third quarter of 1997. For the nine months ended September 30, 1998, the Company reported income before extraordinary item attributable to Core Group Common Stock and Psychiatric Group Depository Shares of $32,236,000, which included an impairment loss on psychiatric notes receivable of ($2,730,000), compared with $25,060,000 for the nine months ended September 30, 1997, which included an impairment loss on psychiatric real estate and notes receivable of ($11,000,000). For the nine months ended September 30, 1998, the Company reported net income attributable to Core Group Common Stock and Psychiatric Group Depositary Shares of $32,236,000 compared with $13,633,000 for the nine months ended September 30, 1997. An extraordinary loss on debt prepayment of ($11,427,000) was reported during the nine months ended September 30, 1997. See the Consolidated Condensed Statements of Operations for the comparative gross and per share amounts attributable to the Core Group Common Stock and the Psychiatric Group Depositary Shares.

         Rental income was $24,183,000 for the third quarter of 1998, an increase of $6,238,000 or 35% from $17,945,000 for the third quarter of 1997. Rental income was $68,025,000 for the nine months ended September 30, 1998 an increase of $14,453,000 or 27% from $53,572,000 for the nine months ended September 30, 1997. This increase was primarily attributable to rental income from new Core Group properties acquired subsequent to the first quarter of 1997. These property additions also resulted in an increase in depreciation and amortization of $1,715,000 or 44% to $5,625,000 for the third quarter of 1998 compared with $3,910,000 for the third quarter of 1997 and an increase in depreciation and amortization of $4,031,000 or 35% to $15,658,000 for the nine months ended September 30, 1998 compared with $11,627,000 for the nine months ended September 30, 1997.

         Mortgage interest income was $116,000 for the third quarter of 1998, a decrease of $1,497,000 or 93% from $1,613,000 in 1997. Mortgage interest income was $3,424,000 for the nine months ended September 30, 1998, a decrease of $1,237,000 or 27% from $4,661,000 for the nine months ended September 30, 1997. On July 1, 1998, the Company received $35 million as payment in full of its Psychiatric Group's two New York Four Winds mortgage loans resulting in a decrease in mortgage interest income in the third quarter and first nine months of 1998. The decrease is partially offset by interest income from a Core Group mortgage note receivable which was funded in the second quarter of 1997.

         Additional rental and interest income was $3,514,000 for the third quarter of 1998, an increase of $390,000 or 12% from $3,124,000 for the third quarter of 1997. Additional rental and interest income was $10,334,000 for the nine months ended September 30, 1998, an increase of $1,087,000 or 12% from $9,247,000 for the nine months ended September 30, 1997. The increase in additional rental and interest income for the third quarter of 1998 was attributable to increases in additional rent of $429,000 from acute care properties and $32,000

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



from long-term care properties, partially offset by a decrease of $48,000 in additional rent and interest from psychiatric properties and a $23,000 decrease in additional rent from rehabilitation properties. The increase in additional rental and interest income for the nine months ended September 30, 1998 was attributable to increases in additional rent of $903,000 from acute care properties, $84,000 from long-term care properties and an increase of $145,000 in additional rent and interest from psychiatric properties, partially offset by a $45,000 decrease in additional rent from rehabilitation properties.

         Other property income of $647,000 for the third quarter of 1998 and $1,366,000 for the nine months ended September 30, 1998, primarily represents`property operating expense reimbursements and parking revenue from medical office/clinic facility tenants.

         Other interest income increased $54,000 or 28% to $249,000 for the third quarter of 1998 from $195,000 for the third quarter of 1997. Other interest income decreased $757,000 or 52% to $710,000 for the nine months ended September 30, 1998 from $1,467,000 for the nine months ended September 30, 1997. The increase for the third quarter of 1998 was attributable to interest income from a subordinated note receivable due from the operator of an Alzheimer's care facility, which was funded during the second quarter of 1998, and interest income from the net proceeds of the Four Winds loans payoff during the month of July until such proceeds were used to execute the special dividend to holders of Psychiatric Group Depositary Shares on July 24, 1998. The increase was partially offset by a lower average balance of direct financing leases during the third quarter of 1998. The decrease in other interest income for the first nine months of 1998 resulted primarily from lower investable cash balances and a lower average balance of direct financing leases during the first nine months of 1998 compared to the same period in 1997. Investable cash balances were significantly higher during the first quarter of 1997 due to the temporary investment of a portion of the proceeds of a public debt offering in late January 1997 until used to prepay the Company's private placement debt in late February 1997 after the prepayment notice period had expired. The decrease was partially offset by interest income from the aforementioned subordinated note receivable due from the operator of an Alzheimer's care facility and the net proceeds of the Four Winds loans payoff.

         Property operating expense was $1,596,000 for the third quarter of 1998, an increase of $1,392,000 from $204,000 for the third quarter of 1997. Property operating expense was $4,163,000 for the nine months ended September 30, 1998, an increase of $3,871,000 from $292,000 for the nine months ended September 30, 1997. For the third quarter of 1998, the entire increase was attributable to operating expenses of Core Group medical office/clinic facilities acquired subsequent to the first quarter of 1997. Approximately $3,596,000 of the increase during the first nine months of 1998 was attributable to operating expenses of Core Group medical office/clinic facilities acquired subsequent to the first quarter of 1997 and $275,000 of the increase was attributable to costs related to the protection and maintenance of a closed psychiatric property in Florida.

         Interest expense was $5,653,000 for the third quarter of 1998, an increase of $1,120,000 or 25% from $4,533,000 for the third quarter of 1997. Interest expense was $15,903,000 for the nine months ended September 30, 1998, an increase of $785,000 or 5% from $15,118,000 for the nine months ended September 30, 1997. This increase was primarily attributable to a higher average balance of bank credit facility borrowings and the assumption of two mortgage loans in connection with the acquisition of medical office/clinic facilities. The increase was partially offset by a higher level of capitalized interest in 1998 compared to 1997 and a lower weighted average effective interest rate on debt during 1998.

         General and administrative expenses were $2,150,000 for the third quarter of 1998, an increase of $163,000 or 8% from $1,987,000 for the third quarter of 1997. General and administrative expenses were $6,578,000 for the nine months ended September 30, 1998, an increase of $763,000 or 13% from $5,815,000 for

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



the nine months ended September 30, 1997. This variation was primarily attributable to hiring of additional personnel, higher compensation and benefits expense and increases in travel, legal and consulting expenses.

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

         On July 1, 1998, the Company received $35 million as payment in full of its Psychiatric Group's two New York Four Winds mortgage loans resulting in the accrual of a $2.73 million impairment loss in the second quarter of 1998. On a consolidated basis, the Company used the proceeds from the mortgage loans payoff to pay down outstanding borrowings under its bank credit facility. On a Group basis, the proceeds from the payment of the Four Winds mortgage loans were first used by the Psychiatric Group to repay the entire $11.2 million outstanding balance of fixed and revolving inter-Group loans owed to the Company's Core Group by the Psychiatric Group and to maintain a cash reserve of approximately $2.3 million for the net current liabilities of the Psychiatric Group. Substantially all of the remaining proceeds were distributed to holders of Psychiatric Group Depositary Shares on July 24, 1998 as a special dividend paid in the form of 0.4 shares of Core Group Common Stock per Psychiatric Group Depositary Share. In order to effectuate the stock dividend, the Psychiatric Group purchased 833,067 shares of Core Group Common Stock from the Core Group at a price of $25.9407 per share, which represented the average trading price of the Core Group Common Stock for the last ten trading days prior to the July 17, 1998 record date for the special dividend, as provided in the certificate
of designation for the Psychiatric Group Stock.   NASDAQ set July 27, 1998 as
the ex-dividend date for the special stock dividend. Accordingly, the Psychiatric Group Depositary Shares traded through the close of the market on the payable date of July 24, 1998 with a due bill entitling each Psychiatric Group Depositary Share to the 0.4 share special dividend of Core Group Common Stock. The Four Winds loans represented the largest income-producing portion of the Company's portfolio. As a result of the payoff of these loans, the Company's Psychiatric Group financial results are solely dependent on the remaining three assets in the portfolio.

         The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant impairment losses on psychiatric investments and the periodic restructuring of psychiatric operator payment obligations in previous years. The Company recorded an $11 million charge in the first quarter of 1997 for impairment of the carrying value of its two psychiatric investments in Florida. In light of the volatile circumstances at each of the Company's psychiatric properties, the Company cannot be assured that further impairment losses on these investments will not be required.

         The Northpointe property, at which the operator ceased paying its obligations to the Company in February 1997 and ceased hospital operations in the second quarter of 1997, continues to remain idle. The Company incurred

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



costs of approximately $75,000 during the third quarter of 1998 ($.04 per Psychiatric Group Depositary Share on a diluted basis) and $375,000 for the first nine months of 1998 ($.18 per Psychiatric Group Depositary Share on a diluted basis) to protect and maintain this property. Although the Company expects to incur costs of approximately $75,000 per quarter to protect and maintain this property while various alternatives for the property are evaluated and pursued, in the past, the Company has been required to incur substantial additional costs to maintain this property and the Company cannot be assured that other unexpected costs will not be incurred. The Company continues to pursue discussions with health care operators and others regarding a potential sale or lease of the Northpointe property. However, no agreement for sale or lease of the Northpointe property has been reached. If efforts to identify a health care operator for this property prove unsuccessful, the property will most likely have to be sold for its real estate value. However, the Company cannot be assured that any sale price would equal or exceed the current carrying value of the Northpointe property.

         In September 1998, the operations at Sunrise Regional Medical Center (formerly The Retreat) were transitioned to a new operator. As a result of this change, the new operator assumed all operational responsibility for the hospital and entered into a new lease with the Company. The new lease calls for an effective monthly rent of $60,000 ($.028 per Psychiatric Group Depositary Share on a diluted basis) over the five-year lease term. This lease rate compares with the preceding operator's lease obligation of $35,000 per month ($.016 per Psychiatric Group Depositary Share on a diluted basis). The first full quarter of financial impact for the Company from this new lease will be in the fourth quarter of 1998. In connection with the transition, the Company received a one-time payment of $347,000 ($.16 per Psychiatric Group Depositary Share on a diluted basis) in the third quarter from the previous operator of The Retreat to settle certain of the obligations it owes to the Company. The Company recognized this one-time payment as income in the third quarter of 1998 and considered it in the determination of the Company's Psychiatric Group third quarter dividend. The Company cannot be assured that the new operator will be able to successfully operate the facility or meet its lease obligations.

         The maturity date of the $2.5 million balance outstanding under the Rock Creek Center (RCC) revolving credit agreement and the initial term of the RCC lease have been extended to March 31, 1999. Under the extended agreement, the operator will continue to pay interest on all outstanding obligations and will pay $5,000 per month against the principal balance of the revolving credit agreement. RCC has met its rent and interest obligations to the Company through November 1998, however, RCC made its November payments late due to cash flow problems. The Company cannot be assured that RCC will not continue to experience operational and cash flow difficulties as it has in the past and, therefore, cannot be assured that RCC will fulfill its obligations to the Company. At the end of June 1998, the operator of the RCC facility informed the Company that it had incurred a material, unanticipated liability to Medicare, which imperils the continuing operation of the facility. In response, the operator has substantially completed a significant revision and downsizing of its operations to focus on geriatric psychiatric care. The facility is currently operating under its new business model with a reduced staff. Under the lease extension, the Company has the right to negotiate with other potential health care operators regarding operating the facility and the Company has commenced marketing the property to potential new operators. Discussions with the current operator have not been successful in reaching a mutually acceptable long-term lease or sale agreement. Few local or national operators have continued interest in the facility; and, the Company cannot be assured that either a new long-term lease or sale will be accomplished, or if accomplished, that the terms of such lease or sale will enable the Company to realize the current carrying value of the RCC facility. If the current operator is unsuccessful in formulating a program which permits it to pay its Medicare liability and to make suitable payments to the Company, and a facility lease with a new operator is not accomplished, a significant negative impact to the Company's Psychiatric Group will likely result. Furthermore, if a new operator assumes operation of the RCC facility, the Company cannot be assured that the current operator will be able to pay the balance owed under the revolving credit agreement or that a new operator will be successful in obtaining the necessary licenses to operate the facility and that it will be able to operate the facility successfully.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Although management currently believes that the recorded amounts of its psychiatric investments are realizable, if the psychiatric operators are unable to adapt to the fundamental ongoing changes in the psychiatric industry successfully and consistently mitigate the negative impact of the ongoing changes on their financial performance, the Company may be required to restructure payment obligations further, identify alternative operators, pursue alternative uses for or dispositions of the properties and/or recognize additional impairment losses on its psychiatric investments. If the Company is required to take any of these actions, various costs are likely to be incurred by the Company in an effort to protect, maintain and pursue alternatives for its investments. The Company does not currently intend to make new investments in the psychiatric sector, and is seeking to sell or reduce its investments in the psychiatric sector. In addition, the Company is in discussions with each of the psychiatric operators regarding financing alternatives designed to enable them to acquire the properties and/or repay their borrowings from the Company, as the case may be. Subject to the rights of the holders of the Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, and any other preferred stock of the Company then outstanding, the Company expects to use the net proceeds of any future psychiatric property sales and/or psychiatric operator borrowing repayments to first repay then outstanding inter-Group loans and/or other liabilities owed by the Psychiatric Group and to distribute substantially all of the remaining net proceeds, if any, in cash or Core Group Common Stock to holders of Psychiatric Group Depositary Shares. The Company cannot be assured that the efforts of psychiatric operators to obtain alternative financing will be successful or, if successful, that the amounts of such financing would be sufficient to enable the Company to realize the carrying amounts of its psychiatric investments.

         The Company will continue to review quarterly the performance of each of the three remaining assets of the Psychiatric Group. Under the terms of the Certificate of Designations for the Psychiatric Group Preferred Stock and the Deposit Agreement providing for issuance of Depositary Receipts (Psychiatric Group Depositary Shares) each representing one-tenth of one share of the Psychiatric Group Preferred Stock, the Company has the right to redeem all outstanding Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, for cash (or in exchange for newly issued shares of Core Group Common Stock) at a premium generally ranging from 5% to 15% over the value of the Psychiatric Group Depositary Shares. Should the Board of Directors of the Company decide that the remaining Psychiatric Group portfolio and operations are not consistent with a separate public security, the Board may elect to redeem the outstanding Psychiatric Group Depositary Shares in cash or in exchange for shares of Core Group Common Stock. Since an exchange or redemption of the Psychiatric Group Depositary Shares may be at a premium to the then current market price of the Psychiatric Group Depositary Shares, and since the Board could determine to effect such an exchange or redemption at a time when either or both the Core Group Common Stock and the Psychiatric Group Depositary Shares may be considered to be overvalued or undervalued, the exchange or redemption could be disadvantageous to the holders of the Core Group Common Stock or the Psychiatric Group Depositary Shares. For detailed information regarding the Company's right to redeem the Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, and the way in which any redemption price or exchange rate may be set, interested persons are encouraged to review the Certificate of Designations for the Psychiatric Group Preferred Stock attached as Exhibit 4.1 to the Company's form 8-K filed with the Securities and Exchange Commission on August 14, 1995, the information set forth in the Company's Amendment No. 1 to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 29, 1995 and the Deposit Agreement filed as Exhibit 4.2 to that Amendment No.1 to Registration Statement.

         The dividend on the Company's Psychiatric Group Depositary Shares is determined each quarter based upon the operating results of the Company's Psychiatric Group. Historically, the level of dividends of the Psychiatric Group have varied quarter-to-quarter. Any advance of additional funds to psychiatric hospital operators, modification of terms covering the rental or interest obligations of its psychiatric properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Company's Psychiatric Group results of operations and cash flows, as well as on the quarterly dividend payment

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



on Psychiatric Group Depositary Shares. In addition to the foregoing, future operating results, cash flows and dividends of the Company's Psychiatric Group will be affected by changes in the level of additional rent, the amount of additional financial advisory fees and, to the extent necessary, various costs which might be incurred in an effort to protect, maintain and pursue alternatives for its psychiatric investments. With the repayment of the Four Winds loans, third quarter operating results, cash flows and dividends decreased from previous quarters. In addition to the $347,000 ($.16 per Psychiatric Group Depositary Share on a diluted basis) one-time payment received from The Retreat mentioned above, the Company also received a final payment of contingent interest on the Four Winds mortgage loans of $89,000 ($.04 per Psychiatric Group Depositary Share on a diluted basis) in the third quarter which will not recur in future quarters. The Company earned approximately $83,000 ($.04 per Psychiatric Group Depositary Share on a diluted basis) of nonrecurring interest income in the third quarter on the net proceeds of the Four Winds loans payoff during the month of July until such proceeds were used to execute the special dividend on July 24, 1998. As a result of these nonrecurring items, the Psychiatric Group's future quarterly operating results, cash flows and dividends are expected to decrease further compared with the third quarter. Furthermore, due to the substantial decrease in the Psychiatric Group's asset base and earnings capacity, small events with respect to the Psychiatric Group's three remaining facilities will likely have a more significant effect on the Psychiatric Group's operating results, cash flows and dividends in the future, and therefore the price of the Psychiatric Group Depositary Shares. The liquidity of the Psychiatric Group Depositary Shares will also likely be adversely affected.

     Many existing information systems currently record years in a two-digit format and will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions (the Year 2000 Issue). The Company has initiated a four-phase program in order to assess the impact upon the Company of the Year 2000 Issue and to remediate those Year 2000 Issues that may be discovered. The Company will monitor its progress in achieving the target completion dates established for each phase of the program. The first phase, a comprehensive inventory of the Company's internal information systems, office equipment and the embedded building control systems in the Company's multi-tenant properties, has been completed. The second phase, assessing the impact of the Year 2000 Issue with respect to the Company's internal information systems, office equipment and the embedded building control systems in the Company's multi-tenant properties, is currently in progress and is expected to be completed by the end of 1998. The third phase, preparation and execution of a plan to remediate Year 2000 Issues identified in phases one and two, is expected to be completed in mid 1999. The fourth and final phase includes the development of contingency plans to address Year 2000 Issues that cannot be remediated. The timing for the fourth phase will depend upon the results of the second and third phases and, therefore, no schedule for the fourth phase can be set at this time. Since the Company is in the initial phases of its Year 2000 program, it is likewise currently unable to estimate the costs to remediate its Year 2000 Issues. The costs incurred to date have not been material and the Company does not expect the Year 2000 Issue to have a material impact on the Company's future operations or financial results.

     Vendors that provide payroll, banking, communications and property management services to the Company and the Company's operators, lessees and borrowers will also likely be affected by the Year 2000 Issue. The future operations of the Company could be disrupted and/or its financial results could be negatively impacted by the Year 2000 Issue if the Company's vendors or its operators, lessees or borrowers do not adequately address their Year 2000 Issues. As health care providers, the Company's operators, lessees and borrowers generally rely extensively on information systems, including systems for capturing patient and cost information and for billing and collecting reimbursement for health care services provided. Furthermore, the Company's operators, lessees and borrowers likewise are dependent on a variety of third parties, including but not limited to, insurance companies, HMO's and other private payors, governmental agencies, fiscal intermediaries that process claims and make payments for the Medicare and Medicaid programs, utilities that provide electricity, water, natural gas and communications services and vendors of medical supplies and pharmaceuticals used in patient care, all of whom must also adequately address the Year 2000 Issue. The Company is reviewing publicly filed information of, sending questionnaires to and/or contacting its vendors, operators, lessees and borrowers regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. However, it is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such vendors, operators, lessees and borrowers. Furthermore, it is not possible for the Company to determine or be assured that third parties upon which the Company's vendors, operators, lessees and borrowers are dependent will accomplish adequate remediation of their Year 2000 Issues.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Although the Company believes that the impact of the Year 2000 Issue, as it relates to its internal information systems, office equipment and the embedded building control systems in its multi-tenant properties, will not be material, the Company cannot be assured that the Year 2000 Issues of its vendors or its operators, lessees and borrowers and the third parties upon which they are dependent will not have a material impact on the future operations and/or financial results of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 6, 1998, the Company had a remaining commitment of approximately $5.5 million to fund the development of one skilled nursing facility. In addition, the Company had a $35 million forward funding commitment to develop up to five assisted living facilities to be managed by an experienced operator of assisted living facilities. As of November 6, 1998, $7.7 million has been funded under this commitment for the development of three facilities having total development costs of approximately $18.6 million. The Company has a similar commitment of $22.5 million to develop up to nine Alzheimer's care facilities to be managed by the same operator that currently manages two existing Alzheimer's care facilities owned by the Company. In November 1998, approximately $600,000 was funded under this commitment to acquire land and commence development of one facility having a total development cost of approximately $2.8 million.

         The Company has continued to increase its liquidity and enhance its financial flexibility. In October 1997, the Company completed a $100 million preferred equity offering and used the net proceeds to pay off all outstanding borrowings under its bank credit facility at the time and used the remaining proceeds to fund Core Group investments. In December 1997, the Company closed on a new $250 million unsecured revolving bank credit facility which matures on December 31, 2000. In February 1998, the Company completed an offering of 353,201 additional shares of Core Group Common Stock resulting in net proceeds of approximately $9.5 million. In May 1998, the Company issued 62,160 additional shares of Core Group Common Stock in connection with the acquisition of a medical office/clinic facility, representing additional equity of approximately $1.7 million. In addition, options to purchase 172,326 shares of Core Group Common Stock were exercised during the first nine months of 1998, resulting in additional equity of $3.6 million. In July 1998, the Company received $35 million as payment in full of its Psychiatric Group's two New York Four Winds mortgage loans and used the proceeds to pay down outstanding borrowings under its bank credit facility.

         As of November 6, 1998, the Company had $51.0 million of outstanding borrowings under its $250 million bank credit facility and had $1.1 million in cash and short-term investments. The Company's total indebtedness as of November 6, 1998 was $298.0 million. The Company expects to utilize its bank credit facility to fund its future Core Group acquisitions and its other commitments. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.

                  CORE GROUP COMBINED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                  September 30,         December 31,
                                                                      1998                  1997
                                                               ----------------    -----------------
ASSETS                                                              (Unaudited)
Real estate investments
    Real property and mortgage notes                           $        828,138    $         696,154
    Construction in progress                                             16,324                4,729
    Accumulated depreciation                                           (115,493)            (100,493)
                                                               ----------------    -----------------
                                                                        728,969              600,390
Other notes receivable and direct financing leases                        3,612                3,053
Revolving loan to Psychiatric Group                                           -                3,379
Fixed rate loan to Psychiatric Group                                          -                9,175
Other assets                                                             12,198               13,082
Cash and short-term investments                                           1,416               23,053
                                                               ----------------    -----------------

                                                               $        746,195    $         652,132
                                                               ================    =================


ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Bank loans payable                                             $         63,000    $               -
Mortgage notes payable                                                   20,921               17,922
Notes and bonds payable                                                 226,137              225,891
Revolving loan from Psychiatric Group                                       953                    -
Accounts payable and accrued liabilities                                  9,951               12,760
Dividends payable                                                        14,334               13,555
Deferred income                                                           3,743                3,736
                                                               ----------------    -----------------
                                                                        339,039              273,864
                                                               ----------------    -----------------

Commitments and contingencies

Total Attributed Core Group Equity                                      407,156              378,268
                                                               ----------------    -----------------

                                                               $        746,195    $         652,132
                                                               ================    =================


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

             CORE GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                         Three Months Ended                       Nine Months Ended
                                                            September 30,                           September 30,
                                                ------------------------------------    ------------------------------------
                                                            1998                1997                1998                1997
                                                ----------------    ----------------    ----------------    ----------------
REVENUES
Rental income                                   $         23,468    $         17,590    $         66,600    $         52,294
Mortgage interest income                                     116                  97                 346                 112
Additional rental income                                   3,377               2,939               9,633               8,691
Other property income                                        647                  73               1,366                 107
Other interest income                                        145                 113                 447               1,201
Interest income on loans to Psychiatric Group                  -                 392                 712               1,176
                                                ----------------    ----------------    ----------------    ----------------
                                                          27,753              21,204              79,104              63,581
                                                ----------------    ----------------    ----------------    ----------------
EXPENSES
Depreciation and amortization                              5,436               3,722              15,093              11,065
Property operating                                         1,521                 129               3,788                 192
Interest expense                                           5,653               4,533              15,903              15,118
Interest on loan from Psychiatric Group                       96                   -                  96                   -
General and administrative                                 1,991               1,685               5,781               4,918
                                                ----------------    ----------------    ----------------    ----------------
                                                          14,697              10,069              40,661              31,293
                                                ----------------    ----------------    ----------------    ----------------

Minority interest                                             47                  48                 141                 142
                                                ----------------    ----------------    ----------------    ----------------
INCOME BEFORE EXTRAORDINARY ITEM                          13,009              11,087              38,302              32,146
EXTRAORDINARY LOSS ON DEBT PREPAYMENT                          -                   -                   -             (11,427)
                                                ----------------    ----------------    ----------------    ----------------

NET INCOME                                      $         13,009    $         11,087    $         38,302    $         20,719
                                                ================    ================    ================    ================

SERIES B PREFERRED DIVIDEND REQUIREMENT         $         (2,150)   $              -    $         (6,450)   $              -
                                                ================    ================    ================    ================

ATTRIBUTABLE TO CORE GROUP COMMON STOCK -
  INCOME BEFORE EXTRAORDINARY ITEM              $         10,859    $         11,087    $         31,852    $         32,146
                                                ================    ================    ================    ================
  NET INCOME                                    $         10,859    $         11,087    $         31,852    $         20,719
                                                ================    ================    ================    ================

  Basic per share amounts -
     Income before extraordinary item           $           0.44    $           0.47    $           1.32    $           1.37
     Extraordinary loss on debt prepayment      $           -       $           -       $           -       $          (0.49)
     Net income                                 $           0.44    $           0.47    $           1.32    $           0.88

     Weighted average common shares                       24,738              23,540              24,174              23,486

  Diluted per share amounts -
     Income before extraordinary item           $           0.44    $           0.47    $           1.30    $           1.36
     Extraordinary loss on debt prepayment      $           -       $           -       $           -       $          (0.48)
     Net income                                 $           0.44    $           0.47    $           1.30    $           0.88

     Weighted average common shares and
       dilutive potential common shares                   24,930              23,738              24,416              23,677

  Dividends declared per common share           $         0.5450    $         0.5250    $         1.6350    $         1.5750


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

             CORE GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                              Nine Months Ended September 30,
                                                              -------------------------------

                                                                  1998              1997
                                                                ---------         ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                     $  38,302         $  20,719
 Extraordinary loss on debt prepayment                                 --            11,427
 Depreciation, amortization and other non-cash items               16,973            12,937
 Deferred income                                                      335              (152)
 Change in other assets                                               310            (2,307)
 Change in accounts payable and accrued liabilities                (3,135)             (848)
                                                                ---------         ---------
                                                                   52,785            41,776
                                                                ---------         ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition and construction of real estate properties          (138,334)          (17,919)
 Mortgage note receivable fundings                                   (179)           (3,683)
 Other notes receivable                                            (1,357)               --
 Direct financing leases                                              798               389
 Paydowns on revolving loan to Psychiatric Group                    3,379               496
 Paydowns on fixed rate loan to Psychiatric Group                   9,175                --
 Administrative capital expenditures                                 (111)              (18)
                                                                ---------         ---------
                                                                 (126,629)          (20,735)
                                                                ---------         ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings (payments) on bank loans payable                       63,000           (40,000)
 Principal payments on mortgage notes payable                        (376)               --
 Proceeds from notes payable issuance                                  --           218,965
 Prepayment of notes payable                                           --          (163,176)
 Financing costs paid                                                 (37)           (2,152)
 Borrowings on revolving loan from Psychiatric Group                  953                --
 Proceeds from sale of common stock                                 9,475                --
 Proceeds from sale of common stock to Psychiatric Group           21,610                --
 Proceeds from exercise of stock options                            3,602             2,176
 Dividends paid                                                   (46,020)          (36,982)
                                                                ---------         ---------
                                                                   52,207           (21,169)
                                                                ---------         ---------
 INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS           (21,637)             (128)
 CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD              23,053             1,480
                                                                ---------         ---------
 CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                 $   1,416         $   1,352
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

         On May 21, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods". EITF Issue No. 98-9 requires lessors to defer recognition of contingent rental income in interim periods until the specific

                        AMERICAN HEALTH PROPERTIES, INC.

          NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



target that triggers the contingent rental income is achieved. The Company's prospective adoption of EITF Issue No. 98-9, effective May 22, 1998, did not have a material impact on the Core Group's financial statements for the three and nine months ended September 30, 1998. Although EITF Issue No. 98-9 is not expected to have a material impact on the Core Group's annual financial results in the future, the Company does expect EITF Issue No. 98-9 to have a material impact on the timing of the recognition of contingent rental income in the Core Group's quarterly financial results in the future. In general, it is probable that few, if any, of the Core Group's operators will achieve the target revenues specified in their leases in the first quarter which will result in the deferral of a significant amount of contingent rental income that will not be recognized until subsequent quarters within the year when the specified target revenues are achieved.

          Interest Paid Interest paid by the Core Group, net of interest capitalized, was $18,910,000 and $14,306,000 for the nine months ended September 30, 1998 and 1997, respectively. The Core Group had $563,000 and $344,000 of capitalized interest for the nine months ended September 30, 1998 and 1997, respectively.

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

         Sale of Stock to Psychiatric Group On July 24, 1998, the Core Group sold 833,067 new shares of Core Group Common Stock to the Company's Psychiatric Group at a price of $25.9407 per share, which the Psychiatric Group concurrently distributed to holders of Psychiatric Group Depositary Shares as a special stock dividend. The proceeds of approximately $21.6 million were used by the Core Group to pay down outstanding borrowings under the Company's bank credit facility.

         Stock Incentive Plans During the nine months ended September 30, 1998, options to purchase 160,424 shares of Core Group Common Stock at a weighted average exercise price of $28.00 per share were issued pursuant to the Company's stock incentive plans. During the nine months ended September 30, 1998, options to purchase 172,326 shares of Core Group Common Stock were exercised at a weighted average exercise price of $20.90 per share resulting in additional equity of $3,602,000. Options to purchase 47,728 shares of Core Group Common Stock at a weighted average exercise price of $28.72 per share expired during the nine months ended September 30, 1998.

                        AMERICAN HEALTH PROPERTIES, INC.

          NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)





3.   EARNINGS PER SHARE

         The following is a reconciliation of the income and share amounts used in the basic and diluted per share computations of income before extraordinary item attributable to Core Group Common Stock:

                                         Three Months Ended September 30,             Nine Months Ended September 30,
                                   ------------------------------------------   ------------------------------------------
                                           1998                   1997                 1998                    1997
                                   --------------------   -------------------   --------------------   -------------------
(In thousands)                      Income      Shares     Income     Shares     Income      Shares     Income     Shares
                                   --------    --------   --------   --------   --------    --------   --------   --------
Income before extraordinary item   $ 13,009          --   $ 11,087         --   $ 38,302          --   $ 32,146         --
Less Series B preferred
  dividend requirement               (2,150)         --         --         --     (6,450)         --         --         --
Outstanding common shares                --      24,736         --     23,539         --      24,173         --     23,484
Deferred common shares                   --           2         --          1         --           1         --          2
                                   --------    --------   --------   --------   --------    --------   --------   --------
Basic EPS components                 10,859      24,738     11,087     23,540     31,852      24,174     32,146     23,486

Effect of dilutive potential
  common shares -
    Stock options                        --          45         --         89         --         102         --         92
    DER's                                --         147         --        109         --         140         --         99
    Subordinated convertible
      bonds payable                      --          --         --         --         --          --         --         --
                                   --------    --------   --------   --------   --------    --------   --------   --------
Diluted EPS components             $ 10,859      24,930   $ 11,087     23,738   $ 31,852      24,416   $ 32,146     23,677
                                   ========    ========   ========   ========   ========    ========   ========   ========





4.   COMMITMENTS

         Inter-Group Loans   In July 1998, the Core Group received $11.2
million from the Psychiatric Group for the payoff of the entire outstanding balance of fixed and revolving inter-Group loans owed to the Core Group by the Psychiatric Group. The Company's Board has established certain management policies relating to the Core Group's commitment to provide inter-Group loans to the Psychiatric Group. Under the policies currently in effect, which may be modified or rescinded at any time in the sole discretion of the Company's Board, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group are limited to a maximum of $7,865,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar by any permanent repayment in the future of borrowings under a revolving credit agreement provided to a Psychiatric Group hospital operator; provided that the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000. Except for such revolving inter-Group loans, no other inter-Group loans will be advanced by the Core Group to the Psychiatric Group.

         Real Estate Properties As of September 30, 1998, the Core Group had funded $9.7 million of a $17 million commitment to develop two skilled nursing facilities in Las Vegas, Nevada to be operated by an experienced operator of skilled nursing facilities. The lease commenced on one of these facilities in October 1998 after its construction was completed at a total cost of $7.4 million. The Core Group has a $35 million forward funding commitment to develop up to five assisted living facilities to be managed by an experienced operator of assisted living facilities. As of September 30, 1998, the Core Group had funded $6.6 million under this commitment for the development of three facilities having total development costs of approximately $18.6 million. The Core Group has a similar commitment of $22.5 million to develop up to nine Alzheimer's care facilities to be managed by the same operator that currently manages two existing Alzheimer's care facilities owned by the Core Group. In November 1998, approximately $600,000 was funded under this commitment to acquire land and commence development of one facility having a total development cost of approximately $2.8 million.

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

         Factors Regarding Future Results and Forward-Looking Statements This report includes and incorporates by reference statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this report, including without limitation statements regarding rent or interest to be received from the Company's operators and tenants, plans with respect to individual facilities, expectations with respect to the specific terms and renewals of leases or sales of the Company's facilities, the Company's anticipated dividends, the Company's liquidity position, projected expenses associated with operating or maintaining individual properties, the Company's ability to realize the recorded amounts of its investments and the potential effect of new or existing regulations on the operations conducted at the Company's facilities, are forward-looking statements. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

         Certain factors that could cause actual results to differ materially from those expected include, among others: the financial success of the operations conducted at the Company's facilities and the financial strength of the operators and tenants of such facilities, the continuing ability of operators and tenants to meet their obligations to the Company under existing or restructured agreements, changes in operators or ownership of operators, the viability of alternative uses for the Company's properties when necessary, changes in government policy relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' and tenants' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third-party payors, the impact of managed care pricing pressures, the requirement to provide care on a fixed-price basis, lower occupancy levels at the Company's facilities, a downturn in market lease rates for medical office space, disruptions caused by the failure of the Company or its vendors, operators, lessees and borrowers to resolve any Year 2000 Issues affecting their respective operations, higher than expected costs associated with the maintenance and operation of the Company's medical office/clinic facilities, higher than expected turnover at the Company's medical office/clinic facilities, a reduction in demand for the services provided at the Company's facilities, the strength and financial resources of the Company's competitors, the availability and cost of capital, the Company's ability to make additional real estate investments at attractive yields, the adoption of new accounting standards and changes in tax laws and regulations affecting real estate investment trusts. For a further discussion of certain of these factors, see "-Future Operating Results" herein.

OPERATING RESULTS

Third Quarter and Year to Date 1998 Compared With 1997

         For the third quarter of 1998, the Core Group reported net income attributable to Core Group Common Stock of $10,859,000, or $.44 per share on a diluted basis, compared with $11,087,000, or $.47 per share on a

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



diluted basis, for the third quarter of 1997. For the nine months ended September 30, 1998, the Core Group reported income before extraordinary item attributable to Core Group Common Stock of $31,852,000, or $1.30 per share on a diluted basis, compared with $32,146,000 or $1.36 per share on a diluted basis, for the nine months ended September 30, 1997. For the nine months ended September 30, 1998, the Core Group reported net income attributable to Core Group Common Stock of $31,852,000, or $1.30 per share on a diluted basis, compared with $20,719,000, or $.88 per share on a diluted basis, for the nine months ended September 30, 1997, which included an extraordinary loss on debt prepayment of ($11,427,000), or ($.48) per share on a diluted basis.

         Rental income was $23,468,000 for the third quarter of 1998, an increase of $5,878,000 or 33% from $17,590,000 for the third quarter of 1997. Rental income was $66,600,000 for the nine months ended September 30, 1998, an increase of $14,306,000 or 27% for 1998 compared with $52,294,000 for the nine months ended September 30, 1997. This increase was primarily attributable to rental income from new properties acquired subsequent to the first quarter of 1997. These property additions also resulted in an increase in depreciation and amortization of $1,714,000 or 46% to $5,436,000 for the third quarter of 1998 compared with $3,722,000 for the third quarter of 1997 and an increase in depreciation and amortization of $4,028,000 or 36% to $15,093,000 for the nine months ended September 30, 1998 compared with $11,065,000 for the nine months ended September 30, 1997.

         Mortgage interest income of $116,000 for the third quarter of 1998 and $346,000 for the nine months ended September 30, 1998 was attributable to the funding of a mortgage note receivable in the second quarter of 1997.

         Additional rental and interest income was $3,377,000 for the third quarter of 1998, an increase of $438,000 or 15% from $2,939,000 for the third quarter of 1997. Additional rental and interest income was $9,633,000 for the nine months ended September 30, 1998, an increase of $942,000 or 11% from $8,691,000 for the nine months ended September 30, 1997. The increase in additional rental and interest income for the third quarter of 1998 was attributable to increases in additional rent of $429,000 from acute care properties and $32,000 from long-term care properties, partially offset by a $23,000 decrease in additional rent from rehabilitation properties. The increase in additional rental and interest income for the nine months ended September 30, 1998 was attributable to increases in additional rent of $903,000 from acute care properties and $84,000 from long-term care properties, partially offset by a $45,000 decrease in additional rent from rehabilitation properties.

         Other property income of $647,000 for the third quarter of 1998 and $1,366,000 for the nine months ended September 30, 1998, primarily represents property operating expense reimbursements and parking revenue from medical office/clinic facility tenants.

         Other interest income increased $32,000 or 28% to $145,000 for the third quarter of 1998 from $113,000 for the third quarter of 1997. Other interest income decreased $754,000 or 63% to $447,000 for the nine months ended September 30, 1998 from $1,201,000 for the nine months ended September 30, 1997. The increase for the third quarter was attributable to interest income from a subordinated note receivable due from the operator of an Alzheimer's care facility, which was funded during the second quarter of 1998. The decrease for the first nine months of 1998 resulted primarily from lower investable cash balances and a lower average balance of direct financing leases during the first nine months of 1998 compared to the same period in 1997. Investable cash balances were significantly higher during the first quarter of 1997 due to the temporary investment of a portion of the proceeds of a public debt offering in late January 1997 until used to prepay the Company's private placement debt in late February 1997 after the prepayment notice period had expired. The decrease was partially offset by interest income from the aforementioned subordinated note receivable due from the operator of an Alzheimer's care facility.

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS




         Interest income on inter-Group loans to the Psychiatric Group was $0 for the third quarter of 1998 and $392,000 for the third quarter of 1997. Interest income on inter-Group loans to the Psychiatric Group was $712,000 for the nine months ended September 30, 1998, a decrease of $464,000 or 39% from $1,176,000 for the nine months ended September 30, 1997. This decrease is primarily attributable to the July 1, 1998 payoff of the entire $11.2 million outstanding balance of fixed and revolving inter-Group loans owed to the Core Group by the Psychiatric Group.

         Property operating expense was $1,521,000 for the third quarter of 1998, an increase of $1,392,000 from $129,000 for the third quarter of 1997. Property operating expense was $3,788,000 for the nine months ended September 30, 1998, an increase of $3,596,000 from $192,000 for the nine months ended September 30, 1997. This increase was attributable to operating expenses associated with medical office/clinic facilities acquired subsequent to the first quarter 1997.

         Interest expense was $5,653,000 for the third quarter of 1998, an increase of $1,120,000 or 25% from $4,533,000 for the third quarter of 1997. Interest expense was $15,903,000 for the nine months ended September 30, 1998, an increase of $785,000 or 5% from $15,118,000 for the nine months ended September 30, 1997. This increase was primarily attributable to a higher average balance of bank credit facility borrowings and the assumption of two mortgage loans in connection with the acquisition of medical office/clinic facilities. This increase was partially offset by a higher level of capitalized interest in 1998 compared to 1997 and a lower weighted average effective interest rate on debt during 1998.

         Interest expense on inter-Group loans from the Psychiatric Group was $96,000 for the third quarter and nine months ended September 30, 1998 as a result of revolving inter-Group loans made by the Psychiatric Group commencing July 1, 1998 with its available undistributed cash.

         General and administrative expenses were $1,991,000 for the third quarter of 1998, an increase of $306,000 or 18% from $1,685,000 for the third quarter of 1997. General and administrative expenses were $5,781,000 for the nine months ended September 30, 1998, an increase of $863,000 or 18% from $4,918,000 for the nine months ended September 30, 1997. This variation was attributable to an increase in the Company's consolidated general and administrative expenses which are allocated between the Core Group and Psychiatric Group primarily based on revenues, and an increase in Core Group revenues relative to the Company's consolidated revenues. The increase in the Company's consolidated general and administrative expenses affecting the Core Group was primarily attributable to hiring of additional personnel, higher compensation and benefits expense and increases in travel, legal and consulting expenses.


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

     Many existing information systems currently record years in a two-digit format and will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions (the Year 2000 Issue). The Company has initiated a four-phase program in order to assess the impact upon the Company of the Year 2000 Issue and to remediate those Year 2000 Issues that may be discovered. The Company will monitor its progress in achieving the target completion dates established for each phase of the program. The first phase, a comprehensive inventory of the Company's internal information systems, office equipment and the embedded building control systems in the Company's multi-tenant properties, has been completed. The second phase, assessing the impact of the Year 2000 Issue with respect to the Company's internal information systems, office equipment and the embedded building control systems in the Company's multi-tenant properties, is currently in progress and is expected to be completed by the end of 1998. The third phase, preparation and execution of a plan to remediate Year 2000 Issues identified in phases one and two, is expected to be completed in mid 1999. The fourth and final phase includes the development of contingency plans to address Year 2000 Issues that cannot be remediated. The timing for the fourth phase will depend upon the results of the second and third phases and, therefore, no schedule for the fourth phase can be set at this time. Since the Company is in the initial phases of its Year 2000 program, it is likewise currently unable to estimate the costs to remediate its Year 2000 Issues. The costs incurred to date have not been material and the Company does not expect the Year 2000 Issue to have a material impact on the Company's future operations or financial results.

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Vendors that provide payroll, banking, communications and property management services to the Company and the Company's operators, lessees and borrowers will also likely be affected by the Year 2000 Issue. The future operations of the Company could be disrupted and/or its financial results could be negatively impacted by the Year 2000 Issue if the Company's vendors or its operators, lessees or borrowers do not adequately address their Year 2000 Issues. As health care providers, the Company's operators, lessees and borrowers generally rely extensively on information systems, including systems for capturing patient and cost information and for billing and collecting reimbursement for health care services provided. Furthermore, the Company's operators, lessees and borrowers likewise are dependent on a variety of third parties, including but not limited to, insurance companies, HMO's and other private payors, governmental agencies, fiscal intermediaries that process claims and make payments for the Medicare and Medicaid programs, utilities that provide electricity, water, natural gas and communications services and vendors of medical supplies and pharmaceuticals used in patient care, all of whom must also adequately address the Year 2000 Issue. The Company is reviewing publicly filed information of, sending questionnaires to and/or contacting its vendors, operators, lessees and borrowers regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. However, it is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such vendors, operators, lessees and borrowers. Furthermore, it is not possible for the Company to determine or be assured that third parties upon which the Company's vendors, operators, lessees and borrowers are dependent will accomplish adequate remediation of their Year 2000 Issues.

     Although the Company believes that the impact of the Year 2000 Issue, as it relates to its internal information systems, office equipment and the embedded building control systems in its multi-tenant properties, will not be material, the Company cannot be assured that the Year 2000 Issues of its vendors or its operators, lessees and borrowers and the third parties upon which they are dependent will not have a material impact on the future operations and/or financial results of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 6, 1998 the Core Group had $2.4 million of inter-Group loans outstanding owed to the Psychiatric Group. As of November 6, 1998, the Core Group had a remaining commitment of approximately $5.5 million to fund the development of one skilled nursing facility. In addition, the Company had a $35 million forward funding commitment to develop up to five assisted living facilities to be managed by an experienced operator of assisted living facilities. As of November 6, 1998, $7.7 million has been funded under this commitment for the development of three facilities having total development costs of approximately $18.6 million. The Core Group has a similar commitment of $22.5 million to develop up to nine Alzheimer's care facilities to be managed by the same operator that currently manages two existing Alzheimer's care facilities owned by the Core Group. In November 1998, approximately $600,000 was funded under this commitment to acquire land and commence development of one facility having a total development cost of approximately $2.8 million.

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

         Thus far in 1998, the Company's Core Group has raised additional equity of approximately $36.4 million. In February 1998, the Company completed an offering of 353,201 additional shares of Core Group Common Stock resulting in net proceeds of approximately $9.5 million. In May 1998, the Company issued 62,160 additional shares of Core Group Common Stock in connection with the acquisition of a medical office/clinic facility, representing additional equity of approximately $1.7 million. In July 1998, the Core Group sold 833,067 shares of Core Group Common Stock to the Company's Psychiatric Group resulting in proceeds to the Core Group of approximately $21.6 million. In addition, options to purchase 172,326 shares of Core Group Common Stock were exercised during the first nine months of 1998, resulting in additional equity of $3.6 million. The Core Group also received $11.2 million in July 1998 from the Psychiatric Group for the payoff of the entire outstanding balance of fixed and revolving inter-Group loans owed to the Core Group by the Psychiatric Group. The Core Group used the proceeds from the payoff of the inter-Group loans and the sale of additional shares to pay down outstanding borrowings under the Company's bank credit facility.

         As of November 6, 1998, $51.0 million of outstanding borrowings under the Company's $250 million bank credit facility and $1.0 million in cash and short-term investments were attributed to the Core Group. The total indebtedness attributed to the Company's Core Group at November 6, 1998 was $300.5 million. The Company expects to utilize its bank credit facility to fund its future Core Group acquisitions and its other commitments. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.

               PSYCHIATRIC GROUP COMBINED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                          September 30,    December 31,
                                                             1998             1997
                                                          -------------    ------------
 ASSETS                                                    (Unaudited)
 Real estate investments
     Real property and mortgage notes, net                 $ 11,907         $ 49,622
     Accumulated depreciation                                (2,307)          (1,742)
                                                           --------         --------
                                                              9,600           47,880
 Other notes receivable                                       2,495            2,500
 Revolving loan to Core Group                                   953               --
 Other assets                                                    69              614
 Cash and short-term investments                              1,351               --
                                                           --------         --------

                                                           $ 14,468         $ 50,994
                                                           ========         ========


 ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
 Revolving loan from Core Group                            $     --         $  3,379
 Fixed rate loan from Core Group                                 --            9,175
 Accounts payable and accrued liabilities                     1,608              433
 Dividends payable                                              729            1,292
 Deferred income                                                 --               22
                                                           --------         --------
                                                              2,337           14,301
                                                           --------         --------

 Commitments and contingencies

 Total Attributed Psychiatric Group Equity                   12,131           36,693
                                                           --------         --------

                                                           $ 14,468         $ 50,994
                                                           ========         ========


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

         PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                               Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                              ---------------------     ---------------------
                                                1998         1997         1998          1997
                                              --------     --------     --------     --------
REVENUES
Rental income                                 $    715     $    355     $  1,425     $  1,278
Mortgage interest income                            --        1,516        3,078        4,549
Additional rental and interest income              137          185          701          556
Other interest income                              104           82          263          266
Interest income on loan to Core Group               96           --           96           --
                                              --------     --------     --------     --------
                                                 1,052        2,138        5,563        6,649
                                              --------     --------     --------     --------
EXPENSES
Depreciation and amortization                      189          188          565          562
Property operating                                  75           75          375          100
Interest expense on loans from Core Group           --          392          712        1,176
General and administrative                         159          302          797          897
Impairment loss on real estate
  and notes receivable                              --           --        2,730       11,000
                                              --------     --------     --------     --------
                                                   423          957        5,179       13,735
                                              --------     --------     --------     --------

NET INCOME (LOSS)                             $    629     $  1,181     $    384     $ (7,086)
                                              ========     ========     ========     ========

Basic per share amounts -
  Net income (loss)                           $   0.30     $   0.57     $   0.18     $  (3.40)

  Weighted average depositary shares             2,084        2,084        2,084        2,084

Diluted per share amounts -
  Net income (loss)                           $   0.30     $   0.56     $   0.18     $  (3.40)

  Weighted average depositary shares and
    dilutive potential depositary shares         2,130        2,099        2,112        2,084

Dividends declared per depositary share       $ 0.3500     $ 0.6200     $ 1.6300     $ 2.0000




   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.
          PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                             1998           1997
                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $    384      $ (7,086)
Depreciation, amortization and other non-cash items             638           664
Deferred income                                                  (8)          (22)
Impairment loss on real estate and notes receivable           2,730        11,000
Change in other assets                                          545            37
Change in accounts payable and accrued liabilities            1,107           221
                                                           --------      --------
                                                              5,396         4,814
                                                           --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on mortgage notes receivable              35,039            52
Other notes receivable                                            5           173
Fundings on revolving loan to Core Group                       (953)           --
                                                           --------      --------
                                                             34,091           225
                                                           --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving loan from Core Group                   (3,379)         (496)
Payments on fixed rate loan from Core Group                  (9,175)           --
Purchase of Core Group Common Stock                         (21,610)           --
Dividends paid                                               (3,972)       (4,543)
                                                           --------      --------
                                                            (38,136)       (5,039)
                                                           --------      --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS        1,351            --
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD             --            --
                                                           --------      --------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD             $  1,351      $     --
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

         On May 21, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods". EITF Issue No. 98-9 requires lessors to defer recognition of contingent rental income in interim periods until the specific target that triggers the contingent rental income is achieved. The Company's prospective adoption of EITF Issue No. 98-9, effective May 22, 1998, did not have a material impact on the Psychiatric Group's financial

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



statements for the three and nine months ended September 30, 1998, and is not expected to have a material impact on the Psychiatric Group's annual or quarterly financial results in the future.

         Interest Paid Interest paid by the Psychiatric Group on inter-Group loans from the Core Group was $712,000 and $1,176,000 for the nine months ended September 30, 1998 and 1997, respectively.

2. ATTRIBUTED EQUITY

         Special Stock Dividend   On July 24, 1998, the Psychiatric Group
purchased 833,067 new shares of Core Group Common Stock from the Company's Core Group at a price of $25.9407 per share, which the Psychiatric Group concurrently distributed to holders of Psychiatric Group Depositary Shares as a special stock dividend. Holders of Psychiatric Group Depositary Shares received 0.4 shares of Core Group Common Stock for each Psychiatric Group Depositary Share held and were paid cash-in-lieu of fractional shares of Core Group Common Stock based on the price of $25.9407.

         Stock Incentive Plans Options to purchase 16,250 shares of Psychiatric Group Depositary Shares at a weighted average exercise price of $21.78 per share expired during the nine months ended September 30, 1998.

3. EARNINGS PER SHARE

         The following is a reconciliation of the income or (loss) and share amounts used in the basic and diluted per share computations of income attributable to Psychiatric Group Depositary Shares:

                                    Three Months Ended September 30,            Nine Months Ended September 30,
                               -----------------------------------------   ------------------------------------------
                                        1998                 1997                  1998                 1997
                               -------------------   -------------------   -------------------   --------------------
                                                                                                  Income
(In thousands)                  Income     Shares     Income     Shares     Income     Shares     (Loss)      Shares
                               --------   --------   --------   --------   --------   --------   --------    --------
Basic EPS components           $    629      2,084   $  1,181      2,084   $    384      2,084   $ (7,086)      2,084

Effect of dilutive potential
  depositary shares -
    Stock options                    --         --         --         --         --         --         --          --
    DER's                            --         46         --         15         --         28         --          --
                               --------   --------   --------   --------   --------   --------   --------    --------
Diluted EPS components         $    629      2,130   $  1,181      2,099   $    384      2,112   $ (7,086)      2,084
                               ========   ========   ========   ========   ========   ========   ========    ========

4. STATUS OF PSYCHIATRIC GROUP INVESTMENTS

         On July 1, 1998, the Psychiatric Group received $35 million as payment in full of its two New York Four Winds mortgage loans resulting in the accrual of a $2.73 million impairment loss in the second quarter of 1998. The proceeds from the payment of the Four Winds mortgage loans were first used by the Psychiatric Group to repay the entire $11.2 million outstanding balance of fixed and revolving inter-Group loans owed to the Company's Core Group and to maintain a cash reserve of approximately $2.3 million for the net current liabilities of the Psychiatric Group. Substantially all of the remaining proceeds were distributed to holders of Psychiatric Group Depositary Shares on July 24, 1998 as a special dividend paid in the form of 0.4 shares of Core Group Common Stock per Psychiatric Group Depositary Share. In order to effectuate the stock dividend, the Psychiatric Group purchased 833,067 shares of Core Group Common Stock from the Core Group at a price of $25.9407 per share, which represented the average trading price of the Core Group Common Stock for the last ten trading days prior to the July 17, 1998 record date for the special dividend, as provided in the certificate of designation for the

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



Psychiatric Group Stock.   NASDAQ set July 27, 1998 as the ex-dividend date for
the special stock dividend. Accordingly, the Psychiatric Group Depositary Shares traded through the close of the market on the payable date of July 24, 1998 with a due bill entitling each Psychiatric Group Depositary Share to the
0.4 share special dividend of Core Group Common Stock. The Four Winds loans represented the largest income-producing portion of the Psychiatric Group's portfolio. As a result of the payoff of these loans, the Psychiatric Group's financial results are solely dependent on the remaining three assets in the portfolio.

         The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant impairment losses on psychiatric investments and the periodic restructuring of psychiatric operator payment obligations in previous years. The Psychiatric Group recorded an $11 million charge in the first quarter of 1997 for impairment of the carrying value of its two psychiatric investments in Florida. In light of the volatile circumstances at each of the Psychiatric Group's properties, the Psychiatric Group cannot be assured that further impairment losses on these investments will not be required.

         The Northpointe property, at which the operator ceased paying its obligations to the Psychiatric Group in February 1997 and ceased hospital operations in the second quarter of 1997, continues to remain idle. The Psychiatric Group incurred costs of approximately $75,000 during the third quarter of 1998 ($.04 per depositary share on a diluted basis) and $375,000 for the first nine months of 1998 ($.18 per depositary share on a diluted basis) to protect and maintain this property. Although the Psychiatric Group expects to incur costs of approximately $75,000 per quarter to protect and maintain this property while various alternatives for the property are evaluated and pursued, in the past, the Psychiatric Group has been required to incur substantial additional costs to maintain this property and the Psychiatric Group cannot be assured that other unexpected costs will not be incurred. The Psychiatric Group continues to pursue discussions with health care operators and others regarding a potential sale or lease of the Northpointe property. However, no agreement for sale or lease of the Northpointe property has been reached. If efforts to identify a health care operator for this property prove unsuccessful, the property will most likely have to be sold for its real estate value. However, the Psychiatric Group cannot be assured that any sale price would equal or exceed the current carrying value of the Northpointe property.

           In September 1998, the operations at Sunrise Regional Medical Center (formerly The Retreat) were transitioned to a new operator. As a result of this change, the new operator assumed all operational responsibility for the hospital and entered into a new lease with the Psychiatric Group. The new lease calls for an effective monthly rent of $60,000 ($.028 per depositary share on a diluted basis) over the five-year lease term. This lease rate compares with the preceding operator's lease obligation of $35,000 per month ($.016 per depositary share on a diluted basis). The first full quarter of financial impact for the Psychiatric Group from this new lease will be in the fourth quarter of 1998. In connection with the transition, the Psychiatric Group received a one-time payment of $347,000 ($.16 per depositary share on a diluted basis) in the third quarter from the previous operator of The Retreat to settle certain of the obligations it owes to the Psychiatric Group. The Psychiatric Group recognized this one-time payment as income in the third quarter of 1998 and considered it in the determination of the Psychiatric Group's third quarter dividend. The Psychiatric Group cannot be assured that the new operator will be able to successfully operate the facility or meet its lease obligations.

         The maturity date of the $2.5 million balance outstanding under the Rock Creek Center (RCC) revolving credit agreement and the initial term of the RCC lease have been extended to March 31, 1999. Under the extended agreement, the operator will continue to pay interest on all outstanding obligations and will pay $5,000 per month against the principal balance of the revolving credit agreement. RCC has met its rent and interest obligations to the Psychiatric Group through November 1998, however, RCC made its November payments late due to cash flow problems. The Psychiatric Group cannot be assured that RCC will not continue to experience operational and cash flow difficulties as it has in the past and, therefore, cannot be assured that RCC will fulfill its obligations to the Psychiatric Group. At the end of June 1998, the operator of the RCC facility informed the Psychiatric Group that it had incurred a material, unanticipated liability to

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



Medicare, which imperils the continuing operation of the facility. In response, the operator has substantially completed a significant revision and downsizing of its operations to focus on geriatric psychiatric care. The facility is currently operating under its new business model with a reduced staff. Under the lease extension, the Psychiatric Group has the right to negotiate with other potential health care operators regarding operating the facility and the Psychiatric Group has commenced marketing the property to potential new operators. Discussions with the current operator have not been successful in reaching a mutually acceptable long-term lease or sale agreement. Few local or national operators have continued interest in the facility; and, the Psychiatric Group cannot be assured that either a new long-term lease or sale will be accomplished, or if accomplished, that the terms of such lease or sale will enable the Psychiatric Group to realize the current carrying value of the RCC facility. If the current operator is unsuccessful in formulating a program which permits it to pay its Medicare liability and to make suitable payments to the Psychiatric Group, and a facility lease with a new operator is not accomplished, a significant negative impact to the Psychiatric Group will likely result. Furthermore, if a new operator assumes operation of the RCC facility, the Psychiatric Group cannot be assured that the current operator will be able to pay the balance owed under the revolving credit agreement or that a new operator will be successful in obtaining the necessary licenses to operate the facility and that it will be able to operate the facility successfully.

         Although management currently believes that the recorded amounts of its psychiatric investments are realizable, if the psychiatric operators are unable to adapt to the fundamental ongoing changes in the psychiatric industry successfully and consistently mitigate the negative impact of the ongoing changes on their financial performance, the Psychiatric Group may be required to restructure payment obligations further, identify alternative operators, pursue alternative uses for or dispositions of the properties and/or recognize additional impairment losses on its investments. If the Psychiatric Group is required to take any of these actions, various costs are likely to be incurred by the Psychiatric Group in an effort to protect, maintain and pursue alternatives for its investments. The Psychiatric Group does not currently intend to make new investments and is seeking to sell or reduce its investments. In addition, the Psychiatric Group is in discussions with each of the psychiatric operators regarding financing alternatives designed to enable them to acquire the properties and/or repay their borrowings from the Psychiatric Group, as the case may be. Subject to the rights of the holders of the Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, and any other preferred stock of the Company then outstanding, the Psychiatric Group expects to use the net proceeds of any future property sales and/or operator borrowing repayments to first repay then outstanding inter-Group loans and/or other liabilities owed by the Psychiatric Group and to distribute substantially all of the remaining net proceeds, if any, in cash or Core Group Common Stock to holders of Psychiatric Group Depositary Shares. The Psychiatric Group cannot be assured that the efforts of psychiatric operators to obtain alternative financing will be successful or, if successful, that the amounts of such financing would be sufficient to enable the Psychiatric Group to realize the carrying amounts of its investments. The Company continues to retain an investment banking firm to provide advisory services to the Psychiatric Group. These services include supplemental monitoring of the performance of individual assets, assistance in potential sales or restructurings of particular investments and continuing assessments of available strategic alternatives for the portfolio. The cost of the financial advisory services are specifically charged to the operating results of the Psychiatric Group.

         The Company will continue to review quarterly the performance of each of the three remaining assets of the Psychiatric Group. Under the terms of the Certificate of Designations for the Psychiatric Group Preferred Stock and the Deposit Agreement providing for issuance of Depositary Receipts (Psychiatric Group Depositary Shares) each representing one-tenth of one share of the Psychiatric Group Preferred Stock, the Company has the right to redeem all outstanding Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, for cash (or in exchange for newly issued shares of Core Group Common Stock) at a premium generally ranging from 5% to 15% over the value of the Psychiatric Group Depositary Shares. Should the Board of Directors of the Company decide that the remaining Psychiatric Group

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)



portfolio and operations are not consistent with a separate public security, the Board may elect to redeem the outstanding Psychiatric Group Depositary Shares in cash or in exchange for shares of Core Group Common Stock. Since an exchange or redemption of the Psychiatric Group Depositary Shares may be at a premium to the then current market price of the Psychiatric Group Depositary Shares, and since the Board could determine to effect such an exchange or redemption at a time when either or both the Core Group Common Stock and the Psychiatric Group Depositary Shares may be considered to be overvalued or undervalued, the exchange or redemption could be disadvantageous to the holders of the Core Group Common Stock or the Psychiatric Group Depositary Shares. For detailed information regarding the Company's right to redeem the Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, and the way in which any redemption price or exchange rate may be set, interested persons are encouraged to review the Certificate of Designations for the Psychiatric Group Preferred Stock attached as Exhibit 4.1 to the Company's form 8-K filed with the Securities and Exchange Commission on August 14, 1995, the information set forth in the Company's Amendment No. 1 to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 29, 1995 and the Deposit Agreement filed as Exhibit 4.2 to that Amendment No.1 to Registration Statement.

         The Psychiatric Group's dividend is determined quarterly based upon each quarter's operating results. Historically, the level of dividends of the Psychiatric Group have varied quarter-to-quarter. Any advance of additional funds to operators of the Psychiatric Group's properties, modification of terms covering the rental or interest obligations of its properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Psychiatric Group results of operations and cash flows, as well as on the quarterly dividend payment on Psychiatric Group Depositary Shares.
In addition to the foregoing, future operating results, cash flows and dividends of the Psychiatric Group will be affected by changes in the level of additional rent, the amount of additional financial advisory fees and, to the extent necessary, various costs which might be incurred in an effort to protect, maintain and pursue alternatives for its investments. With the repayment of the Four Winds loans, third quarter operating results, cash flows and dividends decreased from previous quarters. In addition to the $347,000 ($.16 per depositary share on a diluted basis) one-time payment received from The Retreat mentioned above, the Psychiatric Group also received a final payment of contingent interest on the Four Winds mortgage loans of $89,000 ($.04 per depositary share on a diluted basis) in the third quarter which will not recur in future quarters. The Psychiatric Group earned approximately $83,000 ($.04 per depositary share on a diluted basis) of nonrecurring interest income in the third quarter on the net proceeds of the Four Winds loans payoff during the month of July until such proceeds were used to execute the special dividend on July 24, 1998. As a result of these nonrecurring items, the Psychiatric Group's future quarterly operating results, cash flows and dividends are expected to decrease further compared with the third quarter. Furthermore, due to the substantial decrease in the Psychiatric Group's asset base and earnings capacity, small events with respect to the Psychiatric Group's three remaining facilities will likely have a more significant effect on the Psychiatric Group's operating results, cash flows and dividends in the future, and therefore the price of the Psychiatric Group Depositary Shares. The liquidity of the Psychiatric Group Depositary Shares will also likely be adversely affected.

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

         Factors Regarding Future Results and Forward-Looking Statements This report includes and incorporates by reference statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this report, including without limitation statements regarding rent or interest to be received from the Company's operators, the ability of new or existing operators to continue operations of psychiatric facilities, plans with respect to individual facilities, expectations with respect to the specific terms and renewals of leases or sales of the Company's facilities, the Company's anticipated dividends, the potential redemption of the Psychiatric Group Depositary Shares, the Company's liquidity position, projected expenses associated with operating or maintaining individual properties, the Company's ability to realize the recorded amounts of its investments and the potential effect of new or existing regulations on the operations conducted at the Company's facilities, are forward-looking statements. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward- looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

         Certain factors that could cause actual results to differ materially from those expected include, among others: the financial success of the operations conducted at the Company's facilities and the financial strength of the operators of such facilities, the continuing ability of operators to meet their obligations to the Company under existing or restructured agreements, changes in operators or ownership of operators, the viability of alternative uses for the Company's properties when necessary, changes in government policy relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third-party payors, the impact of managed care pricing pressures, the requirement to provide care on a fixed-price basis, lower occupancy levels at the Company's facilities, disruptions caused by the failure of the Company or its vendors, operators, lessees and borrowers to resolve any Year 2000 Issues affecting their respective operations, a reduction in demand for the services provided at the Company's facilities, the strength and financial resources of the Company's competitors, the availability and cost of capital, the Company's ability to make additional real estate investments at attractive yields, the adoption of new accounting standards and changes in tax laws and regulations affecting real estate investment trusts. For a further discussion of certain of these factors, see "-Future Operating Results" herein.

OPERATING RESULTS

Third Quarter and Year to Date 1998 Compared With 1997

         For the third quarter of 1998, the Psychiatric Group reported net income of $629,000, or $.30 per depositary share on a diluted basis, compared with net income of $1,181,000, or $.56 per depositary share on a diluted basis, for the third quarter of 1997. For the nine months ended September 30, 1998, the Psychiatric Group reported net income of $384,000, or $.18 per depositary share on a diluted basis, compared with a net loss of ($7,086,000), or ($3.40) per depositary share on a diluted basis, for the nine months ended September 30, 1997.

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net income for the nine months ended September 30, 1998 includes an impairment loss on notes receivable of ($2,730,000), or ($1.29) per depositary share on a diluted basis. The net loss for the nine months ended September 30, 1997 includes an impairment loss on real estate and notes receivable of ($11,000,000), or ($5.28) per depositary share on a diluted basis.

         Rental income was $715,000 for the third quarter of 1998 an increase of $360,000 or 101% from $355,000 for the third quarter of 1997. Rental income was $1,425,000 for the nine months ended September 30, 1998, an increase of $147,000 or 12% from $1,278,000 for the nine months ended September 30, 1997. This increase is primarily attributable to a one-time payment of $347,000 received from the previous operator of The Retreat to settle certain of the obligations it owes to the Psychiatric Group. Excluding this one-time payment, rental income decreased during the first nine months of 1998 due to a net decrease in base rent payments made by The Retreat during 1998 as the result of a lease restructuring early in the fourth quarter of 1997 and the receipt of one month's base rent in the first quarter of 1997 from Northpointe before the operator stopped paying rent and subsequently ceased operations in the second quarter of 1997.

         Mortgage interest income was $0 for the third quarter of 1998 and $1,516,000 for the third quarter of 1997. Mortgage interest income was $3,078,000 for the nine months ended September 30, 1998, a decrease of $1,471,000 or 32% from $4,549,000 for the nine months ended September 30, 1997. On July 1, 1998, the Psychiatric Group received $35 million as payment in full of its two New York Four Winds mortgage loans resulting in a decrease in mortgage interest income in the third quarter and first nine months of 1998.

         Additional rental and interest income was $137,000 for the third quarter of 1998, a decrease of $48,000 or 26% from $185,000 for the third quarter of 1997. Additional rental and interest income was $701,000 for the nine months ended September 30, 1998, an increase of $145,000 or 26% from $556,000 for the nine months ended September 30, 1997. The decrease for the third quarter was primarily attributable to the $35 million payoff of the two New York Four Winds mortgage loans in July 1998, partially offset by an increase in additional rent payments from Rock Creek Center. The increase for the first nine months of 1998 was primarily attributable to an increase in additional interest received from the Four Winds Hospital - Katonah facility and additional payments received from Rock Creek Center in 1998.

         Other interest income was $104,000 for the third quarter of 1998, an increase of $22,000 or 27% from $82,000 for the third quarter of 1997. This increase was attributable to interest income on a portion of the net proceeds of the New York Four Winds mortgage loans payoff during the month of July until such proceeds were used to execute the special dividend on July 24, 1998.

         Interest income on inter-Group loans to the Core Group was $96,000 for the third quarter and nine months ended September 30, 1998 as a result of revolving inter-Group loans made by the Psychiatric Group commencing July 1, 1998 with its available undistributed cash.

         Property operating expense of $75,000 for the third quarter of 1998 and $375,000 for the nine months ended September 30, 1998 represents costs related to the protection and maintenance of Northpointe, incurred after the operator ceased operations in the second quarter of 1997.

         Interest expense on inter-Group loans from the Core Group was $0 for the third quarter of 1998 and $392,000 for the third quarter of 1997. Interest expense on inter-Group loans from the Core Group was $712,000 for the nine months ended September 30, 1998 a decrease of $464,000 or 39% from $1,176,000 for the nine months ended September 30, 1997. This decrease is attributable to the payoff of the entire $11.2 million outstanding balance of inter-Group loans owed to the Core Group by the Psychiatric Group using a portion of the

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


$35 million received by the Psychiatric Group from the payoff of its two New York Four Winds mortgage loans on July 1, 1998.

         General and administrative expenses were $159,000 for the third quarter of 1998, a decrease of $143,000 or 47% from $302,000 for the third quarter of 1997. General and administrative expenses were $797,000 for the nine months ended September 30, 1998, a decrease of $100,000 or 11% from $897,000 for the nine months ended September 30, 1997. The Company's consolidated general and administrative expenses are allocated between the Core Group and Psychiatric Group primarily based on revenues, however significant costs directly related to either Group are specifically charged to the applicable Group. Costs allocated to the Psychiatric Group based on revenues and direct costs charged to the Psychiatric Group both decreased for the third quarter and first nine months of 1998 compared to the comparable periods in 1997. The Psychiatric Group was specifically charged for $75,000 and $377,000 of costs in the third quarter and first nine months of 1998, respectively, for financial advisory services provided primarily by an investment banking firm which included supplemental monitoring of the performance of the Psychiatric Group's properties and assistance in addressing operational and cash flow difficulties of certain operators of the properties. On a comparative basis, general and administrative expenses for the third quarter and first nine months of 1997 included $130,000 and $378,000 of such financial advisory costs.

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

         In general, the operators of the Psychiatric Group's properties have very limited access to financing for their operating and capital needs. The Psychiatric Group provided such financing under a revolving credit agreement to the operator of one of its psychiatric properties. As of September 30, 1998, outstanding borrowings under such agreement totaled $2,495,000. In the past, the Psychiatric Group has provided similar financing to other operators of its properties which have been unable to pay off their outstanding borrowings. The Psychiatric Group cannot be assured that the operator currently borrowing under a revolving credit agreement will be able to secure replacement financing from third-party lenders or to pay off its outstanding borrowings. To the extent the operators of the Psychiatric Group's properties have increased working capital needs in the future, the Psychiatric Group may be the only source of such financing. In the event the Company's Board of Directors determines that it is appropriate to provide additional working capital financing to a psychiatric hospital operator, it may cause the Core Group to make revolving inter-Group loans to the Psychiatric Group to fund such financing (to the extent consistent with its then-existing policies), although the Company's Board of Directors is under no obligation to do so.

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         On July 1, 1998, the Psychiatric Group received $35 million as payment in full of its two New York Four Winds mortgage loans resulting in the accrual of a $2.73 million impairment loss in the second quarter of 1998. The proceeds from the payment of the Four Winds mortgage loans were first used by the Psychiatric Group to repay the entire $11.2 million outstanding balance of fixed and revolving inter-Group loans owed to the Company's Core Group and to maintain a cash reserve of approximately $2.3 million for the net current liabilities of the Psychiatric Group. Substantially all of the remaining proceeds were distributed to holders of Psychiatric Group Depositary Shares on July 24, 1998 as a special dividend paid in the form of 0.4 shares of Core Group Common Stock per Psychiatric Group Depositary Share. In order to effectuate the stock dividend, the Psychiatric Group purchased 833,067 shares of Core Group Common Stock from the Core Group at a price of $25.9407 per share, which represented the average trading price of the Core Group Common Stock for the last ten trading days prior to the July 17, 1998 record date for the special dividend, as provided in the certificate of designation for the
Psychiatric Group Stock.   NASDAQ set July 27, 1998 as the ex-dividend date for
the special stock dividend. Accordingly, the Psychiatric Group Depositary Shares traded through the close of the market on the payable date of July 24, 1998 with a due bill entitling each Psychiatric Group Depositary Share to the
0.4 share special dividend of Core Group Common Stock. The Four Winds loans represented the largest income-producing portion of the Psychiatric Group's portfolio. As a result of the payoff of these loans, the Psychiatric Group's financial results are solely dependent on the remaining three assets in the portfolio.

         The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in significant impairment losses on psychiatric investments and the periodic restructuring of psychiatric operator payment obligations in previous years. The Psychiatric Group recorded an $11 million charge in the first quarter of 1997 for impairment of the carrying value of its two psychiatric investments in Florida. In light of the volatile circumstances at each of the Psychiatric Group's properties, the Psychiatric Group cannot be assured that further impairment losses on these investments will not be required.

         The Northpointe property, at which the operator ceased paying its obligations to the Psychiatric Group in February 1997 and ceased hospital operations in the second quarter of 1997, continues to remain idle. The Psychiatric Group incurred costs of approximately $75,000 during the third quarter of 1998 ($.04 per depositary share on a diluted basis) and $375,000 for the first nine months of 1998 ($.18 per depositary share on a diluted basis) to protect and maintain this property. Although the Psychiatric Group expects to incur costs of approximately $75,000 per quarter to protect and maintain this property while various alternatives for the property are evaluated and pursued, in the past, the Psychiatric Group has been required to incur substantial additional costs to maintain this property and the Psychiatric Group cannot be assured that other unexpected costs will not be incurred. The Psychiatric Group continues to pursue discussions with health care operators and others regarding a potential sale or lease of the Northpointe property. However, no agreement for sale or lease of the Northpointe property has been reached. If efforts to identify a health care operator for this property prove unsuccessful, the property will most likely have to be sold for its real estate value. However, the Psychiatric Group cannot be assured that any sale price would equal or exceed the current carrying value of the Northpointe property.

           In September 1998, the operations at Sunrise Regional Medical Center (formerly The Retreat) were transitioned to a new operator. As a result of this change, the new operator assumed all operational responsibility for the hospital and entered into a new lease with the Psychiatric Group. The new lease calls for an effective monthly rent of $60,000 ($.028 per depositary share on a diluted basis) over the five-year lease term. This lease rate compares with the preceding operator's lease obligation of $35,000 per month ($.016 per depositary share on a diluted basis). The first full quarter of financial impact for the Psychiatric Group from this new lease will be in the fourth quarter of 1998. In connection with the transition, the Psychiatric Group received a one-time payment of $347,000 ($.16 per depositary share on a diluted basis) in the third quarter from the previous operator of The Retreat to settle certain of the obligations it owes to the Psychiatric Group. The Psychiatric Group

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



recognized this one-time payment as income in the third quarter of 1998 and considered it in the determination of the Psychiatric Group's third quarter dividend. The Psychiatric Group cannot be assured that the new operator will be able to successfully operate the facility or meet its lease obligations.

         The maturity date of the $2.5 million balance outstanding under the Rock Creek Center (RCC) revolving credit agreement and the initial term of the RCC lease have been extended to March 31, 1999. Under the extended agreement, the operator will continue to pay interest on all outstanding obligations and will pay $5,000 per month against the principal balance of the revolving credit agreement. RCC has met its rent and interest obligations to the Psychiatric Group through November 1998, however, RCC made its November payments late due to cash flow problems. The Psychiatric Group cannot be assured that RCC will not continue to experience operational and cash flow difficulties as it has in the past and, therefore, cannot be assured that RCC will fulfill its obligations to the Psychiatric Group. At the end of June 1998, the operator of the RCC facility informed the Psychiatric Group that it had incurred a material, unanticipated liability to Medicare, which imperils the continuing operation of the facility. In response, the operator has substantially completed a significant revision and downsizing of its operations to focus on geriatric psychiatric care. The facility is currently operating under its new business model with a reduced staff. Under the lease extension, the Psychiatric Group has the right to negotiate with other potential health care operators regarding operating the facility and the Psychiatric Group has commenced marketing the property to potential new operators. Discussions with the current operator have not been successful in reaching a mutually acceptable long-term lease or sale agreement. Few local or national operators have continued interest in the facility; and, the Psychiatric Group cannot be assured that either a new long-term lease or sale will be accomplished, or if accomplished, the terms of such lease or sale will enable the Psychiatric Group to realize the current carrying value of the RCC facility. If the current operator is unsuccessful in formulating a program which permits it to pay its Medicare liability and to make suitable payments to the Psychiatric Group, and a facility lease with a new operator is not accomplished, a significant negative impact to the Psychiatric Group will likely result. Furthermore, if a new operator assumes operation of the RCC facility, the Psychiatric Group cannot be assured that the current operator will be able to pay the balance owed under the revolving credit agreement or that a new operator will be successful in obtaining the necessary licenses to operate the facility and that it will be able to operate the facility successfully.

         Although management currently believes that the recorded amounts of its psychiatric investments are realizable, if the psychiatric operators are unable to adapt to the fundamental ongoing changes in the psychiatric industry successfully and consistently mitigate the negative impact of the ongoing changes on their financial performance, the Psychiatric Group may be required to restructure payment obligations further, identify alternative operators, pursue alternative uses for or dispositions of the properties and/or recognize additional impairment losses on its investments. If the Psychiatric Group is required to take any of these actions, various costs are likely to be incurred by the Psychiatric Group in an effort to protect, maintain and pursue alternatives for its investments. The Psychiatric Group does not currently intend to make new investments and is seeking to sell or reduce its investments. In addition, the Psychiatric Group is in discussions with each of the psychiatric operators regarding financing alternatives designed to enable them to acquire the properties and/or repay their borrowings from the Psychiatric Group, as the case may be. Subject to the rights of the holders of the Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, and any other preferred stock of the Company then outstanding, the Psychiatric Group expects to use the net proceeds of any future property sales and/or operator borrowing repayments to first repay then outstanding inter-Group loans and/or other liabilities owed by the Psychiatric Group and to distribute substantially all of the remaining net proceeds, if any, in cash or Core Group Common Stock to holders of Psychiatric Group Depositary Shares. The Psychiatric Group cannot be assured that the efforts of psychiatric operators to obtain alternative financing will be successful or, if successful, that the amounts of such financing would be sufficient to enable the Psychiatric Group to realize the carrying amounts of its investments. The Company continues to retain an investment banking firm to provide advisory services to the Psychiatric Group. These services include supplemental monitoring of the performance of individual assets, assistance in potential sales or restructurings of particular investments and continuing assessments of available

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



strategic alternatives for the portfolio. The cost of the financial advisory services are specifically charged to the operating results of the Psychiatric Group.

         The Company will continue to review quarterly the performance of each of the three remaining assets of the Psychiatric Group. Under the terms of the Certificate of Designations for the Psychiatric Group Preferred Stock and the Deposit Agreement providing for issuance of Depositary Receipts (Psychiatric Group Depositary Shares) each representing one-tenth of one share of the Psychiatric Group Preferred Stock, the Company has the right to redeem all outstanding Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, for cash (or in exchange for newly issued shares of Core Group Common Stock) at a premium generally ranging from 5% to 15% over the value of the Psychiatric Group Depositary Shares. Should the Board of Directors of the Company decide that the remaining Psychiatric Group portfolio and operations are not consistent with a separate public security, the Board may elect to redeem the outstanding Psychiatric Group Depositary Shares in cash or in exchange for shares of Core Group Common Stock. Since an exchange or redemption of the Psychiatric Group Depositary Shares may be at a premium to the then current market price of the Psychiatric Group Depositary Shares, and since the Board could determine to effect such an exchange or redemption at a time when either or both the Core Group Common Stock and the Psychiatric Group Depositary Shares may be considered to be overvalued or undervalued, the exchange or redemption could be disadvantageous to the holders of the Core Group Common Stock or the Psychiatric Group Depositary Shares. For detailed information regarding the Company's right to redeem the Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, and the way in which any redemption price or exchange rate may be set, interested persons are encouraged to review the Certificate of Designations for the Psychiatric Group Preferred Stock attached as Exhibit 4.1 to the Company's form 8-K filed with the Securities and Exchange Commission on August 14, 1995, the information set forth in the Company's Amendment No. 1 to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 29, 1995 and the Deposit Agreement filed as Exhibit 4.2 to that Amendment No.1 to Registration Statement.

         The Psychiatric Group's dividend is determined quarterly based upon each quarter's operating results. Historically, the level of dividends of the Psychiatric Group have varied quarter-to-quarter. Any advance of additional funds to operators of the Psychiatric Group's properties, modification of terms covering the rental or interest obligations of its properties or nonpayment or deferral of such obligations as they become due likely will have an adverse impact on the Psychiatric Group results of operations and cash flows, as well as on the quarterly dividend payment on Psychiatric Group Depositary Shares.
In addition to the foregoing, future operating results, cash flows and dividends of the Psychiatric Group will be affected by changes in the level of additional rent, the amount of additional financial advisory fees and, to the extent necessary, various costs which might be incurred in an effort to protect, maintain and pursue alternatives for its investments. With the repayment of the Four Winds loans, third quarter operating results, cash flows and dividends decreased from previous quarters. In addition to the $347,000 ($.16 per depositary share on a diluted basis) one-time payment received from The Retreat mentioned above, the Psychiatric Group also received a final payment of contingent interest on the Four Winds mortgage loans of $89,000 ($.04 per depositary share on a diluted basis) in the third quarter which will not recur in future quarters. The Psychiatric Group earned approximately $83,000 ($.04 per depositary share on a diluted basis) of nonrecurring interest income in the third quarter on the net proceeds of the Four Winds loans payoff during the month of July until such proceeds were used to execute the special dividend on July 24, 1998. As a result of these nonrecurring items, the Psychiatric Group's future quarterly operating results, cash flows and dividends are expected to decrease further compared with the third quarter. Furthermore, due to the substantial decrease in the Psychiatric Group's asset base and earnings capacity, small events with respect to the Psychiatric Group's three remaining facilities will likely have a more significant effect on the Psychiatric Group's operating results, cash flows and dividends in the future, and therefore the price of the Psychiatric Group Depositary Shares. The liquidity of the Psychiatric Group Depositary Shares will also likely be adversely affected.

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Many existing information systems currently record years in a two-digit format and will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions (the Year 2000 Issue). The Company has initiated a four-phase program in order to assess the impact upon the Company of the Year 2000 Issue and to remediate those Year 2000 Issues that may be discovered. The Company will monitor its progress in achieving the target completion dates established for each phase of the program. The first phase, a comprehensive inventory of the Company's internal information systems, office equipment and the embedded building control systems in the Company's multi-tenant properties, has been completed. The second phase, assessing the impact of the Year 2000 Issue with respect to the Company's internal information systems, office equipment and the embedded building control systems in the Company's multi-tenant properties, is currently in progress and is expected to be completed by the end of 1998. The third phase, preparation and execution of a plan to remediate Year 2000 Issues identified in phases one and two, is expected to be completed in mid 1999. The fourth and final phase includes the development of contingency plans to address Year 2000 Issues that cannot be remediated. The timing for the fourth phase will depend upon the results of the second and third phases and, therefore, no schedule for the fourth phase can be set at this time. Since the Company is in the initial phases of its Year 2000 program, it is likewise currently unable to estimate the costs to remediate its Year 2000 Issues. The costs incurred to date have not been material and the Company does not expect the Year 2000 Issue to have a material impact on the Company's future operations or financial results.

     Vendors that provide payroll, banking, communications and property management services to the Company and the Company's operators, lessees and borrowers will also likely be affected by the Year 2000 Issue. The future operations of the Company could be disrupted and/or its financial results could be negatively impacted by the Year 2000 Issue if the Company's vendors or its operators, lessees or borrowers do not adequately address their Year 2000 Issues. As health care providers, the Company's operators, lessees and borrowers generally rely extensively on information systems, including systems for capturing patient and cost information and for billing and collecting reimbursement for health care services provided. Furthermore, the Company's operators, lessees and borrowers likewise are dependent on a variety of third parties, including but not limited to, insurance companies, HMO's and other private payors, governmental agencies, fiscal intermediaries that process claims and make payments for the Medicare and Medicaid programs, utilities that provide electricity, water, natural gas and communications services and vendors of medical supplies and pharmaceuticals used in patient care, all of whom must also adequately address the Year 2000 Issue. The Company is reviewing publicly filed information of, sending questionnaires to and/or contacting its vendors, operators, lessees and borrowers regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. However, it is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such vendors, operators, lessees and borrowers. Furthermore, it is not possible for the Company to determine or be assured that third parties upon which the Company's vendors, operators, lessees and borrowers are dependent will accomplish adequate remediation of their Year 2000 Issues.

     Although the Company believes that the impact of the Year 2000 Issue, as it relates to its internal information systems, office equipment and the embedded building control systems in its multi-tenant properties, will not be material, the Company cannot be assured that the Year 2000 Issues of its vendors or its operators, lessees and borrowers and the third parties upon which they are dependent will not have a material impact on the future operations and/or financial results of the Company.

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

         At November 6, 1998, the Psychiatric Group had $2.4 million of inter-Group loans owed to it by the Core Group, $30,000 in cash and short-term investments and no inter-Group loans it owed to the Core Group. The Company's Board of Directors has established certain management policies relating to the Core Group's commitment to provide inter-Group loans to the Psychiatric Group. Under the policies currently in effect, which may be modified or rescinded at any time in the sole discretion of the Company's Board of Directors, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group are limited to a maximum of $7,865,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar by any permanent repayment in the future of borrowings under a revolving credit agreement provided to a Psychiatric Group hospital operator; provided that the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000. Except for such revolving inter-Group loans, no other inter-Group loans will be advanced to the Psychiatric Group by the Core Group. The Psychiatric Group has no third-party sources of additional financing and, as a result, is dependent on the Core Group for all such financing. Although the Core Group may make this financing available, there is no obligation of the Company's Board of Directors to cause the Core Group to provide funds to the Psychiatric Group if the Board of Directors determines that it is in the Company's best interest not to do so. To the extent needed funds are not advanced by the Core Group, the Psychiatric Group would experience immediate, significant negative effects.

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

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

      27     Financial Data Schedule

 (b)  Reports on Form 8-K

      The Company filed a Current Report on Form 8-K dated July 2, 1998, for the purpose of reporting the $35 million repayment of the Psychiatric Group's two New York Four Winds mortgage loans, the declaration of a special stock dividend to holders of Psychiatric Group Depositary Shares and developments regarding the Company's Psychiatric Group portfolio.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Date: November 6, 1998


AMERICAN HEALTH PROPERTIES, INC.


By: JOSEPH P. SULLIVAN                      By: MICHAEL J. MCGEE
   -----------------------------------         --------------------------------
   Joseph P. Sullivan                          Michael J. McGee
   Chairman of the Board, President &          Senior Vice President &
   Chief Executive Officer                     Chief Financial Officer
   (Principal Executive Officer)               (Principal Financial and
                                               Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------

    27                       Financial Data Schedule