Form 10-K405
period 1998-12-31
AMERICAN HEALTH PROPERTIES INC
filed 1999-04-01
CIK 808240

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 12, 1999 there were outstanding (i) 24,984,422 shares of American Health Properties, Inc. common stock, $.01 par value, and (ii) 2,083,931 Psychiatric Group Depositary Shares, each representing one-tenth of one share of American Health Properties, Inc. Psychiatric Group Preferred Stock, $.01 par value. The aggregate market value of voting and non-voting stock (excluding the Company's 8.60% Cumulative Redeemable Preferred Stock, Series B) held by non-affiliates of the Registrant, based on the closing price of these shares on such date was approximately $463,400,000. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

     Documents Incorporated by Reference: Items 10, 11 and 12 of Part III are incorporated by reference from the definitive proxy statement of American Health Properties, Inc., to be filed within 120 days after December 31, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item  1.  Business....................................................    1
Item  2.  Properties..................................................   16
Item  3.  Legal Proceedings...........................................   16
Item  4.  Submission of Matters to a Vote of Security Holders.........   16

                                  PART II
Item  5.  Market for Registrant's Voting Stock and Related Stockholder
          Matters.....................................................   17
Item  6.  Selected Financial Data.....................................   19
Item  7.  Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations...............   20
          Management's Discussion and Analysis of Core Group Combined
          Financial Condition and Results of Operations...............   28
          Management's Discussion and Analysis of Psychiatric Group
          Combined Financial Condition and Results of Operations......   35
Item  8.  Financial Statements and Supplementary Data.................   42
Item  9.  Changes in and Disagreements with Accountants on Accounting
          and
          Financial Disclosure........................................   42

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   42
Item 11.  Executive Compensation......................................   42
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   42
Item 13.  Certain Relationships and Related Transactions..............   42

                                  PART IV
Item 14.  Exhibits, Financial Statements, Schedules, and Reports on
          Form 8-K....................................................   43

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

THE CORE GROUP

     The Core Group's portfolio of investments at December 31, 1998 consisted of 13 acute care hospitals, three rehabilitation hospitals, seven assisted living facilities (three of which are under construction), one mortgage loan secured by a long-term acute care hospital, one long-term acute care hospital, 16 skilled nursing facilities (one of which is under construction), 16 medical office/clinic facilities and three Alzheimer's care facilities (one of which is under construction). As of December 31, 1998, the net book value of the Core Group's total assets was $747 million. Of the Core Group's real estate assets at that date, 54% in net book value represented the acute care segment, 24% represented the medical office/clinic facilities, 12% represented the skilled nursing segment, 4% represented the assisted living segment, 4% represented the rehabilitation segment, 1% represented the Alzheimer's care segment and 1% represented the long-term acute care segment. As of December 31, 1998, 99% of the Core Group's real estate assets were held in fee and 1% was held as a mortgage loan.

     The Core Group's facilities are diversified geographically across 21 states, are distributed among large and small population centers, and are operated by 13 experienced management companies. These operators include the following companies or their subsidiaries: Tenet Healthcare Corporation ("Tenet"), Columbia/HCA Healthcare Corporation, Covenant Care, Inc., Paracelsus Healthcare Corporation, HealthSouth Corporation, Community Health Systems, Inc., PhyCor, Inc., Balanced Care Corporation, Emeritus Corporation, Pine Haven Health Care II, Inc., Shannon Health System, RainTree Healthcare Corporation and SCCI Health Services Corporation. Facilities operated by Tenet represented 42% of the Core Group's total revenues for the year ended December 31, 1998.

     Approximately 60% of the Core Group's property revenues for the year ended December 31, 1998 were secured by corporate guarantees of these operating companies or their subsidiaries. Also, as of December 31, 1998, letters of credit from commercial banks and cash deposits aggregating $17.2 million were available to the Core Group as security for lease financings. Leases for 19 of the Core Group's facilities, representing 51% of the Core Group's property revenues for the year ended December 31, 1998, contain cross-default provisions.

THE CORE GROUP FACILITIES

     The Company's 62 Core Group facilities as of March 15, 1999, consisted of 13 acute care hospitals (the "Acute Care Hospitals"), three rehabilitation hospitals (the "Rehabilitation Hospitals"), seven assisted living facilities (three of which are under construction) (the "Assisted Living Facilities"), one mortgage loan secured by a long-term acute care hospital, one long-term acute care hospital (the "Long-Term Acute Care Hospital"), 16 skilled nursing facilities (one of which is under construction) (the "Skilled Nursing Facilities"), 17 medical office/clinic facilities (one of which is under construction) (the "Medical Office/ Clinic Facilities") and four Alzheimer's care facilities (two of which are under construction) (the "Alzheimer's Care Facilities" and together, the "Core Group Facilities"). Except for the long-term acute care hospital securing a mortgage loan, all of the Core Group Facilities are owned by the Company.

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

     The following is a listing of the Core Group portfolio of investments as of March 15, 1999.

                             CORE GROUP FACILITIES

                                                                        YEAR
                                                                      ACQUIRED/       TOTAL
      DESCRIPTION         LOCATION              OPERATOR               FUNDED     INVESTMENT(1)
      -----------         --------              --------              ---------   -------------
                                                                       (DOLLARS IN THOUSANDS)
ACUTE CARE HOSPITALS
Chesterfield General       SC        Community Health Systems, Inc.     1995        $ 11,407
  Hospital
Cleveland Regional         TX        Community Health Systems, Inc.     1994           8,300
  Medical Center
Desert Valley Hospital     CA        PrimeCare International, Inc.      1994          26,405
Frye Regional Medical      NC        Tenet Healthcare Corporation       1987          45,449
  Center
Irvine Medical Center      CA        Tenet Healthcare Corporation       1991          75,000
Kendall Regional Medical   FL        Columbia/HCA Healthcare            1987          69,012
  Center(4)                            Corporation
Lucy Lee Hospital          MO        Tenet Healthcare Corporation       1987          23,566
Marlboro Park Hospital     SC        Community Health Systems, Inc.     1995           7,793
North Fulton Regional      GA        Tenet Healthcare Corporation       1987          46,191
  Hospital
Palm Beach Gardens         FL        Tenet Healthcare Corporation       1987          45,648
  Medical Center
Pioneer Valley Hospital    UT        Paracelsus Healthcare              1996          49,466
                                       Corporation
Shannon Medical Center,    TX        Shannon Health System              1991          16,452
  St. John's Campus
Tarzana Regional Medical   CA        Tenet Healthcare Corporation       1987          73,700
  Center
                                                                                    --------
        Total Acute Care Hospitals                                                  $498,389
                                                                                    --------
ALZHEIMER'S CARE
  FACILITIES
Pine Haven at              TX        Pine Haven Health Care II, Inc.    1995        $  3,700
  Cypresswood
Pine Haven at              TX        Pine Haven Health Care II, Inc.    1999           2,800
  Kingwood(5)
Pine Haven at Sugar Land   TX        Pine Haven Health Care II, Inc.    1996           4,024
Pine Haven at The          TX        Pine Haven Health Care II, Inc.    1998           2,800
  Woodlands(5)
                                                                                    --------
        Total Alzheimer's Care Facilities                                           $ 13,324
                                                                                    --------
ASSISTED LIVING
  FACILITIES
Cambria Lodge              TX        Emeritus Corporation               1996        $  5,182
Garrison Creek Lodge       WA        Emeritus Corporation               1996           5,648
Outlook Pointe at          IN        Balanced Care Corporation          1998           4,843
  Anderson(5)
Outlook Pointe at          IN        Balanced Care Corporation          1998           8,722
  Evansville(5)
Outlook Pointe at          TN        Balanced Care Corporation          1998           5,030
  Jackson(5)
Sherwood Place             TX        Emeritus Corporation               1996           5,034
Summer Wind Residence      ID        Emeritus Corporation               1995           3,000
                                                                                    --------
        Total Assisted Living Facilities                                            $ 37,459
                                                                                    --------

                               ANNUAL             CURRENT
                                BASE              TERM OF
      DESCRIPTION         RENT/INTEREST(2)   LEASE/MORTGAGE(3)
      -----------         ----------------   -----------------
                                 (DOLLARS IN THOUSANDS)
ACUTE CARE HOSPITALS
Chesterfield General          $ 1,238            2005
  Hospital
Cleveland Regional                812            2003
  Medical Center
Desert Valley Hospital          2,981            2004
Frye Regional Medical           5,265            2004
  Center
Irvine Medical Center          10,143            2004
Kendall Regional Medical        2,300            1999
  Center(4)
Lucy Lee Hospital               2,731            2004
Marlboro Park Hospital            845            2005
North Fulton Regional           5,471            2004
  Hospital
Palm Beach Gardens              5,283            2004
  Medical Center
Pioneer Valley Hospital         7,024            2004

Shannon Medical Center,         1,478            2001
  St. John's Campus
Tarzana Regional Medical        8,308            2004
  Center
                              -------
        Total Acute Care      $53,879
                              -------
ALZHEIMER'S CARE
  FACILITIES
Pine Haven at                 $   353            2005
  Cypresswood
Pine Haven at                     243            2009
  Kingwood(5)
Pine Haven at Sugar Land          423            2007
Pine Haven at The                 243            2009
  Woodlands(5)
                              -------
        Total Alzheimer'      $ 1,262
                              -------
ASSISTED LIVING
  FACILITIES
Cambria Lodge                 $   544            2006
Garrison Creek Lodge              593            2006
Outlook Pointe at                 429            2009
  Anderson(5)
Outlook Pointe at                 744            2009
  Evansville(5)
Outlook Pointe at                 413            2009
  Jackson(5)
Sherwood Place                    529            2006
Summer Wind Residence             315            2005
                              -------
        Total Assisted L      $ 3,567
                              -------

                                                                        YEAR
                                                                      ACQUIRED/       TOTAL
      DESCRIPTION         LOCATION              OPERATOR               FUNDED     INVESTMENT(1)
      -----------         --------              --------              ---------   -------------
                                                                       (DOLLARS IN THOUSANDS)
LONG-TERM ACUTE CARE
  HOSPITALS
SCCI Hospital - Amarillo   TX        SCCI Health Services               1996        $  6,110
                                       Corporation
SCCI Hospital - Houston    TX        SCCI Health Services               1997           4,400
  Central(6)                           Corporation
                                                                                    --------
        Total Long-Term Acute Care Hospitals                                        $ 10,510
                                                                                    --------
MEDICAL OFFICE/CLINIC
  FACILITIES
2460 Stewart Parkway       OR        Mercy Medical Center, Inc.(9)      1999        $  5,700
  Medical Office
  Building(5)
Casa Blanca Clinic(7)      AZ        PhyCor of Mesa, Inc.               1997          20,581
Emerson Medical Office     FL        HealthAmerica Realty Group,        1998           9,055
  Building/Surgery                     L.L.C.(9)
  Center(7)
Fannin Medical             TX        Healthcare Realty Management(9)    1997          52,059
  Buildings(7)
Morristown Professional    NJ        Jones Lang LaSalle(9)              1998          19,652
  Plaza
Murfreesboro Medical       TN        PhyCor of Murfreesboro, Inc.       1998          13,044
  Clinic
Northpark Professional     FL        Jones Lang LaSalle(9)              1997          10,628
  Building
Park Plaza Professional    TX        Jones Lang LaSalle(9)              1997          17,086
  Building
Valencia Medical Office    CA        Jones Lang LaSalle(9)              1998           9,513
  Building
Walsh Medical Arts         CA        CDM Group Inc.(9)                  1994           8,817
  Center
Westpark Plaza             TX        Jones Lang LaSalle(9)              1998           9,136
Woodlake Medical Center    CA        Jones Lang LaSalle(9)              1998          12,700
                                                                                    --------
        Total Medical Office/Clinic Facilities                                      $187,971
                                                                                    --------
REHABILITATION HOSPITALS
HealthSouth MountainView   WV        HealthSouth Corporation            1991        $ 11,718
  Rehabilitation
  Hospital
HealthSouth                AR        HealthSouth Corporation            1991           9,086
  Rehabilitation
  Hospital of
  Fayetteville
Wesley Rehabilitation      KS        HealthSouth Corporation            1992          14,597
  Hospital
                                                                                    --------
        Total Rehabilitation Hospitals                                              $ 35,401
                                                                                    --------
SKILLED NURSING
  FACILITIES
Arkansas Manor Nursing     CO        RainTree Healthcare Corporation    1995        $  4,066
  Home
Cornerstone Care Center    CO        RainTree Healthcare Corporation    1995           4,856
Covington Manor            IN        Covenant Care, Inc.                1998           8,234
Douglas Manor              AZ        RainTree Healthcare Corporation    1995           2,621
Edgewood Manor Nursing     OH        Covenant Care, Inc.                1998           5,182
  Center
Fairview Manor Nursing     OH        Covenant Care, Inc.                1998           7,926
  Center
Lakeland Nursing Center    IN        Covenant Care, Inc.                1998           3,892
Norwood Nursing Center     IN        Covenant Care, Inc.                1998           3,809
Safford Care Center        AZ        RainTree Healthcare Corporation    1995           4,934

                               ANNUAL             CURRENT
                                BASE              TERM OF
      DESCRIPTION         RENT/INTEREST(2)   LEASE/MORTGAGE(3)
      -----------         ----------------   -----------------
                                 (DOLLARS IN THOUSANDS)
LONG-TERM ACUTE CARE
  HOSPITALS
SCCI Hospital - Amarillo      $   600            2007

SCCI Hospital - Houston           462            2007
  Central(6)
                              -------
        Total Long-Term       $ 1,062
                              -------
MEDICAL OFFICE/CLINIC
  FACILITIES
2460 Stewart Parkway          $   564            2014
  Medical Office
  Building(5)
Casa Blanca Clinic(7)           2,086            2012
Emerson Medical Office            791             (7)
  Building/Surgery
  Center(7)
Fannin Medical                  4,403          2004/2006  (7)
  Buildings(7)
Morristown Professional         2,824             (8)
  Plaza
Murfreesboro Medical            1,443            2013
  Clinic
Northpark Professional          1,031             (8)
  Building
Park Plaza Professional         2,340             (8)
  Building
Valencia Medical Office           909             (8)
  Building
Walsh Medical Arts              1,021             (8)
  Center
Westpark Plaza                  1,265            2007
Woodlake Medical Center         1,625             (8)
                              -------
        Total Medical Of      $20,302
                              -------
REHABILITATION HOSPITALS
HealthSouth MountainView      $ 1,358            2001
  Rehabilitation
  Hospital
HealthSouth                     1,064            2001
  Rehabilitation
  Hospital of
  Fayetteville
Wesley Rehabilitation           1,615            2002
  Hospital
                              -------
        Total Rehabilita      $ 4,037
                              -------
SKILLED NURSING
  FACILITIES
Arkansas Manor Nursing        $   406            2005
  Home
Cornerstone Care Center           485            2005
Covington Manor                   753            2013
Douglas Manor                     254            2005
Edgewood Manor Nursing            474            2013
  Center
Fairview Manor Nursing            725            2013
  Center
Lakeland Nursing Center           356            2013
Norwood Nursing Center            349            2013
Safford Care Center               478            2005

                                                                        YEAR
                                                                      ACQUIRED/       TOTAL
      DESCRIPTION         LOCATION              OPERATOR               FUNDED     INVESTMENT(1)
      -----------         --------              --------              ---------   -------------
                                                                       (DOLLARS IN THOUSANDS)
Silver Hills Healthcare    NV        Covenant Care, Inc.                1997        $  7,387
  Center
Silver Ridge Healthcare    NV        Covenant Care, Inc.                1997           9,500
  Center(5)
University Park Nursing    IN        Covenant Care, Inc.                1998           4,957
  Center
Versailles Health Care     OH        Covenant Care, Inc.                1998           6,463
  Center
Villa Fairborn             OH        Covenant Care, Inc.                1998           6,487
Villa Georgetown           OH        Covenant Care, Inc.                1998           6,463
Villa Springfield          OH        Covenant Care, Inc.                1998           5,337
                                                                                    --------
        Total Skilled Nursing Facilities                                            $ 92,114
                                                                                    --------
          CORE GROUP PORTFOLIO TOTAL                                                $875,168
                                                                                    ========

                               ANNUAL             CURRENT
                                BASE              TERM OF
      DESCRIPTION         RENT/INTEREST(2)   LEASE/MORTGAGE(3)
      -----------         ----------------   -----------------
                                 (DOLLARS IN THOUSANDS)
Silver Hills Healthcare       $   637            2008
  Center
Silver Ridge Healthcare           824            2009
  Center(5)
University Park Nursing           453            2013
  Center
Versailles Health Care            591            2013
  Center
Villa Fairborn                    593            2013
Villa Georgetown                  591            2013
Villa Springfield                 488            2013
                              -------
        Total Skilled Nu      $ 8,457
                              -------
          CORE GROUP POR      $92,566
                              =======

---------------

 (1) Reflects gross investment or total investment commitment.

 (2) Reflects contract rate of annual base rent or interest received or estimated to be received upon completion of construction or investment. For multi-tenant medical office/clinic facilities, annual base rent reflects the sum of the contract rate of base rent for individual tenants of each respective facility as of March 15, 1999.

 (3) The leases and mortgages generally provide the lessees with renewal options to extend the term of the leases or mortgages beyond the primary term.

 (4) Kendall Regional Medical Center (Kendall) is leased to a subsidiary of Columbia/HCA Healthcare Corporation (Columbia). Pursuant to the terms of the lease, Columbia has exercised its option to purchase Kendall at fair market value. See the Notes to the Consolidated Financial Statements, Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, the Notes to the Core Group Combined Financial Statements and Management's Discussion and Analysis of Core Group Combined Financial Condition and Results of Operations in this Annual Report on Form 10-K for additional information.

 (5) Currently under construction.

 (6) Investment held in the form of a mortgage rather than owned by the Company.

 (7) Casa Blanca Clinic represents four separate facilities leased together under a single master-lease. Fannin Medical Buildings represent two separate facilities master-leased to affiliated tenants under separate leases, one of which expires in 2004 and the other in 2006. Emerson Medical Office Building/Surgery Center represents two separate facilities, one of which is master-leased and expires in 2013 and the other leased to multiple tenants with various lease terms.

 (8) Multi-tenant medical office/clinic facility with various lease terms.

 (9) Property manager.

(10) Excludes multi-tenant medical office/clinic facilities.

     See the Notes to the Consolidated Financial Statements, the Notes to the Core Group Combined Financial Statements and Schedule III -- Real Estate and Accumulated Depreciation included in this Annual Report on Form 10-K for additional information regarding the Core Group Facilities and for the carrying value and accumulated depreciation of the Core Group Facilities.

THE PSYCHIATRIC GROUP

     The Psychiatric Group's portfolio of psychiatric hospital investments consists of two psychiatric hospitals owned by the Company (one of which has been closed) (the "Psychiatric Hospitals"). As of December 31,

1998, the net book value of the Psychiatric Group total assets was $7 million. All of the Psychiatric Group's real estate assets at that date were held in fee.

     The Psychiatric Hospitals provide a wide range of inpatient and outpatient care for children, adolescents and adults, including specialized care relating to eating disorders, substance abuse and psychiatric illness. Fundamental changes in the psychiatric industry in recent years have reduced the operating cash flow at the Psychiatric Hospitals. These changes have had, and may continue to have, an adverse effect on the results of operations of the one remaining Psychiatric Hospital operator and borrower. As a result, the one remaining Psychiatric Hospital operator has had, and may continue to have, difficulty meeting its payment obligations to the Psychiatric Group. See "Management's Discussion and Analysis of Psychiatric Group Combined Financial Condition and Results of Operations -- Operating Results -- Analysis of Psychiatric Group" included elsewhere herein.

     The following is a listing of the Psychiatric Group portfolio of investments as of March 15, 1999.

                          PSYCHIATRIC GROUP HOSPITALS

                                                           YEAR
                                                         ACQUIRED/       TOTAL          ANNUAL       CURRENT TERM
      DESCRIPTION        LOCATION        OPERATOR         FUNDED     INVESTMENT(1)   BASE RENT(2)      OF LEASE
      -----------        --------        --------        ---------   -------------   ------------    ------------
                                                                        (DOLLARS IN THOUSANDS)
Northpointe                 FL             (3)             1990           1,300         (3)(4)             (3)
Sunrise Regional            FL     Health Systems          1990           3,402            720(4)        2003(6)
  Medical Center                     America, Inc.(5)
                                                                        -------         ------
         Total Psychiatric Hospitals                                    $ 4,702         $  720
                                                                        =======         ======

---------------
(1) Reflects gross investment less write-downs.

(2) Reflects contract rate of annual base rent.

(3) The Northpointe property has been vacant since mid-1997 and the Company incurs ongoing costs for maintenance and security of the property while it continues to seek alternate uses or a buyer for the property. See the Notes to the Consolidated Financial Statements, Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, the Notes to the Psychiatric Group Combined Financial Statements, and Management's Discussion and Analysis of Psychiatric Group Combined Financial Condition and Results of Operations in this Annual Report on Form 10-K for additional information.

(4) Actual rent received for the year ended December 31, 1998 for Northpointe and Sunrise Regional Medical Center was $0 and $855,000, respectively.

(5) Health Systems America, Inc. is the operator and Sunrise Regional Medical Center, Ltd. is the lessee of Sunrise Regional Medical Center.

(6) The lease provides the lessee with renewal options to extend the term of the lease beyond the primary term.

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

LEASES AND MORTGAGE LOANS

     As of March 15, 1999, the Company owned 13 Acute Care Hospitals, two Psychiatric Hospitals, three Rehabilitation Hospitals, seven Assisted Living Facilities (three of which are under construction), one of the Long-Term Acute Care Hospitals, 16 Skilled Nursing Facilities, (one of which is under construction) and four Alzheimer's Care Facilities (two of which are under construction), which are collectively referred to herein as the "Leased Properties" or individually as a "Leased Property". The Company also owns

17 Medical Office/Clinic Facilities (one of which is under construction) which are collectively referred to herein as the "Leased MOB Properties".

     The leases for the Leased Properties provide for base rental rates that generally range from 8.5% to 13.6% per annum of the acquisition price less write-downs of the related Leased Property. Rental rates vary by lease, taking into consideration many factors, including, but not limited to, credit of the lessee, operating performance of the Leased Property, interest rates, and location, type and physical condition of the Leased Property. The leases provide for additional rents that are generally based upon a percentage of increased revenues over specified base period revenues of the related Leased Properties.

     The obligations under the leases are generally guaranteed by the parent corporation of the lessee, if the lessee is a subsidiary, or have some other form of credit enhancement such as a letter of credit or a security deposit. Certain of the Company's leases are with subsidiaries of the operators described above and are non-recourse to such operators. Approximately 60% of the Company's property revenues for the year ended December 31, 1998 were secured by corporate guarantees. Also, as of December 31, 1998, letters of credit from commercial banks and cash deposits aggregating $17.2 million were available to the Company as security for lease and construction development obligations.

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

  Core Group Facilities

     Acute Care Hospitals. The Acute Care Hospital leases provide for a fixed term of five to 17 years and one or more renewal options of from five to ten years each. In addition to monthly base rent, all of the Acute Care Hospital leases provide for the quarterly payment of additional rent in an amount equal to (i) a specified percentage of the amount by which the gross revenues (as defined) attributable to the Leased Property for the year exceeded the gross revenues derived from such Leased Property during a specified base year ("Excess Gross Revenues") up to a designated dollar amount (the "Transition Amount"). Should the Transition Amount be reached in any year, additional rent is equal to a reduced percentage of the Excess Gross Revenues for the remainder of such year.

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

     Six of the Acute Care Hospitals are operated by subsidiaries of American Medical International, Inc. ("AMI"), a subsidiary of Tenet, under long-term leases with the Company, which comprised 42% of the Core Group's total revenues for the year ended December 31, 1998. AMI has guaranteed certain obligations of its subsidiaries under such leases and each such lease is cross-defaulted to the other AMI leases. Five of the AMI leases grant to AMI the option, exercisable on not less than six months nor more than 24 months notice, to purchase the Leased Property upon the expiration of any term of the lease at the Fair Market Value of the Leased Property at the expiration of said term. For purposes of the preceding sentence, "Fair Market Value" means the price that a willing buyer not compelled to buy would pay to a willing seller not compelled to sell for such property at the applicable expiration less the portion of such price attributable to capital additions paid for by AMI. The determination of such price will take into account (i) that the applicable lease is assumed not to be in effect on the Leased Property and (ii) that the seller of such Leased Property must pay for title insurance and closing costs.

     One of the Acute Care Hospitals, Kendall, is leased to a subsidiary of Columbia. Pursuant to the terms of the lease, Columbia has exercised its option to purchase Kendall at the fair market value of the Leased Property. See the Notes to the Consolidated Financial Statements, Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, the Notes to the Core Group Combined Financial Statements and Management's Discussion and Analysis of Core Group Combined Financial Condition and Results of Operations in this Annual Report on Form 10-K for additional information.

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

     Rehabilitation Hospitals. The Rehabilitation Hospital leases provide for an initial term of ten years and three renewal periods of five years each, except in the case of the HealthSouth MountainView Rehabilitation Hospital lease, which provides for two renewal periods of ten years each and a third renewal period of up to fifteen years. In addition to monthly base rent, the Rehabilitation Hospital leases provide for the quarterly payment of additional rent in an amount equal to a specified percentage of Excess Gross Revenues. The Rehabilitation Hospital leases each grant to the operator the option to purchase the Rehabilitation Hospital upon expiration of any term of the lease at the greater of the fair market value of, or the Company's cost basis in, the Rehabilitation Hospital at the expiration of said term.

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

     The Company has also entered into a conditional commitment to develop up to five assisted living facilities, each of which will be managed and operated by a subsidiary of Balanced Care Corporation ("Balanced Care"). An entity independent of both Balanced Care and the Company will lease each such facility for a term commencing upon completion of construction and ending ten years thereafter. Each such lease will also provide three five-year renewal terms at the option of the tenant. The Balanced Care leases set forth monthly base rent payments that escalate each year of the lease based upon an adjustment factor related to inflation. Balanced Care has an option to acquire the equity interests of the tenant, the leasehold interest and other assets of the tenant and a right of first offer to purchase the properties that are the subject of a lease. In addition, the tenant under the Balanced Care lease has the option to purchase all of the leased properties in a pool in 2008 with such option extended by five years if the option for extension of the term of the leases is exercised by tenant. Balanced Care has committed to provide working capital support for each tenant, including support for rental obligations owed to the Company. Each lease entered into under the Company's development commitment for these facilities will be cross-defaulted to the other executed leases. Three facilities have commenced construction. Two of these facilities will be completed during the second quarter of 1999 while the third facility is anticipated to be completed during the third quarter of 1999.

     Long-Term Acute Care Hospitals. The Long-Term Acute Care Hospital that is owned by the Company is leased to an affiliate of SCCI Health Services Corporation ("SCCI") pursuant to a ten-year lease. This lease provides for monthly payments of base rent along with quarterly payments of additional rent in an amount equal to a specified percentage of Excess Gross Revenues. The participation rate in Excess Gross Revenues is equal to a reduced percentage upon reaching a predetermined rate of return. This lease provides the tenant with three renewal terms of ten years each and the option to purchase the property at the end of the fixed term or at the end of any extended term at the greater of (i) fair market value or (ii) the Company's total investment (as defined). The lease has been guaranteed by SCCI.

     The Company holds a mortgage on one of the Long-Term Acute Care Hospitals. The mortgage provides for an initial term of ten years and two renewal terms of ten years each. An affiliate of SCCI owns and operates this Long-Term Acute Care Hospital. SCCI has guaranteed the obligations under the mortgage and has pledged to the Company the stock of the affiliate owning the Long-Term Acute Care Hospital in order to secure its guaranty. The mortgage sets forth monthly payments of principal plus base interest as well as quarterly payments of additional interest in an amount equal to (i) net revenues (as defined) for the current year, minus (ii) net revenues for the base year (as defined), multiplied by (iii) a specified percentage.

     Skilled Nursing Facilities. Six of the Skilled Nursing Facility leases establishes an initial term of ten years and an option for three renewal terms of ten years each. Each of the other ten leases establishes an initial term of fifteen years and an option for three renewal terms of ten years each. Four of the Skilled Nursing Facilities are operated by an affiliate of RainTree Healthcare Corporation (formerly Unison Healthcare Group, Inc.) ("RainTree") and all of the leases for the RainTree facilities are cross-defaulted. Additionally, the obligations under each RainTree lease are guaranteed by RainTree and an affiliate of RainTree. The RainTree leases provide for monthly base rent, which is automatically increased by a specified percentage each year. Each of the RainTree Skilled Nursing Facility leases provides the tenant with an option to purchase the property at the end of the fixed term or the end of any extended term at the greater of fair market value or the total investment cost (as defined), provided that the option to purchase the property is simultaneously exercised on each of the Skilled Nursing Facilities operated by the tenant. The RainTree leases also provide the tenant with a right of first refusal to purchase the property on the same terms and conditions as received by and acceptable to the Company.

     Twelve Skilled Nursing Facilities are operated by an affiliate of Covenant Care, Inc. ("Covenant Care"). Certain of the leases for these facilities are cross-defaulted and the obligations under each Covenant Care lease is guaranteed by Covenant Care. Two of the Covenant Care leases set forth monthly base rent payments plus quarterly additional rent payments in an amount equal to (i) net revenues (as defined) for the current year, minus (ii) net revenues for the base year (as defined), multiplied by (iii) a specified percentage. Ten of the Covenant Care leases provide for monthly base rent plus additional rent payable quarterly in an amount equal to the sum of (i) additional rent for the immediately preceding year and (ii) an amount equal to a specified percentage of the sum of base rent and additional rent payable for the immediately preceding year. The Covenant Care leases provide the tenant with a right of first refusal to purchase the properties at a purchase price equal to the greater of fair market value or the total investment cost (as defined) for unsolicited offers to sell by the Company or equal to the greater of the total investment cost or the purchase price contained in any offer to purchase received by and acceptable to the Company.

     Medical Office/Clinic Facilities. Ten of the medical office/clinic facilities are master leased to Columbia/HCA Healthcare Corporation, Casa Blanca Clinic, a physician practice group managed by PhyCor, Inc., Wellpoint Health Networks, Inc., Murfreesboro Medical Clinic, Mercy Medical Center, Inc. and Medical Partners Surgery Center, Ltd. for remaining terms ranging from six to fifteen years. Six of the medical office/clinic facilities are leased to multiple tenants for remaining terms ranging from one to ten years. One of the medical office/clinic facilities is master-leased for a five-year remaining term to a partnership consisting of 22 physicians who are the primary tenants of the building.

     Alzheimer's Care Facilities. The Alzheimer's Care Facility leases provide for a ten-year initial term with three renewal periods of ten years each. The Alzheimer's Care Facilities are leased to affiliates of Pine Haven Health Care II, Inc. and provide for monthly base rent plus additional rent payable quarterly in an amount equal to the sum of (i) additional rent for the immediately preceding year and (ii) an amount equal to a specified percentage of the sum of base rent and additional rent payable for the immediately preceding year. The leases provide the tenant with the option to purchase the property at the end of the fixed term or at the end of any extended term at a purchase price equal to the greater of the fair market value or total investment cost (as defined). The Company has also entered into a commitment to develop up to seven additional Alzheimer's care facilities to be operated and leased by Pine Haven Health Care II, Inc. on substantially similar terms.

  Psychiatric Group Facilities

     Psychiatric Hospitals. The lease for one of the owned Psychiatric Hospitals provides for an initial term expiring in 2003 with three renewal periods, one for five years followed by two for ten years each. The other Psychiatric Hospital has been vacant since mid-1997.

     The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in the periodic restructuring of psychiatric operator payment obligations, the closing of one psychiatric hospital and significant impairment losses on psychiatric investments, including an $11 million charge in 1997 and a $5.6 million charge in 1998. At December 31, 1998, the aggregate carrying value of the Company's psychiatric properties was $5,131,000. The Northpointe property has been vacant since mid-1997 and has a carrying value of $1,300,000. The Company incurs ongoing costs for maintenance and security of the property while it continues to seek alternate uses or a buyer for the property. The operator of the Rock Creek Center (RCC) experienced continuing financial and operational difficulties over the past several years, and at the end of 1998, the operator was in default on its obligations to the Company. As a result, the carrying value of the RCC property was written down to $1,200,000 and the Company's net investment in related notes and various other obligations owed to it by the operator of RCC were totally written off. Subsequent to year-end in February 1999, the Company sold its total RCC investment for a cash price of $2.5 million. At December 31, 1998, the Sunrise Regional Medical Center (Sunrise) property had a carrying value of $2,631,000. In September 1998, a new operator assumed all operational responsibility for the hospital and entered into a new five-year lease with effective monthly rent of $60,000. Although the new operator has fulfilled its obligations to the Company under the lease so far, the new operator has experienced cash flow difficulties primarily as a result of delays in obtaining Baker Act certification. As a result, the Company provided the operator with a $200,000 working capital loan at the end of 1998, and subsequent to year-end, the operator requested $700,000 of additional working capital loans. Although this request is still being evaluated, the Company likely will provide the additional loans. The Company cannot be assured that the operator will be successful and, if it were to cease operations, an impairment charge to reduce the carrying value of the Sunrise property and any related outstanding working capital loans would be likely. The Company will continue to encourage the operator to pursue financing alternatives that might enable it to acquire the property and repay its borrowings from the Company.

     Dividends on the Company's Psychiatric Group Depositary Shares are determined each quarter based upon the operating results of the Company's Psychiatric Group. It continues to be the policy of the Board to maintain a dividend payout ratio for each quarter in excess of 90 percent of the Psychiatric Group's funds from operations for the related quarter, when possible. With the disposition of the RCC investment in February 1999, the Sunrise investment is currently the sole income-producing property of the Company's Psychiatric Group and the operator of Sunrise is experiencing cash flow difficulties. Therefore, commencing in the second quarter of 1999, the Psychiatric Group's funds from operations may not be sufficient to permit the payment of a dividend on the Psychiatric Group Depositary Shares.

     The Company intends to periodically evaluate the financial position of the Psychiatric Group, including an assessment of the potential cash requirements of the Psychiatric Group and the appropriate use of the proceeds from the February 1999 sale of the RCC investment. Initially, proceeds from the RCC disposition, net of closing costs and applicable reserves, will be retained by the Psychiatric Group to defray its ongoing costs, including the potential long-term costs of carrying the two remaining Psychiatric Group properties. The Psychiatric Group may continue to retain such proceeds or, alternatively, may distribute a portion of such net proceeds to holders of Psychiatric Group Depositary Shares, in cash or Core Group Common Stock, either by dividend or in connection with redemption of the Psychiatric Group Depositary Shares. Should the Board of Directors of the Company decide that the remaining Psychiatric Group portfolio and operations are not consistent with a separate public security, the Board may elect to redeem the outstanding Psychiatric Group Depositary Shares in cash or in exchange for shares of Core Group Common Stock. Under the terms of the Certificate of Designations for the Psychiatric Group Preferred Stock and the Deposit Agreement providing for issuance of Depositary Receipts (Psychiatric Group Depositary Shares) each representing one-tenth of one share of the Psychiatric Group Preferred Stock, the Company has the right to redeem all outstanding Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, for cash (or in exchange for newly issued shares of Core Group Common Stock) at a premium generally ranging from 5% to 15% over the value of the Psychiatric Group Depositary Shares. Since an exchange or redemption of the Psychiatric Group Depositary Shares may be at a premium to the then current market price of the Psychiatric Group Depositary Shares, and since the Board could determine to effect such an exchange or redemption at a time when either or both the Core Group Common Stock and the Psychiatric Group Depositary Shares may be considered to be overvalued or undervalued, the exchange or redemption could be disadvantageous to the holders of the Core Group Common Stock or the Psychiatric Group Depositary Shares.

     For a fuller discussion of the Company's Psychiatric Group investments and certain issues facing the operators of the Company's Psychiatric Group Facilities, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Operating Results -- Future Operating Results" and "Management's Discussion and Analysis of Psychiatric Group Combined Financial Condition and Results of Operations -- Operating Results -- Future Operating Results" included elsewhere herein.

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

     Management of the Company likewise believes that the multi-tenant medical office/clinic facilities in which it has invested (the "Multi-Tenant Facilities" and, together with the Single-Tenant Facilities, the "Facilities") are well-positioned in their markets. These Multi-Tenant Facilities compete with other medical office buildings for tenants based upon the amenities they offer and their proximity to acute care hospitals and other health care facilities.

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

     Psychiatric Hospitals. In addition to the licensing, certificate of need and Medicare/Medicaid rules and regulations, there are a number of specific federal and state laws affecting psychiatric hospitals, such as the regulation of civil commitments of patients, admitting procedures, and disclosure of information regarding patients being treated for chemical dependency. Many states have adopted a "patient's bill of rights" which sets forth standards governing the treatment of patients of psychiatric hospitals, such as using the least restrictive treatment method, allowing patient access to telephone and mail, allowing a patient to see a lawyer, and requiring the patient to be treated with dignity. The lessee of the Sunrise Regional Medical Center receives payments for patient care from the federal Medicare program for elderly and disabled patients, private insurance carriers, employers, Blue Cross or Blue Shield plans, health maintenance organizations, preferred provider organizations and directly from patients.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

                   NAME                     AGE                    OFFICE
                   ----                     ---                    ------
Joseph P. Sullivan........................   56  Chairman of the Board of Directors,
                                                 President and Chief Executive Officer
Michael J. McGee..........................   43  Senior Vice President, Chief Financial
                                                 Officer and Treasurer
Steven A. Roseman.........................   40  Senior Vice President, General Counsel and
                                                 Secretary
C. Gregory Schonert.......................   44  Senior Vice President and Chief
                                                 Development Officer

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

                                                                  PSYCHIATRIC GROUP DEPOSITARY
                                           COMMON STOCK                      SHARES
                                     -------------------------    ----------------------------
                                                       CASH                            CASH
                                                     DIVIDENDS                      DIVIDENDS
              QUARTER                HIGH    LOW     DECLARED     HIGH      LOW      DECLARED
              -------                ----    ----    ---------    -----    -----    ----------
1998
4th................................  $24     $19 7/8  $.5650      $  3 13/16 $  1 3/8   $.095
3rd................................   26 3/4  21 1/2   .5450        16        1 1/2    .350
2nd................................   28 1/4  24 3/4   .5450        18 1/2   14 7/8    .640
1st................................   29      26       .5450        18       14 5/8    .640

1997
4th................................  $28     $24      $.5450      $ 17     $ 14 3/4   $.620
3rd................................   25 15/16  24 7/16   .5250     18 7/8   14 3/4    .620
2nd................................   26 3/8  23       .5250        19 3/8   16 1/2    .630
1st................................   26      22 7/8   .5250        19 5/8   15 1/2    .750

     On July 24, 1998, a special dividend was paid to Psychiatric Group Depositary shareholders of record on July 17, 1998 in the form of the Company's Common Stock. Each holder of Psychiatric Group Depositary Shares received 0.4 of a share of Common Stock, valued at $10.37628, for each one Psychiatric Group Depositary Share.

     As of March 12, 1999, the reported high and low sales prices (i) for the Company's Common Stock for 1999 were $21 15/16 and $17 7/16, respectively, and
(ii) for the Company's Psychiatric Group Depositary Shares for 1999 were $2 3/4 and $1 1/32, respectively. As of March 12, 1999, there were approximately (i) 4,054 holders of record and 24,984,422 shares outstanding of the Company's Common Stock, and (ii) 2,733 holders of record and 2,083,931 shares outstanding of the Company's Psychiatric Group Depositary Shares.

     In general, cash dividends on the Company's Common Stock and Psychiatric Group Stock are limited by the Company's unsecured revolving credit agreement to 95% of cash flow available for debt service, less interest expense, plus gains on asset dispositions and certain proceeds from the disposition of Psychiatric Group assets.

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

     Dividends on the Common Stock and the Psychiatric Group Stock will be limited to the available dividend amount attributable to the Core Group and the Psychiatric Group, respectively. The available dividend amount is similar to the amount that would be legally available under Delaware law for the payment of dividends by the Core Group or the Psychiatric Group, as the case may be, if such Group were a separate Delaware corporation. There can be no assurance that there will be an available dividend amount with respect to either Group. As of December 31, 1998, the available dividend amount attributable to the Core Group, after payment of dividends on the Series B Preferred Stock, and the Psychiatric Group as of that date was at least $303.5 million and $6.4 million, respectively. All dividends on the Series B Preferred Stock and Common Stock will be deemed to be out of the Core Group's funds and all dividends on Psychiatric Group Stock will be deemed to be out of the Psychiatric Group's funds.

     Dividends on Series B Preferred Stock, the Common Stock and the Psychiatric Group Stock will be further limited to the amount of funds of the Company legally available under Delaware law for the payment of dividends by the Company on its capital stock. As of December 31, 1998, the funds of the Company legally available for the payment of dividends would have been at least $309.9 million. Payments of dividends on any of the Series B Preferred Stock, the Common Stock or the Psychiatric Group Stock will decrease the amount of funds legally available for the payment of dividends on the Series B Preferred Stock, the Common Stock and the Psychiatric Group Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     Set forth below for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 are (a) selected consolidated financial data with respect to the Company,
(b) selected combined financial data for the Core Group, and (c) selected combined financial data for the Psychiatric Group. The selected financial data should be read in conjunction with the Consolidated, Core Group Combined and Psychiatric Group Combined Financial Statements and accompanying Notes included elsewhere herein.

                                                               CONSOLIDATED
                                                         YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------
                                             1998       1997       1996       1995       1994
                                           --------   --------   --------   --------   --------
                                                              (IN THOUSANDS)
Revenues.................................  $112,722   $ 93,465   $ 88,924   $ 91,230   $ 87,027
Income before extraordinary item
  attributable to Core Group Common Stock
  and Psychiatric Group Depositary
  Shares(1)..............................  $ 37,865   $ 36,636   $ 44,379   $ 42,381   $  9,693
Cash flows from operating activities.....  $ 82,570   $ 70,156   $ 61,241   $ 57,471   $ 54,984
Total assets.............................  $753,842   $690,572   $577,882   $586,316   $579,503
Total debt...............................  $308,936   $$243,813  $207,101   $207,378   $245,663
Stockholders' equity.....................  $410,865   $414,961   $345,139   $353,060   $307,501

                                                                CORE GROUP
                                                         YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------
                                             1998       1997       1996       1995       1994
                                           --------   --------   --------   --------   --------
                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues.................................  $107,549   $ 86,302   $ 81,429   $ 82,913   $ 75,680
Income before extraordinary item
  attributable to common shares..........  $ 43,045   $ 42,554   $ 38,800   $ 36,107   $ 32,548
Basic per share amounts --
  Income before extraordinary item
     attributable to common shares.......  $   1.77   $   1.81   $   1.65   $   1.69   $   1.56
  Weighted average common shares.........    24,379     23,505     23,453     21,356     20,835
Diluted per share amounts --
  Income before extraordinary item
     attributable to common shares.......  $   1.75   $   1.80   $   1.65   $   1.69   $   1.56
  Weighted average common shares and
     dilutive potential common shares....    24,605     23,703     23,558     21,421     20,881
Cash flows from operating activities.....  $ 76,891   $ 63,822   $ 54,841   $ 50,413   $ 46,258
Dividends declared per common share......  $   2.20   $   2.12   $   2.04   $   1.99   $   1.88
Total assets.............................  $746,995   $652,132   $527,979   $536,199   $528,686
Total attributed debt....................  $309,116   $243,813   $207,101   $207,378   $245,663
Total attributed equity..................  $404,480   $378,268   $297,176   $304,947   $259,199

                                                            PSYCHIATRIC GROUP
                                                         YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------
                                             1998       1997       1996       1995       1994
                                           --------   --------   --------   --------   --------
                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues.................................  $  6,002   $  8,716   $  9,174   $ 10,346   $ 15,388
Net income (loss)(1).....................  $ (5,180)  $ (5,918)  $  5,579   $  6,274   $(22,855)
Basic per share amounts --
  Net income (loss)(1)...................  $  (2.49)  $  (2.84)  $   2.68   $   3.01   $ (10.97)
  Weighted average depositary shares.....     2,084      2,084      2,084      2,086      2,084
Diluted per share amounts --
  Net income (loss)(1)...................  $  (2.49)  $  (2.84)  $   2.67   $   3.00   $ (10.97)
  Weighted average depositary shares and
     dilutive potential depositary
     shares..............................     2,084      2,084      2,093      2,091      2,084
Cash flows from operating activities.....  $  5,679   $  6,334   $  6,400   $  7,058   $  8,726
Dividends declared per depositary
  share..................................  $   1.73   $   2.62   $   2.80   $   3.20   $   4.16
Total assets.............................  $  7,027   $ 50,994   $ 63,261   $ 64,555   $ 80,245
Total attributed debt....................  $     --   $ 12,554   $ 13,358   $ 14,438   $ 29,428
Total attributed equity..................  $  6,385   $ 36,693   $ 47,963   $ 48,113   $ 48,302

---------------

(1) Includes impairment loss of $8,330 in 1998, $11,000 in 1997 and $30,000 in 1994 on Psychiatric Group real estate and notes receivable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Following is a discussion of the consolidated financial condition and results of operations of the Company, which should be read in conjunction with
(a) the consolidated financial statements and accompanying notes of the Company and (b) management's discussion and analysis of financial condition and results of operations of the Core Group and the Psychiatric Group included elsewhere herein.

     Factors Regarding Future Results and Forward-Looking Statements. This report includes and incorporates by reference statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this report, including without limitation statements regarding rent or interest to be received from the Company's operators and tenants, the ability of an operator to continue operations of a psychiatric facility, plans with respect to individual facilities, expectations with respect to the specific terms of leases or sales of the Company's facilities, the Company's anticipated dividends, the potential redemption of the Psychiatric Group Depositary Shares, the Company's liquidity position, projected expenses associated with operating or maintaining individual properties, the Company's ability to realize the recorded amounts of its investments and the potential effect of new or existing regulations on the operations conducted at the Company's facilities, are forward-looking statements. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

     Certain factors that could cause actual results to differ materially from those expected include, among others: the financial success of the operations conducted at the Company's facilities and the financial strength of the operators and tenants of such facilities, the continuing ability of operators and tenants to meet their obligations to the Company, changes in operators or ownership of operators, the ability of operators and tenants to access short and long-term capital at acceptable rates, the viability of alternative uses for the Company's properties when necessary, changes in government policy relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' and tenants' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third-party payors, the impact of managed care pricing pressures, the requirement to provide care on a fixed-price basis, lower occupancy levels at the Company's facilities, the Company's ability to complete the proposed disposition of the Kendall Regional Medical Center property as a successful 1031 exchange in which the Company acquires investments providing a comparable rate of return, a downturn in market lease rates for medical office space, disruptions caused by the failure of the Company or its vendors, operators, lessees or borrowers, or the payors or other third parties upon which they are dependent, to resolve any Year 2000 Issues affecting their respective operations, higher than expected costs associated with the maintenance and operation of the Company's medical office/clinic facilities, higher than expected turnover at the Company's medical office/clinic facilities, a reduction in demand for the services provided at the Company's facilities, the strength and financial resources of the Company's competitors, the availability and cost of capital, the Company's ability to make additional real estate investments at attractive yields, the adoption of new accounting standards and changes in tax laws and regulations affecting real estate investment trusts. For a further discussion of such factors, see "-- Future Operating Results" herein.

OPERATING RESULTS

  1998 Compared to 1997

     In 1998, the Company reported income before extraordinary item attributable to Core Group Common Stock and Psychiatric Group Depository Shares of $37,865,000, which included an impairment loss on psychiatric real estate and notes receivable of ($8,330,000), compared with $36,636,000 in 1997, which included an impairment loss on psychiatric real estate and notes receivable of ($11,000,000). In 1998, the Company reported net income attributable to Core Group Common Stock and Psychiatric Group Depositary Shares of $37,865,000 compared with $25,209,000 in 1997. An extraordinary loss on debt prepayment of ($11,427,000) was reported in 1997. See the Consolidated Statements of Operations for the comparative gross and per share amounts attributable to the Core Group Common Stock and the Psychiatric Group Depositary Shares.

     Rental income was $92,110,000 in 1998 an increase of $19,873,000 or 28% from $72,237,000 in 1997. This increase was primarily attributable to rental income from new Core Group properties acquired subsequent to the first quarter of 1997. These property additions also resulted in an increase in depreciation and amortization of $5,450,000 or 34% to $21,354,000 in 1998 compared with $15,904,000 in 1997.

     Mortgage interest income was $3,542,000 in 1998, a decrease of $2,747,000 or 44% from $6,289,000 in 1997. On July 1, 1998, the Company received $35 million as payment in full of its Psychiatric Group's two Four Winds mortgage loans resulting in a decrease in mortgage interest income in 1998. The decrease is partially offset by interest income from a Core Group mortgage note receivable which was funded in the second quarter of 1997.

     Additional rental and interest income was $14,098,000 in 1998, an increase of $1,600,000 or 13% from $12,498,000 in 1997. The increase in additional rental and interest income was attributable to increases in additional rent/interest of $1,513,000 from acute care properties, $140,000 from long-term care properties and $71,000 from psychiatric properties, partially offset by a $124,000 decrease in additional rent from rehabilitation properties.

     Other property income of $2,099,000 in 1998 primarily represents property operating expense reimbursements and parking revenue from medical office/clinic facility tenants.

     Other interest income decreased $1,381,000 or 61% to $873,000 in 1998 from $2,254,000 in 1997. The decrease in other interest income in 1998 resulted primarily from lower investable cash balances and a lower average balance of direct financing leases during 1998 compared to 1997. Investable cash balances were significantly higher during the first quarter of 1997 due to the temporary investment of a portion of the proceeds of a public debt offering in late January 1997 until used to prepay the Company's private placement debt in late February 1997 after the prepayment notice period had expired. The decrease was partially offset by interest income from a subordinated note receivable due from the operator of an Alzheimer's care facility, which was funded during the second quarter of 1998, and interest income from the net proceeds of the Four Winds loans payoff during the month of July until such proceeds were used to execute a special dividend to holders of Psychiatric Group Depositary Shares on July 24, 1998.

     Property operating expense was $5,769,000 in 1998, an increase of $5,245,000 from $524,000 in 1997. Approximately $4,985,000 of this increase was attributable to operating expenses of Core Group medical office/clinic facilities acquired subsequent to the first quarter of 1997 and $260,000 of the increase was attributable to costs related to the protection and maintenance of a closed psychiatric property in Florida.

     Interest expense was $21,609,000 in 1998, an increase of $1,950,000 or 10% from $19,659,000 in 1997. This increase was primarily attributable to a higher average balance of bank credit facility borrowings and the assumption of two mortgage loans in connection with the acquisition of medical office/clinic facilities. The increase was partially offset by a higher level of capitalized interest in 1998 compared to 1997 and a lower weighted average effective interest rate on debt during 1998.

     General and administrative expenses were $9,006,000 in 1998, an increase of $1,006,000 from $8,000,000 in 1997. This variation was primarily attributable to hiring of additional personnel, expansion of property management capabilities, higher compensation and benefits expense and increases in travel, legal and consulting expenses.

  1997 Compared to 1996

     In 1997, the Company reported income before extraordinary item attributable to Core Group Common Stock and Psychiatric Group Depositary Shares of $36,636,000, which included an impairment loss on psychiatric investments of ($11,000,000), compared with $44,379,000 in 1996. An extraordinary loss on debt prepayment of ($11,427,000) was reported in 1997. The Company reported net income attributable to Core Group Common Stock and Psychiatric Group Depositary Shares of $25,209,000 in 1997 compared with $44,379,000 in 1996. See the
Consolidated Statements of Operations for the comparative gross and per share amounts attributable to the Core Group Common Stock and the Psychiatric Group Depositary Shares.

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

     The Company's Board and management are monitoring the effect of the Budget Act and other regulatory activities on the Company's facilities and potential changes to reimbursement programs closely. The Company believes that the changes effected by the Budget Act and changes proposed at the federal and state level may pose risks for certain institutions and physician groups that are unwilling or unable to respond. At the same time, the Company believes that this changing health care environment will provide the Core Group with new opportunities for investment.

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

     Kendall Regional Medical Center (Kendall) is leased to a subsidiary of Columbia/HCA Healthcare Corporation (Columbia). Aggregate revenues from the lease, which was originally scheduled to mature in February 1999, were approximately $10.3 million in 1998, or 9% of the Company's total revenues. Pursuant to the terms of the lease, Columbia has exercised its option to purchase Kendall at fair market value. The purchase price of $105 million will be paid in cash, or at the option of the Company, a combination of cash and debt relief. The Company currently intends to effect the transaction as a "deferred like-kind" 1031 exchange for tax purposes. The first part of the exchange, the transfer of Kendall to Columbia, is currently scheduled to occur on April 15, 1999. The Company would complete the exchange by acquiring new investment properties within the time limits imposed by federal tax law, if possible. If the Company is successful in identifying and closing on a sufficient amount of new investments within the required time limits, the Company should not recognize current taxable gain as a result of the transaction. In that event, there should be no impact on the Company's REIT distribution requirements. Even though the Company may not recognize gain on the transaction for tax purposes, the Company expects to be able to recognize a gain of over $50 million for book purposes. The Company cannot be assured that total revenues generated by new investments acquired to effect the exchange will equal the annual revenues currently generated by the Kendall investment, nor is it certain that the Company will complete the transaction as an exchange. If the Company does not complete the transaction as an exchange, the amount of the Company's tax liability, the impact on its REIT distribution requirements and the amount of gain, net of taxes, if any, recognized for book purposes would depend on the amount of gain recognized for tax purposes, any losses recognized by the Company on sales of other assets and various tax elections available to the Company.

     The future operating results of the Company will be affected by additional factors including the amount, timing and yield of additional real estate investments and the competition for such investments. Operating results also will be affected by the availability and terms of the Company's future equity and debt financing. The Company's financing strategy to facilitate future growth includes initiatives intended to reduce its cost of capital over time and enhance its liquidity and financial flexibility. The Company's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company manages its market risk by matching projected cash inflows from operating properties, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. Although in the past, the Company has occasionally utilized derivative financial instruments for hedging purposes, and may do so in the future in certain circumstances, generally the Company does not utilize derivative financial instruments for hedging purposes and does not use such instruments for trading purposes. The Company utilizes debt and equity financing primarily for the purpose of making additional investments in health care facilities. Historically, the Company has made short-term variable rate borrowings under its unsecured revolving credit agreement to initially fund its acquisitions until market conditions were appropriate, based on management's judgement, to issue equity or fixed rate debt to provide long-term financing. Changes in interest rates on fixed rate debt generally affect fair market value, but not earnings or cash flows. The Company's ability to prepay fixed rate debt prior to maturity is generally limited, therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the maturity of such debt. The Company's earnings and cash flows are affected by changes in interest rates affecting its variable rate borrowings under its bank credit facility. At December 31, 1998, the Company had $69 million of such variable rate borrowings outstanding at a weighted average interest rate of 6.0%. Assuming this balance were to remain constant, each one percentage point increase or decrease in the weighted average interest rate on such variable rate borrowings would result in a corresponding increase or decrease in interest expense for 1999 of approximately $690,000. This estimate does not consider the effects of the change in the level of overall economic activity that could exist in such an environment of changing interest rates. Further, in the event of such a change, management would likely take further actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company's financial structure.

     The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in the periodic restructuring of psychiatric operator payment obligations, the closing of one psychiatric hospital and significant impairment losses on psychiatric investments, including an $11 million charge in 1997 and a $8.3 million charge in 1998. At December 31, 1998, the aggregate carrying value of the Company's psychiatric properties was $5,131,000. The Northpointe property has been vacant since mid-1997 and has a carrying value of $1,300,000. The Company incurs ongoing costs for maintenance and security of the property while it continues to seek alternate uses or a buyer for the property. The operator of the Rock Creek Center (RCC) experienced continuing financial and operational difficulties over the past several years, and at the end of 1998, the operator was in default on its obligations to the Company. As a result, the carrying value of the RCC property was written down to $1,200,000 and the Company's net investment in related notes and various other obligations owed to it by the operator of RCC were totally written off. Subsequent to year-end, the Company sold its total RCC investment for a cash price of $2.5 million. At December 31, 1998, the Sunrise Regional Medical Center (Sunrise) property had a carrying value of $2,631,000. In September 1998, a new operator assumed all operational responsibility for the hospital and entered into a new five-year lease with effective monthly rent of $60,000. Although the new operator has fulfilled its obligations to the Company under the lease so far, the new operator has experienced cash flow difficulties primarily as a result of delays in obtaining Baker Act certification. As a result, the Company provided the operator with a $200,000 working capital loan at the end of 1998, and subsequent to year-end, the operator requested $700,000 of additional working capital loans. Although this request is still being evaluated, the Company likely will provide the additional loans. The Company cannot be assured that the operator will be successful and, if it were to cease operations, an impairment charge to reduce the carrying value of the Sunrise property and any related outstanding working capital loans would be likely. The Company will continue to encourage the operator to pursue financing alternatives that might enable it to acquire the property and repay its borrowings from the Company.

     Dividends on the Company's Psychiatric Group Depositary Shares are determined each quarter based upon the operating results of the Company's Psychiatric Group. It continues to be the policy of the Board to maintain a dividend payout ratio for each quarter in excess of 90 percent of the Psychiatric Group's funds from operations for the related quarter, when possible. With the disposition of the RCC investment subsequent to year-end, the Sunrise investment is currently the sole income-producing property of the Company's Psychiatric Group and the operator of Sunrise is experiencing cash flow difficulties. Therefore, commencing in the second quarter of 1999, the Psychiatric Group's funds from operations may not be sufficient to permit the payment of a dividend on the Psychiatric Group Depositary Shares.

     The Company intends to periodically evaluate the financial position of the Psychiatric Group, including an assessment of the potential cash requirements of the Psychiatric Group and the appropriate use of the proceeds from the sale of the RCC investment. Initially, proceeds from the RCC disposition, net of closing costs and applicable reserves, will be retained by the Psychiatric Group to defray its ongoing costs, including the potential long-term costs of carrying the two remaining Psychiatric Group properties. The Psychiatric Group may continue to retain such proceeds or, alternatively, may distribute a portion of such net proceeds to holders of Psychiatric Group Depositary Shares, in cash or Core Group Common Stock, either by dividend or in connection with redemption of the Psychiatric Group Depositary Shares. Should the Board of Directors of the Company decide that the remaining Psychiatric Group portfolio and operations are not consistent with a separate public security, the Board may elect to redeem the outstanding Psychiatric Group Depositary Shares in cash or in exchange for shares of Core Group Common Stock. Under the terms of the Certificate of Designations for the Psychiatric Group Preferred Stock and the Deposit Agreement providing for issuance of Depositary Receipts (Psychiatric Group Depositary Shares) each representing one-tenth of one share of the Psychiatric Group Preferred Stock, the Company has the right to redeem all outstanding Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, for cash (or in exchange for newly issued shares of Core Group Common Stock) at a premium generally ranging from 5% to 15% over the value of the Psychiatric Group Depositary Shares. Since an exchange or redemption of the Psychiatric Group Depositary Shares may be at a premium to the then current market price of the Psychiatric Group Depositary Shares, and since the Board could determine to effect such an exchange or redemption at a time when either or both the Core Group Common Stock and the Psychiatric Group Depositary Shares may be considered to be overvalued or undervalued, the exchange or redemption could be disadvantageous to the holders of the Core Group Common Stock or the Psychiatric Group Depositary Shares.

     Many existing information systems currently record years in a two-digit format and will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions (the Year 2000 Issue). The Company has a four-phase program to assess the impact upon the Company of the Year 2000 Issue and to remediate those Year 2000 Issues that may be discovered. The Company will monitor its progress in achieving the target completion dates established for each phase of the program. The first phase, a comprehensive inventory of the Company's internal information systems, office equipment and the embedded building control systems in the Company's multi-tenant properties, has been completed. The second phase, assessing the impact of the Year 2000 Issue with respect to the Company's internal information systems, office equipment and the embedded building control systems in the Company's multi-tenant properties, is essentially complete. The third phase, preparation and execution of a plan to remediate Year 2000 Issues identified in phases one and two, is expected to be completed during the second and third quarters of 1999. The fourth and final phase includes the development of contingency plans to address Year 2000 Issues that cannot be remediated. The timing for the fourth phase will depend upon the results of the second and third phases and, therefore, no schedule for the fourth phase can be set at this time. Since the Company is in the initial phases of its Year 2000 program, it is likewise currently unable to estimate the costs to remediate its Year 2000 Issues. The costs incurred to date have not been material and the Company does not expect the Year 2000 Issue to have a material impact on the Company's future operations or financial results.

     Vendors that provide payroll, banking, communications and property management services to the Company and the Company's operators, lessees and borrowers will also likely be affected by the Year 2000 Issue. The future operations of the Company could be disrupted and/or its financial results could be negatively impacted by the Year 2000 Issue if the Company's vendors or its operators, lessees or borrowers do not adequately address their Year 2000 Issues. As health care providers, the Company's operators, lessees and borrowers generally rely extensively on information systems, including systems for capturing patient and cost information and for billing and collecting reimbursement for health care services provided. In addition, the delivery of patient care by providers requires utilization of critical clinical systems, medical devices and equipment that could be impacted by the Year 2000 Issue. Furthermore, the Company's operators, lessees and borrowers likewise are dependent on a variety of third parties, including but not limited to, insurance companies, HMO's and other private payors, governmental agencies, fiscal intermediaries that process claims and make payments for the Medicare and Medicaid programs, utilities that provide electricity, water, natural gas and communications services and vendors of medical supplies, pharmaceuticals, clinical systems, medical devices and equipment used in patient care, all of whom must also adequately address the Year 2000 Issue. The Company is reviewing publicly filed information of, sending questionnaires to and/or contacting its vendors, operators, lessees and borrowers regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. However, it is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such vendors, operators, lessees and borrowers. Furthermore, it is not possible for the Company to determine or be assured that third parties upon which the Company's vendors, operators, lessees and borrowers are dependent will accomplish adequate remediation of their Year 2000 Issues.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 18, 1999, the Company had a remaining commitment of approximately $2.5 million to fund the development of one skilled nursing facility. The Company's remaining commitment to fund the development of three assisted living facilities was approximately $8.0 million as of March 18, 1999. The Company has a $22.5 million forward funding commitment to develop up to nine Alzheimer's care facilities to be managed by the same operator that currently manages two existing Alzheimer's care facilities owned by the Company. As of March 18, 1999, $1.7 million was funded under this commitment for the development of two facilities having total development costs of approximately $5.6 million. The Company had a remaining commitment of $4.7 million as of March 18, 1999 to develop a medical office/clinic facility.

     As of March 18, 1999, the Company had $75.0 million of outstanding borrowings under its $250 million bank credit facility and had $1.4 million in cash and short-term investments. The Company's total indebtedness as of March 18, 1999 was $314.8 million. The Company expects to utilize its bank credit facility to fund its future Core Group acquisitions and its other commitments. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

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

     Factors Regarding Future Results and Forward-Looking Statements. This report includes and incorporates by reference statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this report, including without limitation statements regarding rent or interest to be received from the Company's operators and tenants, plans with respect to individual facilities, expectations with respect to the specific terms of leases or sales of the Company's facilities, the Company's anticipated dividends, the Company's liquidity position, projected expenses associated with operating or maintaining individual properties, the Company's ability to realize the recorded amounts of its investments and the potential effect of new or existing regulations on the operations conducted at the Company's facilities, are forward-looking statements. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

     Certain factors that could cause actual results to differ materially from those expected include, among others: the financial success of the operations conducted at the Company's facilities and the financial strength of the operators and tenants of such facilities, the continuing ability of operators and tenants to meet their obligations to the Company, changes in operators or ownership of operators, the ability of operators and tenants to access short and long-term capital at acceptable rates, the viability of alternative uses for the Company's properties when necessary, changes in government policy relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' and tenants' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third-party payors, the impact of managed care pricing pressures, the requirement to provide care on a fixed-price basis, lower occupancy levels at the Company's facilities, the Company's ability to complete the proposed disposition of the Kendall Regional Medical Center property as a successful 1031 exchange in which the Company acquires investments providing a comparable rate of return, a downturn in market lease rates for medical office space, disruptions caused by the failure of the Company or its vendors, operators, lessees or borrowers, or the payors or other third parties upon which they are dependent, to resolve any Year 2000 Issues affecting their respective operations, higher than expected costs associated with the maintenance and operation of the Company's medical office/clinic facilities, higher than expected turnover at the Company's medical office/clinic facilities, a reduction in demand for the services provided at the Company's facilities, the strength and financial resources of the Company's competitors, the availability and cost of capital, the Company's ability to make additional real estate investments at attractive yields, the adoption of new accounting standards and changes in tax laws and regulations affecting real estate investment trusts. For a further discussion of such factors, see "-- Future Operating Results" herein.

OPERATING RESULTS

  1998 Compared to 1997

     In 1998, the Core Group reported income before extraordinary item attributable to Core Group Common Stock of $43,045,000, or $1.75 per share on a diluted basis, compared with $42,554,000 or $1.80 per share on a diluted basis, in 1997. In 1998, the Core Group reported net income attributable to Core Group Common

Stock of $43,045,000, or $1.75 per share on a diluted basis, compared with $31,127,000, or $1.31 per share on a diluted basis in 1997, which included an extraordinary loss on debt prepayment of ($11,427,000), or ($.49) per share on a diluted basis.

     Rental income was $90,338,000 in 1998, an increase of $19,734,000 or 28% from $70,604,000 in 1997. This increase was primarily attributable to rental income from new properties acquired subsequent to the first quarter of 1997. These property additions also resulted in an increase in depreciation and amortization of $5,448,000 or 36% to $20,601,000 in 1998 compared with $15,153,000 in 1997.

     Mortgage interest income was $464,000 in 1998, an increase of $247,000 from $217,000 in 1997. This increase was attributable to the funding of a mortgage note receivable in the second quarter of 1997.

     Additional rental and interest income was $13,362,000 in 1998, an increase of $1,529,000 or 13% from $11,833,000 in 1997. The increase in additional rental and interest income was attributable to increases in additional rent of $1,513,000 from acute care properties and $140,000 from long-term care properties, partially offset by a $124,000 decrease in additional rent from rehabilitation properties.

     Other property income of $2,099,000 in 1998, primarily represents property operating expense reimbursements and parking revenue from medical office/clinic facility tenants.

     Other interest income decreased $1,334,000 or 70% to $574,000 in 1998 from $1,908,000 in 1997. The decrease in other interest income for 1998 resulted primarily from lower investable cash balances and a lower average balance of direct financing leases during 1998 compared to 1997. Investable cash balances were significantly higher during the first quarter of 1997 due to the temporary investment of a portion of the proceeds of a public debt offering in late January 1997 until used to prepay the Company's private placement debt in late February 1997 after the prepayment notice period had expired. The decrease was partially offset by interest income from a subordinated note receivable due from the operator of an Alzheimer's care facility, which was funded during the second quarter of 1998.

     Interest income on inter-Group loans to the Psychiatric Group was $712,000 in 1998, a decrease of $841,000 or 54% from $1,553,000 in 1997. This decrease is primarily attributable to the July 1, 1998 payoff of the entire $11.2 million outstanding balance of fixed and revolving inter-Group loans owed to the Core Group by the Psychiatric Group.

     Property operating expense was $5,319,000 in 1998, an increase of $4,985,000 from $334,000 in 1997. This increase was attributable to operating expenses associated with medical office/clinic facilities acquired subsequent to the first quarter 1997.

     Interest expense was $21,609,000 in 1998, an increase of $1,950,000 or 10% from $19,659,000 in 1997. This increase was primarily attributable to a higher average balance of bank credit facility borrowings and the assumption of two mortgage loans in connection with the acquisition of medical office/clinic facilities. This increase was partially offset by a higher level of capitalized interest in 1998 compared to 1997 and a lower weighted average effective interest rate on debt during 1998.

     Interest expense on inter-Group loans from the Psychiatric Group was $117,000 in 1998 as a result of revolving inter-Group loans made by the Psychiatric Group commencing July 1, 1998 with its available undistributed cash.

     General and administrative expenses were $8,069,000 in 1998, an increase of $1,209,000 from $6,860,000 in 1997. This variation was attributable to an increase in the Company's consolidated general and administrative expenses which are allocated between the Core Group and Psychiatric Group primarily based on revenues, and an increase in Core Group revenues relative to the Company's consolidated revenues. The increase in the Company's consolidated general and administrative expenses affecting the Core Group was primarily attributable to hiring of additional personnel, expansion of property management capabilities, higher compensation and benefits expense and increases in travel, legal and consulting expenses.

  1997 Compared to 1996

     In 1997, the Core Group reported income before extraordinary item attributable to Core Group Common Stock of $42,554,000, or $1.80 per share on a diluted basis, an increase of $3,754,000 or 10% compared with $38,800,000, or $1.65 per share on a diluted basis, in 1996. An extraordinary loss on debt prepayment of ($11,427,000), or ($.49) per share on a diluted basis, was reported in 1997. The Core Group reported net income attributable to Core Group Common Stock of $31,127,000, or $1.31 per share on a diluted basis, in 1997 compared with $38,800,000, or $1.65 per share on a diluted basis, in 1996.

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

     The Company's Board and management are monitoring the effect of the Budget Act and other regulatory activities on the Core Group's facilities and potential changes to reimbursement programs closely. The Company believes that the changes effected by the Budget Act and changes proposed at the federal and state level may pose risks for certain institutions and physician groups that are unwilling or unable to respond. At the same time, the Company believes that this changing health care environment will provide the Core Group with new opportunities for investment.

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

     Kendall Regional Medical Center (Kendall) is leased to a subsidiary of Columbia/HCA Healthcare Corporation (Columbia). Aggregate revenues from the lease, which was originally scheduled to mature in February 1999, were approximately $10.3 million in 1998, or 10% of the Core Group's total revenues. Pursuant to the terms of the lease, Columbia has exercised its option to purchase Kendall at fair market value. The purchase price of $105 million will be paid in cash, or at the option of the Company, a combination of cash and debt relief. The Company currently intends to effect the transaction as a "deferred like-kind" 1031 exchange for tax purposes. The first part of the exchange, the transfer of Kendall to Columbia, is currently scheduled to occur on April 15, 1999. The Company would complete the exchange by acquiring new investment properties within the time limits imposed by federal tax law, if possible. If the Company is successful in identifying and closing on a sufficient amount of new investments within the required time limits, the Company should not recognize current taxable gain as a result of the transaction. In that event, there should be no impact on the Company's REIT distribution requirements. Even though the Company may not recognize gain on the transaction for tax purposes, the Core Group expects to be able to recognize a gain of over $50 million for book purposes. The Company cannot be assured that total revenues generated by new investments acquired to effect the exchange will equal the annual revenues currently generated by the Kendall investment, nor is it certain that the Company will complete the transaction as an exchange. If the Company does not complete the transaction as an exchange, the amount of the Company's tax liability, the impact on its REIT distribution requirements and the amount of gain, net of taxes, if any, recognized for book purposes would depend on the amount of gain recognized for tax purposes, any losses recognized by the Company on sales of other assets and various tax elections available to the Company.

     The future operating results of the Core Group will be affected by additional factors including the amount, timing and yield of additional real estate investments and the competition for such investments. Operating results also will be affected by the availability and terms of the Company's future equity and debt financing. The Company's financing strategy to facilitate future growth includes initiatives intended to reduce its cost of capital over time and enhance its liquidity and financial flexibility. The Core Group's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Core Group manages its market risk by matching projected cash inflows from operating properties, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. Although in the past, the Core Group has occasionally utilized derivative financial instruments for hedging purposes, and may do so in the future in certain circumstances, generally the Core Group does not utilize derivative financial instruments for hedging purposes and does not use such instruments for trading purposes. The Core Group utilizes debt and equity financing primarily for the purpose of making additional investments in health care facilities. Historically, the Core Group has made short-term variable rate borrowings under its unsecured revolving credit agreement to initially fund its acquisitions until market conditions were appropriate, based on management's judgement, to issue equity or fixed rate debt to provide long-term financing. Changes in interest rates on fixed rate debt generally affect fair market value, but not earnings or cash flows. The Core Group's ability to prepay fixed rate debt prior to maturity is generally limited, therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the maturity of such debt. The Core Group's earnings and cash flows are affected by changes in interest rates affecting its variable rate borrowings under its bank credit facility and its inter-Group variable rate borrowings from the Psychiatric Group. At December 31, 1998, the Company had $69.2 million of such variable rate borrowings outstanding at a weighted average interest rate of 6.0%. Assuming this balance were to remain constant, each one percentage point increase or decrease in the weighted average interest rate on such variable rate borrowings would result in a corresponding increase or decrease in interest expense for 1999 of approximately $692,000. This estimate does not consider the effects of the change in the level of overall economic activity that could exist in such an environment of changing interest rates. Further, in the event of such a change, management would likely take further actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Core Group's financial structure.

     Many existing information systems currently record years in a two-digit format and will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions (the Year 2000 Issue). The Company has a four-phase program to assess the impact upon the Company of the Year 2000 Issue and to remediate those Year 2000 Issues that may be discovered. The Company will monitor its progress in achieving the target completion dates established for each phase of the program. The first phase, a comprehensive inventory of the Company's internal information systems, office equipment and the embedded building control systems in the Company's multi-tenant properties, has been completed. The second phase, assessing the impact of the Year 2000 Issue with respect to the Company's internal information systems, office equipment and the embedded building control systems in the Company's multi-tenant properties, is essentially complete. The third phase, preparation and execution of a plan to remediate Year 2000 Issues identified in phases one and two, is expected to be completed during the second and third quarters of 1999. The fourth and final phase includes the development of contingency plans to address Year 2000 Issues that cannot be remediated. The timing for the fourth phase will depend upon the results of the second and third phases and, therefore, no schedule for the fourth phase can be set at this time. Since the Company is in the initial phases of its Year 2000 program, it is likewise currently unable to estimate the costs to remediate its Year 2000 Issues. The costs incurred to date have not been material and the Company does not expect the Year 2000 Issue to have a material impact on the Company's future operations or financial results.

     Vendors that provide payroll, banking, communications and property management services to the Company and the Company's operators, lessees and borrowers will also likely be affected by the Year 2000 Issue. The future operations of the Company could be disrupted and/or its financial results could be negatively impacted by the Year 2000 Issue if the Company's vendors or its operators, lessees or borrowers do not adequately address their Year 2000 Issues. As health care providers, the Company's operators, lessees and borrowers generally rely extensively on information systems, including systems for capturing patient and cost information and for billing and collecting reimbursement for health care services provided. In addition, the delivery of patient care by providers requires utilization of critical clinical systems, medical devices and equipment that could be impacted by the Year 2000 Issue. Furthermore, the Company's operators, lessees and borrowers likewise are dependent on a variety of third parties, including but not limited to, insurance companies, HMO's and other private payors, governmental agencies, fiscal intermediaries that process claims and make payments for the Medicare and Medicaid programs, utilities that provide electricity, water, natural gas and communications services and vendors of medical supplies, pharmaceuticals, clinical systems, medical devices and equipment used in patient care, all of whom must also adequately address the Year 2000 Issue.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 18, 1999, the Core Group had a remaining commitment of approximately $2.5 million to fund the development of one skilled nursing facility. The Core Group's remaining commitment to fund the development of three assisted living facilities was approximately $8.0 million as of March 18, 1999. The Core Group has a $22.5 million forward funding commitment to develop up to nine Alzheimer's care facilities to be managed by the same operator that currently manages two existing Alzheimer's care facilities owned by the Core Group. As of March 18, 1999, $1.7 million was funded under this commitment for the development of two facilities having total development costs of approximately $5.6 million. The Core Group had a remaining commitment of $4.7 million as of March 18, 1999 to develop a medical office/clinic facility.

     As of March 18, 1999, $75.0 million of outstanding borrowings under the Company's $250 million bank credit facility and $1.0 million in cash and short-term investments were attributed to the Core Group. Including $3.8 million of inter-Group borrowings from the Psychiatric Group, the total indebtedness attributed to the Company's Core Group as of March 18, 1999 was $318.6 million. The Company expects to utilize its bank credit facility to fund its future Core Group acquisitions and its other commitments. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

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

     Factors Regarding Future Results and Forward-Looking Statements. This report includes and incorporates by reference statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this report, including without limitation statements regarding rent or interest to be received from the Company's operators, the ability of an operator to continue operations of a psychiatric facility, plans with respect to individual facilities, expectations with respect to the specific terms of leases or sales of the Company's facilities, the Company's anticipated dividends, the potential redemption of the Psychiatric Group Depositary Shares, the Company's liquidity position, projected expenses associated with operating or maintaining individual properties, the Company's ability to realize the recorded amounts of its investments and the potential effect of new or existing regulations on the operations conducted at the Company's facilities, are forward-looking statements. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

     Certain factors that could cause actual results to differ materially from those expected include, among others: the financial success of the operations conducted at the Company's facilities and the financial strength of the operators of such facilities, the continuing ability of operators to meet their obligations to the Company, changes in operators or ownership of operators, the ability of operators and tenants to access short and long-term capital at acceptable rates, the viability of alternative uses for the Company's properties when necessary, changes in government policy relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third-party payors, the impact of managed care pricing pressures, the requirement to provide care on a fixed-price basis, lower occupancy levels at the Company's facilities, disruptions caused by the failure of the Company or its vendors, operators, lessees or borrowers, or the payors or other third parties upon which they are dependent, to resolve any Year 2000 Issues affecting their respective operations, a reduction in demand for the services provided at the Company's facilities, the strength and financial resources of the Company's competitors, the availability and cost of capital, the Company's ability to make additional real estate investments at attractive yields, the adoption of new accounting standards and changes in tax laws and regulations affecting real estate investment trusts. For a further discussion of such factors, see "-- Analysis of Psychiatric Group" herein.

OPERATING RESULTS

  1998 Compared to 1997

     In 1998, the Psychiatric Group reported a net loss of ($5,180,000), or ($2.49) per depositary share on a diluted basis, compared with a net loss of ($5,918,000), or ($2.84) per depositary share on a diluted basis, in 1997. The net loss for the year ended December 31, 1998 includes an impairment loss on real estate and mortgage notes receivable of ($8,330,000), or ($4.00) per depositary share on a diluted basis. The net loss in 1997 includes an impairment loss on real estate and notes receivable of ($11,000,000), or ($5.28) per depositary share on a diluted basis.

     Rental income was $1,772,000 in 1998, an increase of $139,000 or 9% from $1,633,000 in 1997. This increase is primarily attributable to a one-time payment of $347,000 received from the previous operator of Sunrise to settle certain of the obligations it owes to the Psychiatric Group. Excluding this one-time payment, rental income decreased due to a net decrease in base rent payments made by Sunrise during 1998 as the result of a lease restructuring early in the fourth quarter of 1997 and the receipt of one month's base rent in the first quarter of 1997 from Northpointe before the operator stopped paying rent and subsequently ceased operations in the second quarter of 1997.

     Mortgage interest income was $3,078,000 in 1998, a decrease of $2,994,000 or 49% from $6,072,000 in 1997. On July 1, 1998, the Psychiatric Group received $35 million as payment in full of its two Four Winds mortgage loans resulting in a decrease in mortgage interest income in 1998.

     Additional rental and interest income was $736,000 in 1998, an increase of $71,000 or 11% from $665,000 in 1997. This increase was primarily attributable to an increase in additional interest received from the Four Winds
Hospital -- Katonah facility and additional rent received from Rock Creek Center in 1998, partially offset by a decrease in additional interest resulting from the $35 million payoff of the two Four Winds mortgage loans in July 1998.

     Other interest income was $299,000 in 1998, a decrease of $47,000 or 14% from $346,000 in 1997. This decrease was attributable to the nonpayment of interest on the Rock Creek Center revolving credit agreement in November and December 1998, partially offset by interest income on a portion of the net proceeds of the Four Winds mortgage loans payoff during the month of July until such proceeds were used to execute a special dividend on July 24, 1998.

     Interest income on inter-Group loans to the Core Group was $117,000 in 1998 as a result of revolving inter-Group loans made by the Psychiatric Group commencing July 1, 1998 with its available undistributed cash.

     Property operating expense of $450,000 in 1998 represents costs related to the protection and maintenance of Northpointe, incurred after the operator ceased operations in the second quarter of 1997.

     Interest expense on inter-Group loans from the Core Group was $712,000 in 1998, a decrease of $841,000 or 54% from $1,553,000 in 1997. This decrease is attributable to the payoff of the entire $11.2 million outstanding balance of inter-Group loans owed to the Core Group by the Psychiatric Group using a portion of the $35 million received by the Psychiatric Group from the payoff of its two Four Winds mortgage loans on July 1, 1998.

     General and administrative expenses were $937,000 in 1998, a decrease of $203,000 or 18% from $1,140,000 in 1997. The Company's consolidated general and administrative expenses are allocated between the Core Group and Psychiatric Group primarily based on revenues and are subject to a minimum of $62,500 per quarter, however significant costs directly related to either Group are specifically charged to the applicable Group. Costs allocated to the Psychiatric Group and direct costs charged to the Psychiatric Group both decreased in 1998 compared to 1997. The Psychiatric Group was specifically charged $438,000 in 1998 for financial advisory services provided primarily by an investment banking firm which included supplemental monitoring of the performance of the Psychiatric Group's properties and assistance in addressing operational and cash flow difficulties of certain operators of the properties. On a comparative basis, general and administrative expenses in 1997 included $463,000 of such financial advisory costs.

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

  Analysis of Psychiatric Group

     The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in the periodic restructuring of psychiatric operator payment obligations, the closing of one psychiatric hospital and significant impairment losses on psychiatric investments, including an $11 million charge in 1997 and a $8.3 million charge in 1998.

     In late 1995, the operator of the Northpointe and Sunrise Regional Medical Center (Sunrise) facilities was experiencing operational and cash flow difficulties which negatively impacted the operator's ability to pay rental and interest obligations to the Psychiatric Group. During 1996, the Psychiatric Group modified the Northpointe agreements to allow for the deferral of rent and interest payments while certain restructuring and restaffing of the facility occurred. In late 1996, adverse publicity from a lawsuit filed against the operator alleging widespread irregularities materially exacerbated the operational and financial difficulties of Northpointe and Sunrise. Subsequently, the census at Northpointe fell significantly to a level that made it appear unlikely that the operator could continue operations at the facility and the operator was unable to continue paying its obligations to the Psychiatric Group after January 1997. Sunrise suffered from declining census and significant deterioration of its cash flow, which made it difficult to continue paying its obligations to the Psychiatric Group. The volatile circumstances at Sunrise and the deterioration in its cash flows and census levels appeared likely to preclude the operator from continuing operations at the facility. A range of options for these two facilities was explored, including the transfer of the operations to new operators, closing the facilities, conversion of the facilities to an alternative use or sale of the properties. As a result of this review, the Psychiatric Group recorded an $11,000,000 charge in the first quarter of 1997 for impairment of the carrying value of these two investments. Of this amount, $5,100,000 related to the Psychiatric Group's investment in Northpointe, which included a $1,675,000 reserve against the entire unpaid balance under a revolving credit agreement and a $3,425,000 reduction in the carrying value of its net real estate investment. The remaining impairment charge of $5,900,000 related to the Psychiatric Group's investment in Sunrise, which included a $49,000 reserve against the entire unpaid balance under a revolving credit agreement and a $5,851,000 reduction in the carrying value of its net real estate investment. The financial and operational problems at the Northpointe and Sunrise facilities continued to worsen during 1997. The operator of Northpointe ceased hospital operations during the second quarter of 1997 and a restructuring of Sunrise's obligations to the Psychiatric Group was completed in the fourth quarter of 1997.

     The Northpointe property remained vacant during 1998 and the Psychiatric Group incurred $450,000 ($.22 per depositary share on a diluted basis) of maintenance and security costs. Although the Psychiatric Group expects to incur approximately $75,000 per quarter for ongoing maintenance and security costs while it continues to seek alternate uses or a buyer for the property, the Psychiatric Group cannot be assured that other unexpected costs will not be incurred. Attempts to locate an alternate healthcare operator for the Northpointe property have proven largely unsuccessful. After assessing the various alternatives for the facility and reviewing the estimated net realizable value of the property under each potential alternative, the Psychiatric Group recorded an impairment charge at the end of 1998, which reduced the carrying value of the investment to $1,300,000. If an acceptable healthcare operator is not identified for the Northpointe facility in the near term, the property will likely be marketed for sale. However, the Psychiatric Group cannot be assured that any sale price would equal or exceed the current carrying value of the Northpointe property.

     At December 31, 1998, the Sunrise property had a carrying value of $2,631,000. In September 1998, a new operator assumed all operational responsibility for the hospital and entered into a new five-year lease with effective monthly rent of $60,000 ($.029 per depositary share on a diluted basis). In connection with the change in operators, the Psychiatric Group received a one-time payment of $347,000 ($.17 per depositary share on a diluted basis) from the former operator to settle certain of the obligations owed to the Psychiatric Group. Although the new operator has fulfilled its obligations to the Psychiatric Group under the lease so far, the new operator has experienced cash flow difficulties primarily as a result of delays in obtaining Baker Act certification. As a result, the Psychiatric Group provided the operator with a $200,000 working capital loan at the end of 1998, and subsequent to year-end, the operator requested $700,000 of additional working capital loans. Although this request is still being evaluated, the Company likely will provide the additional loans. The Company cannot be assured that the operator will be successful and, if it were to cease operations, an impairment charge to reduce the carrying value of the Sunrise property and any related outstanding working capital loans would be likely. The Company will continue to encourage the operator to pursue financing alternatives that might enable it to acquire the property and repay its borrowings from the Company.

     The operator of Rock Creek Center (RCC) experienced continuing financial and operational difficulties over the past several years. In 1996, RCC experienced substantial payor reimbursement issues and lower than expected census that adversely impacted its cash flow and its ability to pay its rental and interest obligations to the Psychiatric Group. As a result, the Psychiatric Group modified the RCC agreements in 1996 to allow for the partial deferral of base rent payments while the operator took certain actions to stabilize operations and implemented its revised business plan. The maturity date of the $2.5 million balance outstanding under the RCC revolving credit agreement and the initial term of the RCC lease were extended on several occasions with the latest extension to March 31, 1999. In June 1998, the operator of the RCC facility informed the Psychiatric Group that it had incurred a material, unanticipated liability to Medicare, which imperiled the continuing operation of the facility. RCC met its rent and interest obligations to the Psychiatric Group through November 1998, however, RCC made its November payments late due to cash flow problems. In December 1998, cash flow problems at RCC became so severe that the operator of the RCC facility defaulted on all of its obligations to the Psychiatric Group and the Psychiatric Group delivered formal notice of default to RCC for failure to pay such obligations. Although RCC had been involved in negotiations to effect a transfer of its operations, those negotiations were discontinued. As a result, the carrying value of the RCC property was written down to $1,200,000 and the Company's net investment in related notes and various other obligations owed to it by the operator of RCC were totally written off. Subsequent to year-end, on February 24, 1999, the Psychiatric Group sold its total RCC investment to the current operator for a cash price of $2.5 million. The Company considered other alternatives for the property and evaluated offers from other potential buyers before agreeing to sell to the current operator. The sale to the current operator represented the highest price and most certain transaction the Psychiatric Group was able to achieve from qualified potential purchasers of the property.

     On July 1, 1998, the Psychiatric Group received $35 million as prepayment in full of the two Four Winds mortgage notes receivable resulting in an impairment loss of $2.73 million. The proceeds from the payment of the Four Winds notes were first used by the Psychiatric Group to repay the entire $11.2 million outstanding balance of fixed and revolving inter-Group loans owed to the Company's Core Group and to maintain a cash reserve of approximately $2.3 million for the net current liabilities of the Psychiatric Group. On July 24, 1998, the Psychiatric Group used substantially all of the remaining proceeds to purchase 833,067 new shares of Core Group Common Stock from the Company's Core Group at a price of $25.9407 per share, which were concurrently distributed to holders of Psychiatric Group Depositary Shares as a special stock dividend. Holders of Psychiatric Group Depositary Shares received 0.4 shares of Core Group Common Stock for each Psychiatric Group Depositary Share held and were paid cash-in-lieu of fractional shares of Core Group Common Stock based on the price of $25.9407.

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Since the Psychiatric Group currently has no outstanding debt, mortgage loans or commitments and since it has no plans to incur debt, issue equity or make additional real estate investments, the Psychiatric Group is not effected by changes in market prices and interest rates. The Psychiatric Group does not utilize derivative financial instruments either for trading or hedging purposes.

     Dividends on the Company's Psychiatric Group Depositary Shares are determined each quarter based upon the operating results of the Company's Psychiatric Group. It continues to be the policy of the Board to maintain a dividend payout ratio for each quarter in excess of 90 percent of the Psychiatric Group's funds from operations for the related quarter, when possible. With the disposition of the RCC investment, on February 24, 1999, the Sunrise investment is currently the sole income-producing property of the Company's Psychiatric Group and the operator of Sunrise is experiencing cash flow difficulties. Therefore, commencing in the second quarter of 1999, the Psychiatric Group's funds from operations may not be sufficient to permit the payment of a dividend on the Psychiatric Group Depositary Shares.

     The Company intends to periodically evaluate the financial position of the Psychiatric Group, including an assessment of the potential cash requirements of the Psychiatric Group and the appropriate use of the proceeds from the February 24, 1999 sale of the RCC investment. Initially, proceeds from the RCC disposition, net of closing costs and applicable reserves, will be retained by the Psychiatric Group to defray its ongoing costs, including the potential long-term costs of carrying the two remaining Psychiatric Group properties. The Psychiatric Group may continue to retain such proceeds or, alternatively, may distribute a portion of such net proceeds to holders of Psychiatric Group Depositary Shares, in cash or Core Group Common Stock, either by dividend or in connection with redemption of the Psychiatric Group Depositary Shares. Should the Board of Directors of the Company decide that the remaining Psychiatric Group portfolio and operations are not consistent with a separate public security, the Board may elect to redeem the outstanding Psychiatric Group Depositary Shares in cash or in exchange for shares of Core Group Common Stock. Under the terms of the Certificate of Designations for the Psychiatric Group Preferred Stock and the Deposit Agreement providing for issuance of Depositary Receipts (Psychiatric Group Depositary Shares) each representing one-tenth of one share of the Psychiatric Group Preferred Stock, the Company has the right to redeem all outstanding Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, for cash (or in exchange for newly issued shares of Core Group Common Stock) at a premium generally ranging from 5% to 15% over the value of the Psychiatric Group Depositary Shares. Since an exchange or redemption of the Psychiatric Group Depositary Shares may be at a premium to the then current market price of the Psychiatric Group Depositary Shares, and since the Board could determine to effect such an exchange or redemption at a time when either or both the Core Group Common Stock and the Psychiatric Group Depositary Shares may be considered to be overvalued or undervalued, the exchange or redemption could be disadvantageous to the holders of the Core Group Common Stock or the Psychiatric Group Depositary Shares.

     Many existing information systems currently record years in a two-digit format and will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions (the Year 2000 Issue). The Company has a four-phase program to assess the impact upon the Company of the Year 2000 Issue and to remediate those Year 2000 Issues that may be discovered. The Company will monitor its progress in achieving the target completion dates established for each phase of the program. The first phase, a comprehensive inventory of the Company's internal information systems, office equipment and the embedded building control systems in the Company's multi-tenant properties, has been completed. The second phase, assessing the impact of the Year 2000 Issue with respect to the Company's internal information systems, office equipment and the embedded building control systems in the Company's multi-tenant properties, is essentially complete. The third phase, preparation and execution of a plan to remediate Year 2000 Issues identified in phases one and two, is expected to be completed during the second and third quarters of 1999. The fourth and final phase includes the development of contingency plans to address Year 2000 Issues that cannot be remediated. The timing for the fourth phase will depend upon the results of the second and third phases and, therefore, no schedule for the fourth phase can be set at this time. Since the Company is in the initial phases of its Year 2000 program, it is likewise currently unable to estimate the costs to remediate its Year 2000 Issues. The costs incurred to date have not been material and the Company does not expect the Year 2000 Issue to have a material impact on the Company's future operations or financial results.

     Vendors that provide payroll, banking, communications and property management services to the Company and the Company's operators, lessees and borrowers will also likely be affected by the Year 2000 Issue. The future operations of the Company could be disrupted and/or its financial results could be negatively impacted by the Year 2000 Issue if the Company's vendors or its operators, lessees or borrowers do not adequately address their Year 2000 Issues. As health care providers, the Company's operators, lessees and borrowers generally rely extensively on information systems, including systems for capturing patient and cost information and for billing and collecting reimbursement for health care services provided. In addition, the delivery of patient care by providers requires utilization of critical clinical systems, medical devices and equipment that could be impacted by the year 2000 Issue. Furthermore, the Company's operators, lessees and borrowers likewise are dependent on a variety of third parties, including but not limited to, insurance companies, HMO's and other private payors, governmental agencies, fiscal intermediaries that process claims and make payments for the Medicare and Medicaid programs, utilities that provide electricity, water, natural gas and communications services and vendors of medical supplies, pharmaceuticals, clinical, systems, medical devices and equipment used in patient care, all of whom must also adequately address the Year 2000 Issue. The Company is reviewing publicly filed information of, sending questionnaires to and/or contacting its vendors, operators, lessees and borrowers regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. However, it is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such vendors, operators, lessees and borrowers. Furthermore, it is not possible for the Company to determine or be assured that third parties upon which the Company's vendors, operators, lessees and borrowers are dependent will accomplish adequate remediation of their Year 2000 Issues.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Psychiatric Group likely will provide the operator of its Sunrise property with additional working capital loans of up to $700,000. At March 18, 1999, the Psychiatric Group had $3.8 million of inter-Group loans owed to it by the Core Group, $400,000 in cash and short-term investments and no inter-Group loans it owed to the Core Group. The Company's Board of Directors has established certain management policies relating to the Core Group's commitment to provide inter-Group loans to the Psychiatric Group. Under the policies currently in effect, which may be modified or rescinded at any time in the sole discretion of the

Company's Board of Directors, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group are limited to a maximum of $7,865,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar by any permanent repayment in the future of borrowings under a revolving credit agreement provided to a Psychiatric Group hospital operator; provided that the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000. Except for such revolving inter-Group loans, no other inter-Group loans will be advanced to the Psychiatric Group by the Core Group. The Psychiatric Group has no third-party sources of additional financing and, as a result, is dependent on the Core Group for all such financing. Although the Core Group may make this financing available, there is no obligation of the Company's Board of Directors to cause the Core Group to provide funds to the Psychiatric Group if the Board of Directors determines that it is in the Company's best interest not to do so. To the extent needed funds are not advanced by the Core Group, the Psychiatric Group would experience immediate, significant negative effects.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated balance sheets as of December 31, 1998 and 1997 and its consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996, together with a report of Arthur Andersen LLP, independent public accountants, are included elsewhere herein. The Core Group's and the Psychiatric Group's combined balance sheets as of December 31, 1998 and 1997, and their combined statements of operations, total attributed equity and cash flows for the years ended December 31, 1998, 1997 and 1996, together with reports of Arthur Andersen LLP, independent public accountants, also are included elsewhere herein. See "Index to Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in the Company's proxy statement for its June 11, 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998. See "Item 1. Business -- Executive Officers of the Company" for a description of the Executive Officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

     There is hereby incorporated by reference the information to appear under the caption "Compensation of Directors and Executive Officers" in the Company's proxy statement for its June 11, 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     There is hereby incorporated by reference the information to appear under the caption "Principal Shareholders of the Company" in the Company's proxy statement for its June 11, 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

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

(A)(3) EXHIBITS.

    3.1  --   Certificate of Incorporation, as amended to date, filed as
              Exhibit 4.1 to the Company's Registration Statement on Form
              S-3 (No. 33-61895), and incorporated herein by reference.
    3.2  --   Amended and Restated Bylaws of the Company, filed as Exhibit
              3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by
              reference.
    4.1  --   Rights Agreement dated as of April 10, 1990, filed as
              Exhibit 2 to the Company's Registration Statement on Form
              8-A dated April 20, 1990, and incorporated herein by
              reference.
    4.2  --   Indenture dated as of January 15, 1997 between American
              Health Properties, Inc. and The Bank of New York as Trustee,
              filed as Exhibit 4.1 to the Company's Current Report on Form
              8-K dated January 21, 1997, and incorporated by reference.
    4.3  --   Certificate of Designations of Psychiatric Group Preferred
              Stock, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange
              Commission on August 14, 1995, and incorporated herein by
              reference.
    4.4  --   Certificate of Increase to Certificate of Designations of
              Series A Preferred Stock, filed as Exhibit 4.4 to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 1998, and incorporated herein by reference.
    4.5  --   Certificate of Designations of Series B Preferred Stock,
              filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed November 7, 1997, and incorporated herein by reference.
   10.1  --   American Health Properties, Inc. 1988 Stock Option Plan,
              filed as Exhibit 28 to the Company's Registration Statement on Form S-8 (No. 33-25781), filed with the Securities and
              Exchange Commission on November 28, 1988, and incorporated herein by reference.
   10.2  --   American Health Properties, Inc. 1990 Stock Incentive Plan,
              filed as Exhibit B to the Company's Proxy Statement for its
              1990 Annual Meeting of Shareholders filed with the
              Securities and Exchange Commission on May 7, 1990, and
              incorporated herein by reference.
  *10.3  --   Amended and Restated Employment Agreement between American
              Health Properties, Inc. and Joseph P. Sullivan.
  *10.4  --   Amended and Restated Employment Agreement between American
              Health Properties, Inc. and Michael J. McGee.
  *10.5  --   Amended and Restated Employment Agreement between American
              Health Properties, Inc. and C. Gregory Schonert.
  *10.6  --   Amended and Restated Employment Agreement between American
              Health Properties, Inc. and Steven A. Roseman.
   10.7  --   American Health Properties, Inc. 1994 Stock Incentive Plan,
              filed as Appendix A to the Company's Proxy Statements for
              its 1994 Annual Meeting of Shareholders filed with the
              Securities and Exchange Commission on April 8, 1994, and
              incorporated herein by reference.
   10.8  --   American Health Properties, Inc. Nonqualified Stock Option
              Plan for Nonemployee Directors, filed as Appendix B to the
              Company's Proxy Statement for its 1994 Annual Meeting of
              Shareholders filed with the Securities and Exchange
              Commission on April 8, 1994, and incorporated herein by
              reference.

   10.9  --   Credit Agreement dated as of December 23, 1997 among
              American Health Properties, Inc., the financial institutions listed therein, Banque Paribas as Co-Agent, First Union Bank of North Carolina as Co-Agent, NationsBank of Texas, N.A. as
              Co-Agent and Wells Fargo Bank, N.A. as Arranger, Agent and
              Facing Bank, filed as Exhibit 10.1 to the Company's
              Registration Statement on Form S-3 (No. 333-27651), and
              incorporated herein by reference.
    *21  --   List of subsidiaries of the Company
    *23  --   Consent of Independent Public Accountants
    *24  --   Powers of Attorney (included in signature page)
    *27  --   Financial Data Schedule

---------------
* Filed herewith

(B) REPORTS ON FORM 8-K.

     None.

                        AMERICAN HEALTH PROPERTIES, INC.

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS:
  Report of independent public accountants..................   F-2
  Consolidated balance sheets at December 31, 1998 and
     1997...................................................   F-3
  For the years ended December 31, 1998, 1997, and 1996:
     Consolidated statements of operations..................   F-4
     Consolidated statements of stockholders' equity........   F-5
     Consolidated statements of cash flows..................   F-6
  Notes to consolidated financial statements................   F-7
SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:
  Report of independent public accountants..................  F-24
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................  F-25
CORE GROUP COMBINED FINANCIAL STATEMENTS:
  Report of independent public accountants..................  F-29
  Combined balance sheets at December 31, 1998 and 1997.....  F-30
  For the years ended December 31, 1998, 1997 and 1996:
     Combined statements of operations......................  F-31
     Combined statements of total attributed equity.........  F-32
     Combined statements of cash flows......................  F-33
  Notes to combined financial statements....................  F-34
PSYCHIATRIC GROUP COMBINED FINANCIAL STATEMENTS:
  Report of independent public accountants..................  F-46
  Combined balance sheets at December 31, 1998 and 1997.....  F-47
  For the years ended December 31, 1998, 1997 and 1996:
     Combined statements of operations......................  F-48
     Combined statements of total attributed equity.........  F-49
     Combined statements of cash flows......................  F-50
  Notes to combined financial statements....................  F-51

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Health Properties, Inc.:

     We have audited the accompanying consolidated balance sheets of American Health Properties, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Health Properties, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
January 22, 1999.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                              (IN THOUSANDS EXCEPT PER
                                                                   SHARE AMOUNTS)
Real estate properties
  Buildings and improvements................................   $ 760,679     $ 638,943
  Accumulated depreciation..................................    (121,726)     (102,235)
                                                               ---------     ---------
                                                                 638,953       536,708
  Land......................................................      76,539        64,897
  Construction in progress..................................      14,247         4,729
                                                               ---------     ---------
                                                                 729,739       606,334
Mortgage notes receivable, net..............................       4,400        41,936
Other notes receivable......................................       1,663         2,500
Direct financing leases.....................................       1,975         3,053
Cash and short-term investments.............................       3,817        23,053
Receivables.................................................       7,359         7,103
Deferred financing costs and other assets...................       4,889         6,593
                                                               ---------     ---------
                                                               $ 753,842     $ 690,572
                                                               =========     =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans payable..........................................   $  69,000     $      --
Mortgage notes payable......................................      20,772        17,922
Subordinated convertible bonds payable......................          --         6,832
Senior notes payable........................................     219,164       219,059
Accounts payable and accrued liabilities....................      15,278        13,193
Dividends payable...........................................      15,031        14,847
Deferred income.............................................       3,732         3,758
                                                               ---------     ---------
                                                                 342,977       275,611
                                                               ---------     ---------
Commitments and contingencies
Stockholders' equity
  Preferred stock $.01 par value; 1,000 shares authorized;
     8.6% Cumulative Redeemable Preferred Stock, Series B;
      $2,500 liquidation value; 40 shares issued and
      outstanding...........................................     100,000       100,000
     Psychiatric Group Preferred Stock; 208 shares issued
      and outstanding.......................................           2             2
  Common stock $.01 par value; 100,000 shares authorized;
     24,984 and 23,557 shares issued and outstanding........         250           236
  Additional paid-in capital................................     519,738       482,030
  Cumulative net income.....................................     329,918       283,453
  Cumulative dividends......................................    (539,043)     (450,760)
                                                               ---------     ---------
                                                                 410,865       414,961
                                                               ---------     ---------
                                                               $ 753,842     $ 690,572
                                                               =========     =========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                             ----------------------------------------
                                                               1998            1997            1996
                                                             ---------       ---------       --------
                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
REVENUES
Rental income..............................................  $ 92,110        $ 72,237        $69,488
Mortgage interest income...................................     3,542           6,289          5,980
Additional rental and interest income......................    14,098          12,498         12,342
Other property income......................................     2,099             187             --
Other interest income......................................       873           2,254          1,114
                                                             --------        --------        -------
                                                              112,722          93,465         88,924
                                                             --------        --------        -------
EXPENSES
Depreciation and amortization..............................    21,354          15,904         15,016
Property operating.........................................     5,769             524             44
Interest expense...........................................    21,609          19,659         21,842
General and administrative.................................     9,006           8,000          7,427
Impairment loss on real estate and notes receivable........     8,330          11,000             --
                                                             --------        --------        -------
                                                               66,068          55,087         44,329
Minority interest..........................................       189             189            216
                                                             --------        --------        -------
INCOME BEFORE EXTRAORDINARY ITEM...........................    46,465          38,189         44,379
EXTRAORDINARY LOSS ON DEBT PREPAYMENT......................        --         (11,427)            --
                                                             --------        --------        -------
  NET INCOME...............................................  $ 46,465        $ 26,762        $44,379
                                                             ========        ========        =======
SERIES B PREFERRED DIVIDEND REQUIREMENT....................  $ (8,600)       $ (1,553)       $    --
                                                             ========        ========        =======
ATTRIBUTABLE TO CORE GROUP COMMON STOCK AND PSYCHIATRIC
  GROUP DEPOSITARY SHARES --
  INCOME BEFORE EXTRAORDINARY ITEM.........................  $ 37,865        $ 36,636        $44,379
                                                             ========        ========        =======
  NET INCOME...............................................  $ 37,865        $ 25,209        $44,379
                                                             ========        ========        =======
ATTRIBUTABLE TO --
  CORE GROUP COMMON STOCK
    Income before extraordinary item.......................  $ 43,045        $ 42,554        $38,800
    Extraordinary loss on debt prepayment..................  $     --        $(11,427)       $    --
    Net income.............................................  $ 43,045        $ 31,127        $38,800
    Basic per share amounts --
       Income before extraordinary item....................  $   1.77        $   1.81        $  1.65
       Extraordinary loss on debt prepayment...............  $     --        $  (0.49)       $    --
       Net income..........................................  $   1.77        $   1.32        $  1.65
       Weighted average common shares......................    24,379          23,505         23,453
    Diluted per share amounts  --
       Income before extraordinary item....................  $   1.75        $   1.80        $  1.65
       Extraordinary loss on debt prepayment...............  $     --        $  (0.49)       $    --
       Net income..........................................  $   1.75        $   1.31        $  1.65
       Weighted average common shares and dilutive
         potential common shares...........................    24,605          23,703         23,558
    Dividends declared per common share....................  $   2.20        $   2.12        $  2.04
  PSYCHIATRIC GROUP DEPOSITARY SHARES
    Net income (loss)......................................  $ (5,180)       $ (5,918)       $ 5,579
    Basic per share amounts --
       Net income (loss)...................................  $  (2.49)       $  (2.84)       $  2.68
       Weighted average depositary shares..................     2,084           2,084          2,084
    Diluted per share amounts --
       Net income (loss)...................................  $  (2.49)       $  (2.84)       $  2.67
       Weighted average depositary shares and dilutive
         potential depositary shares.......................     2,084           2,084          2,093
    Dividends declared per depositary share................  $   1.73        $   2.62        $  2.80

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        PSYCHIATRIC
                                      SERIES B             GROUP
                                   PREFERRED STOCK    PREFERRED STOCK    COMMON STOCK     ADDITIONAL
                                  -----------------   ---------------   ---------------    PAID-IN     CUMULATIVE
                                  SHARES    AMOUNT    SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     NET INCOME
                                  ------   --------   ------   ------   ------   ------   ----------   -----------
                                                                   (IN THOUSANDS)
BALANCES AT DECEMBER 31, 1995...    --     $     --    208       $2     23,443    $234     $480,703     $212,312
  Stock incentives, net.........    --           --     --       --         (1)     --        1,140           --
  Exercise of stock options.....    --           --     --       --         13       1          240           --
  Net income....................    --           --     --       --         --      --           --       44,379
  Cash dividends................    --           --     --       --         --      --           --           --
                                    --     --------    ---       --     ------    ----     --------     --------
BALANCES AT DECEMBER 31, 1996...    --           --    208        2     23,455     235      482,083      256,691
  Issuance of preferred stock...    40      100,000     --       --         --      --       (3,600)          --
  Stock incentives, net.........    --           --     --       --          2      --        1,372           --
  Exercise of stock options.....    --           --     --       --        100       1        2,175           --
  Net income....................    --           --     --       --         --      --           --       26,762
  Cash dividends................    --           --     --       --         --      --           --           --
                                    --     --------    ---       --     ------    ----     --------     --------
BALANCES AT DECEMBER 31, 1997...    40      100,000    208        2     23,557     236      482,030      283,453
  Issuance of common stock......    --           --     --       --        415       4       11,162           --
  Conversion of subordinated
    convertible bonds...........    --           --     --       --         --      --           10           --
  Stock incentives, net.........    --           --     --       --          6      --        1,334           --
  Exercise of stock options.....    --           --     --       --        173       2        3,600           --
  Net income....................    --           --     --       --         --      --           --       46,465
  Stock dividend................    --           --     --       --        833       8       21,602           --
  Cash dividends................    --           --     --       --         --      --           --           --
                                    --     --------    ---       --     ------    ----     --------     --------
BALANCES AT DECEMBER 31, 1998...    40     $100,000    208       $2     24,984    $250     $519,738     $329,918
                                    ==     ========    ===       ==     ======    ====     ========     ========


                                                   TOTAL
                                  CUMULATIVE   STOCKHOLDERS'
                                  DIVIDENDS       EQUITY
                                  ----------   -------------
                                        (IN THOUSANDS)
BALANCES AT DECEMBER 31, 1995...  $(340,191)     $353,060
  Stock incentives, net.........         --         1,140
  Exercise of stock options.....         --           241
  Net income....................         --        44,379
  Cash dividends................    (53,681)      (53,681)
                                  ---------      --------
BALANCES AT DECEMBER 31, 1996...   (393,872)      345,139
  Issuance of preferred stock...         --        96,400
  Stock incentives, net.........         --         1,372
  Exercise of stock options.....         --         2,176
  Net income....................         --        26,762
  Cash dividends................    (56,888)      (56,888)
                                  ---------      --------
BALANCES AT DECEMBER 31, 1997...   (450,760)      414,961
  Issuance of common stock......         --        11,166
  Conversion of subordinated
    convertible bonds...........         --            10
  Stock incentives, net.........         --         1,334
  Exercise of stock options.....         --         3,602
  Net income....................         --        46,465
  Stock dividend................    (21,610)           --
  Cash dividends................    (66,673)      (66,673)
                                  ---------      --------
BALANCES AT DECEMBER 31, 1998...  $(539,043)     $410,865
                                  =========      ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             ---------   ---------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................  $  46,465   $  26,762   $ 44,379
Extraordinary loss on debt prepayment......................         --      11,427         --
Depreciation, amortization and other non-cash items........     23,895      18,486     17,271
Deferred income............................................        198        (253)      (368)
Impairment loss on real estate and notes receivable........      8,330      11,000         --
Change in receivables and other assets.....................        708      (2,838)       412
Change in accounts payable and accrued liabilities.........      2,974       5,572       (453)
                                                             ---------   ---------   --------
                                                                82,570      70,156     61,241
                                                             ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties.....   (143,835)    (92,242)   (17,142)
Proceeds from sale of property.............................         --          --        423
Mortgage note receivable fundings..........................       (179)     (4,221)        --
Principal payments on mortgage notes receivable............     35,039          72         64
Other notes receivable.....................................     (1,648)        233        458
Direct financing leases....................................      1,078         642      2,535
Administrative capital expenditures........................       (122)        (14)       (55)
                                                             ---------   ---------   --------
                                                              (109,667)    (95,530)   (13,717)
                                                             ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable................     69,000     (48,500)    48,500
Principal payments on mortgage notes payable...............       (525)        (34)        --
Redemption of subordinated convertible bonds payable.......     (7,058)         --         --
Proceeds from notes payable issuance.......................         --     218,965         --
Prepayment of notes payable................................         --    (163,176)        --
Principal payments on notes payable........................         --          --    (49,000)
Financing costs paid.......................................       (144)     (2,862)      (150)
Proceeds from sale of preferred stock......................         --      96,400         --
Proceeds from sale of common stock.........................      9,475          --         --
Proceeds from exercise of stock options....................      3,602       2,176        241
Cash dividends paid........................................    (66,489)    (56,022)   (53,206)
                                                             ---------   ---------   --------
                                                                 7,861      46,947    (53,615)
                                                             ---------   ---------   --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS.....    (19,236)     21,573     (6,091)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR.........     23,053       1,480      7,571
                                                             ---------   ---------   --------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR...............  $   3,817   $  23,053   $  1,480
                                                             =========   =========   ========

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

     Real Estate Properties. The Company records properties at cost and recognizes depreciation on a straight-line basis over the estimated useful lives of the buildings and improvements (21 to 42 years). Tenant improvements paid for by the Company are capitalized and depreciated over the lives of the related leases. In general, other capital expenditures incurred are capitalized when significant and depreciated over the period they are expected to provide benefits to the related property.

     Impairment of Real Estate Properties and Notes Receivable. The Company reviews the carrying value of its real estate properties and notes receivable for possible impairment of value whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In general, an impairment of such assets would be indicated if the estimated future cash flows expected to result from the use of such assets and their eventual disposition is less than their carrying amounts.

     Additional Rental and Interest Income. Certain of the Company's facility leases provide for contingent rental or interest income based upon specific target revenues of the operator. The Company recognizes contingent rental and interest income on a quarterly basis by comparing the specific target to an estimate of

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES the operator's future operating revenues for the remainder of the lease calculation period. If the Company deferred recognition of contingent rental and interest income until the specific target that triggers the contingent rental or interest income was achieved, there would not have been a material impact on the Company's financial statements for the year ended December 31, 1998.

     Deferred Income. Fees received, net of related direct costs, associated with the origination or amendment of leases and mortgage notes receivable are deferred and amortized at a constant effective rate over the remaining term of the related leases and mortgage notes receivable.

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

     New Accounting Standards. In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this statement had no impact on the Company's financial statements.

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting financial and descriptive information about reportable operating segments. In general, reportable operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Currently, the Company has two such reportable operating segments, the Core Group and the Psychiatric Group.

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits". SFAS No. 132 revises employer's disclosures about pension and other post retirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain previous disclosures. The adoption of this statement in 1998 had no impact on the Company's financial statements.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The required adoption of this statement in 2000 is not expected to have a material impact on the Company's financial statements.

     In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". In general, SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of SOP 98-5 in 1998 had no impact on the Company's financial statements.

REAL ESTATE PROPERTIES

     The following table summarizes the Company's investment in health care real estate properties as of December 31, 1998:

                                                           BUILDINGS AND     TOTAL      ACCUMULATED
                                         STATE    LAND     IMPROVEMENTS    INVESTMENT   DEPRECIATION
                                         -----   -------   -------------   ----------   ------------
                                                               (IN THOUSANDS)
ACUTE CARE HOSPITALS:
Chesterfield General Hospital..........   SC     $   720     $ 10,687       $ 11,407      $  1,306
Cleveland Regional Medical Center......   TX         300        8,000          8,300         1,482
Desert Valley Hospital.................   CA       1,755       24,650         26,405         2,517
Frye Regional Medical Center...........   NC       1,247       44,202         45,449        13,285
Irvine Medical Center..................   CA      17,987       57,013         75,000        10,987
Kendall Regional Medical Center........   FL       4,163       64,849         69,012        19,008
Lucy Lee Hospital......................   MO         404       23,162         23,566         6,521
Marlboro Park Hospital.................   SC         640        7,153          7,793           874
North Fulton Regional Hospital.........   GA       4,149       42,042         46,191        10,273
Palm Beach Gardens Medical Center......   FL       4,024       41,624         45,648        12,274
Pioneer Valley Hospital................   UT       1,997       47,469         49,466         3,894
Shannon Medical Center, St. John's
  Campus...............................   TX         255       16,197         16,452         2,951
Tarzana Regional Medical Center........   CA      12,421       61,279         73,700        18,938
                                                 -------     --------       --------      --------
                                                  50,062      448,327        498,389       104,310
                                                 -------     --------       --------      --------
ALZHEIMER'S CARE FACILITIES:
Pine Haven at Cypresswood..............   TX         225        3,475          3,700           268
Pine Haven at Sugar Land...............   TX         265        3,759          4,024           172
                                                 -------     --------       --------      --------
                                                     490        7,234          7,724           440
                                                 -------     --------       --------      --------
ASSISTED LIVING FACILITIES:
Cambria Lodge..........................   TX         300        4,882          5,182           290
Garrison Creek Lodge...................   WA         219        5,429          5,648           334
Sherwood Place.........................   TX         220        4,814          5,034           276
Summer Wind Residence..................   ID         110        2,890          3,000           241
                                                 -------     --------       --------      --------
                                                     849       18,015         18,864         1,141
                                                 -------     --------       --------      --------
LONG-TERM ACUTE CARE HOSPITAL:
SCCI Hospital -- Amarillo..............   TX         810        5,300          6,110           144
                                                 -------     --------       --------      --------
MEDICAL OFFICE/CLINIC FACILITIES:
Casa Blanca Clinic(1)..................   AZ       1,900       18,681         20,581           723
Emerson Medical Office Building/Surgery
  Center(1)............................   FL         572        8,478          9,050           106
Fannin Medical Buildings(1)............   TX       2,850       49,209         52,059         1,794
Morristown Professional Plaza..........   NJ       1,500       18,146         19,646           613
Murfreesboro Medical Clinic(2).........   TN         650       12,394         13,044           236
Northpark Professional Building........   FL          --       10,651         10,651           443

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                                                           BUILDINGS AND     TOTAL      ACCUMULATED
                                         STATE    LAND     IMPROVEMENTS    INVESTMENT   DEPRECIATION
                                         -----   -------   -------------   ----------   ------------
                                                               (IN THOUSANDS)
Park Plaza Professional Building.......   TX     $ 1,100     $ 15,947       $ 17,047      $    578
Valencia Medical Office Building.......   CA       2,200        7,313          9,513            87
Walsh Medical Arts Center..............   CA         285        8,532          8,817         1,011
Westpark Plaza.........................   TX       1,700        7,436          9,136           297
Woodlake Medical Center................   CA       2,470       10,200         12,670           247
                                                 -------     --------       --------      --------
                                                  15,227      166,987        182,214         6,135
                                                 -------     --------       --------      --------
PSYCHIATRIC HOSPITALS:
Northpointe............................   FL       1,300           --          1,300            --
Rock Creek Center......................   IL         440          760          1,200            --
Sunrise Regional Medical Center........   FL       1,200        2,202          3,402           771
                                                 -------     --------       --------      --------
                                                   2,940        2,962          5,902           771
                                                 -------     --------       --------      --------
REHABILITATION HOSPITALS:
HealthSouth MountainView Rehabilitation
  Hospital.............................   WV          --       11,718         11,718         2,176
HealthSouth Rehabilitation Hospital of
  Fayetteville.........................   AR         962        8,124          9,086         1,523
Wesley Rehabilitation Hospital.........   KS       1,938       12,659         14,597         2,149
                                                 -------     --------       --------      --------
                                                   2,900       32,501         35,401         5,848
                                                 -------     --------       --------      --------
SKILLED NURSING FACILITIES:
Arkansas Manor Nursing Home............   CO         154        3,912          4,066           514
Cornerstone Care Center................   CO         125        4,731          4,856           480
Covington Manor Nursing Center.........   IN         170        8,064          8,234           168
Douglas Manor..........................   AZ         175        2,446          2,621           246
Edgewood Manor Nursing Center..........   OH         155        5,027          5,182           109
Fairview Manor Nursing Center..........   OH         130        7,796          7,926           168
Lakeland Nursing Center................   IN          50        3,842          3,892            83
Norwood Nursing Center.................   IN          30        3,779          3,809            85
Safford Care Center....................   AZ         100        4,834          4,934           472
Silver Hills Health Care Center........   NV       1,322        6,065          7,387            38
University Park Nursing Center.........   IN         110        4,847          4,957            94
Versailles Health Care Center..........   OH         160        6,303          6,463           119
Villa Fairborn.........................   OH         260        6,227          6,487           130
Villa Georgetown.......................   OH         125        6,338          6,463           128
Villa Springfield......................   OH         195        5,142          5,337           103
                                                 -------     --------       --------      --------
                                                   3,261       79,353         82,614         2,937
                                                 -------     --------       --------      --------
                                                 $76,539     $760,679       $837,218      $121,726
                                                 =======     ========       ========      ========

---------------

(1) Casa Blanca Clinic represents four separate facilities leased together under a single master lease. Fannin Medical Buildings represent two separate facilities master-leased to affiliated tenants under separate leases, with one such facility encumbered by a $17,495 mortgage note payable. Emerson Medical Office Building/Surgery Center represents two separate facilities, one of which is master-leased and the other leased to multiple tenants.

(2) Murfreesboro Medical Clinic is encumbered by a $3,277 mortgage note payable.

     A substantial portion of the Company's properties are leased to single-tenant operators under "net" leases pursuant to which the lessees are responsible for all maintenance, repairs, taxes and insurance of the leased properties. The leases provide for the payment of minimum base rent and additional rent during the fixed term

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES and any renewal terms. Additional rent is generally based on the increase in annual gross revenues of the related facility or the consumer price index as specified in the lease agreements. The Company has the right to approve capital expenditures at such properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Company's increased investment. At December 31, 1998, the Company had no commitments to fund capital expenditures pursuant to these rights and obligations.

     Many of the Company's medical office/clinic facilities are leased to multiple tenants on a gross or modified net basis pursuant to which the Company, as lessor, is responsible for a portion of the operating costs of the building, including but not limited to the cost of maintenance, repairs, insurance and taxes on the leased properties. In general, the Company is also initially responsible for capital expenditures, leasing commissions and tenant improvements at these buildings, subject to reimbursement from tenants in some instances.

     At December 31, 1998, the Company had construction in progress of $14,247,000. As of December 31, 1998, the Company had funded $5,230,000 of a $9.5 million commitment to develop a skilled nursing facility in Las Vegas, Nevada to be operated by an experienced operator of skilled nursing facilities. As of December 31, 1998, the Company had funded $8,329,000 of an $18.6 million commitment to develop three assisted living facilities to be managed by an experienced operator of assisted living facilities. The Company has a $22.5 million forward funding commitment to develop up to nine Alzheimer's care facilities to be managed by the same operator that currently manages two existing Alzheimer's care facilities owned by the Company. As of December 31, 1998, $688,000 was funded under this commitment for the development of one facility having a total development cost of approximately $2.8 million. The Company has identified a second facility site under this commitment having a total development cost of approximately $2.8 million. The Company also has a $5.7 million commitment to develop a medical office/clinic facility in Roseburg, Oregon to be master-leased to the operator of the adjacent hospital.

     Six of the Company's acute care properties are leased to subsidiaries of American Medical International, Inc. (AMI), a subsidiary of Tenet Healthcare Corporation. The six leases are covered by cross-default provisions and the lease obligations are unconditionally guaranteed by AMI. In 1998, revenues from these leases accounted for 41% of the Company's total revenues.

     Kendall Regional Medical Center (Kendall) is leased to a subsidiary of Columbia/HCA Healthcare Corporation (Columbia). Aggregate revenues from the lease, which was originally scheduled to mature in February 1999, were approximately $10.3 million in 1998, or 9% of the Company's total revenues. Pursuant to the terms of the lease, Columbia has exercised its option to purchase Kendall at fair market value. The purchase price of $105 million will be paid in cash, or at the option of the Company, a combination of cash and debt relief. The Company currently intends to effect the transaction as a "deferred like-kind" 1031 exchange for tax purposes. The first part of the exchange, the transfer of Kendall to Columbia, is currently scheduled to occur on April 15, 1999. The Company would complete the exchange by acquiring new investment properties within the time limits imposed by federal tax law, if possible. If the Company is successful in identifying and closing on a sufficient amount of new investments within the required time limits, the Company should not recognize current taxable gain as a result of the transaction. In that event, there should be no impact on the Company's REIT distribution requirements. Even though the Company may not recognize gain on the transaction for tax purposes, the Company expects to be able to recognize a gain of over $50 million for book purposes. The Company cannot be assured that total revenues generated by new investments acquired to effect the exchange will equal the annual revenues currently generated by the Kendall investment, nor is it certain that the Company will complete the transaction as an exchange. If the Company does not complete the transaction as an exchange, the amount of the Company's tax liability, the impact on its REIT distribution requirements and the amount of gain, net of taxes, if any, recognized for book purposes

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES would depend on the amount of gain recognized for tax purposes, any losses recognized by the Company on sales of other assets and various tax elections available to the Company.

     Future minimum annual rentals, assuming the sale of Kendall on April 15, 1999, under the Company's noncancellable operating leases for calendar years 1999 through 2003 are approximately $89,360,000, $85,670,000, $80,640,000,
$75,490,000, and $73,690,000, respectively.

     The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in the periodic restructuring of psychiatric operator payment obligations, the closing of one psychiatric hospital and significant impairment losses on psychiatric investments, including an $11 million charge in 1997 and a $8.3 million charge in 1998. At December 31, 1998, the aggregate carrying value of the Company's psychiatric properties was $5,131,000. The Northpointe property has been vacant since mid-1997 and has a carrying value of $1,300,000. The Company incurs ongoing costs for maintenance and security of the property while it continues to seek alternate uses or a buyer for the property. The operator of the Rock Creek Center (RCC) experienced continuing financial and operational difficulties over the past several years, and at the end of 1998, the operator was in default on its obligations to the Company. As a result, the carrying value of the RCC property was written down to $1,200,000 and the Company's net investment in related notes and various other obligations owed to it by the operator of RCC were totally written off. Subsequent to year-end, the Company sold its total RCC investment for a cash price of $2.5 million. At December 31, 1998, the Sunrise Regional Medical Center (Sunrise) property had a carrying value of $2,631,000. In September 1998, a new operator assumed all operational responsibility for the hospital and entered into a new five-year lease with effective monthly rent of $60,000. Although the new operator has fulfilled its obligations to the Company under the lease so far, the new operator has experienced cash flow difficulties primarily as a result of delays in obtaining Baker Act certification. As a result, the Company provided the operator with a $200,000 working capital loan at the end of 1998, and subsequent to year-end, the operator requested $700,000 of additional working capital loans. Although this request is still being evaluated, the Company likely will provide the additional loans. The Company cannot be assured that the operator will be successful and, if it were to cease operations, an impairment charge to reduce the carrying value of the Sunrise property and any related outstanding working capital loans would be likely. The Company will continue to encourage the operator to pursue financing alternatives that might enable it to acquire the property and repay its borrowings from the Company.

MORTGAGE NOTES RECEIVABLE

     SCCI Hospital -- Houston Central $4,400,000. The Company has a mortgage note receivable secured by a first mortgage and security interest in the real property of a long-term acute care facility in Houston, Texas. The note has an initial term of ten years with two optional ten-year extension terms. The initial term maturity date is June 30, 2007. The interest rate on the note is 10.50% with interest only payable monthly through June 30, 1999 and monthly principal and interest payments of $40,000 payable thereafter. Pursuant to the terms of the mortgage note receivable, the Company may receive additional interest each year based on the increase in annual operating revenues of the facility.

     Four Winds. The Company had two mortgage notes receivable secured by first mortgages and security interests in the real property of Four Winds, two psychiatric facilities located in Saratoga Springs and Katonah, New York. The Saratoga Springs note had an initial term of ten years with a maturity date of June 30, 1999, bore interest at a rate of 12.42% and required monthly principal and interest payments of $194,000. The Katonah note had an initial term of ten years with a maturity date of November 30, 2002, bore interest at rates of 13.44%, 13.80% and 14.13%, in 1996, 1997 and 1998, respectively and required monthly payments of interest only. On July 1, 1998, the Company received $35 million as prepayment in full of the two Four Winds mortgage notes receivable resulting in an impairment loss of $2.73 million.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     The carrying amount of mortgage notes receivable is a reasonable estimate of fair value, as the pricing and terms of the notes are indicative of current rates and credit risk.

OTHER NOTES RECEIVABLE

     In 1998, the Company committed to advance funds on a senior subordinated note due from the operator of an Alzheimer's care facility for a total maximum principal amount of $1,902,000. The note is secured by a pledge of stock in the operator and is personally guaranteed by one of its principals. Advances under the note are conditioned upon borrower's compliance with various covenants. The Company has no obligation to make principal advances after February 27, 2003. As of December 31, 1998, $1,468,000 was outstanding under the note, which included principal advanced of $1,283,000 and accrued interest of $185,000. Prior to December 31, 2002, interest accrues on the principal balance of the note at a rate of 18% per annum and will be added to the outstanding principal balance on a quarterly basis. Accrued interest is payable quarterly as it accrues commencing January 1, 2003 until March 31, 2006, subject to an intercreditor agreement and certain earnings requirements of the operator. Commencing April 1, 2006, quarterly principal and interest payments sufficient to amortize the principal amount of the loan as of March 31, 2006 together with unpaid interest are due in equal quarterly installments until April 1, 2012 at which time all unpaid principal and interest amounts are due and payable.

     The Company has provided financing at variable rates to certain psychiatric hospital operators under revolving credit agreements and working capital loans. Borrowings under these agreements are conditioned upon the borrower's compliance with various covenants and are partially secured by accounts receivable, other personal property and/or issued and outstanding shares of capital stock of the operators. As of December 31, 1998, $195,000 was outstanding under a $200,000 working capital loan provided to one psychiatric hospital operator at an annual interest rate of 12%. Interest only on the note is payable monthly through August 1, 1999. Commencing September 1, 1999, principal and interest payments of $35,000 are payable monthly until maturity on February 1, 2000. During 1998, $2,485,000 of outstanding borrowings were written off by the Company as part of a $5.6 million impairment loss recorded on psychiatric investments, and during 1997, $1,724,000 of outstanding borrowings were written off as part of an $11.0 million impairment loss recorded on psychiatric investments.

     The pricing and terms of other notes receivable are indicative of current rates and credit risk, and therefore, the current carrying amount of these financial instruments is a reasonable estimate of fair value.

DIRECT FINANCING LEASES

     In connection with its investments in certain acute and long-term care properties, the Company has provided equipment leasing for terms of five to seven years which are classified as direct financing leases. As of December 31, 1998, the Company's aggregate net investment in these direct financing leases was $1,975,000, represented by total minimum lease payments receivable of $2,163,000 less unearned income of $188,000. Future minimum annual lease payments under these leases for calendar years 1999 through 2002 are approximately $1,342,000, $704,000, $94,000 and $23,000, respectively.

DEBT

     Bank Loans Payable. The Company has a $250 million unsecured revolving credit agreement with a syndicate of banks that matures on December 31, 2000 and bears an annual facility fee based on the total commitment. This agreement provides for interest on outstanding borrowings based on, at the Company's election, LIBOR plus a margin, a rate bid by the lenders, or the prime rate. The margin on LIBOR borrowings and the annual facility fee may vary and are dependent upon various conditions, including the Company's debt ratings and the level of borrowings outstanding. Currently, the Company's LIBOR margin is 62.5 basis points and the annual facility fee is 25 basis points.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     The weighted average amount of borrowings under bank credit agreements outstanding during 1998, 1997 and 1996 was $37,764,000, $6,151,000 and
$21,622,000 at weighted average interest rates of 6.3%, 7.1%, and 6.4%, respectively. The maximum amount outstanding under bank credit agreements in 1998, 1997 and 1996 was $75,000,000, $48,500,000 and $53,000,000, respectively.
As of December 31, 1998, the Company had $69,000,000 of outstanding borrowings under its bank credit agreement at a weighted average interest rate of 6.0%.

     The duration of borrowings under the Company's unsecured revolving credit agreement is generally less than 90 days at variable pricing indicative of current short-term borrowing rates. Accordingly, the carrying amount is a reasonable estimate of fair value.

     Mortgage Notes Payable. In connection with the acquisition of a medical office building in Houston, Texas in 1997, a mortgage note payable in the amount of $17,956,000 was assumed. The remaining balance at December 31, 1998 and 1997 was $17,495,000 and $17,922,000, respectively with an interest rate of 8.30%. The note is secured by a first mortgage and security interest in the real property and requires a monthly payment of principal and interest of approximately $158,000 with the remaining principal balance due at maturity on June 15, 2011.

     In connection with the acquisition of a medical office building in Murfreesboro, Tennessee in 1998, a mortgage note payable in the amount of $3,375,000 was assumed. The remaining balance at December 31, 1998 was $3,277,000 with an interest rate of 7.0%. The note is secured by a first mortgage and security interest in the real property and requires a monthly payment of principal and interest of approximately $33,000 with the remaining principal balance due at maturity on October 2, 1999.

     The carrying amount of the mortgage notes payable is a reasonable estimate of fair value, as the pricing and terms of the notes are indicative of current rates and credit terms.

     Senior Notes Payable. In January 1997, the Company completed a $220 million public debt offering of unsecured senior notes payable, issuing $100 million of notes with a coupon rate of 7.05% due January 15, 2002 (2002 Notes) and $120 million of notes with a coupon rate of 7.50% due January 15, 2007 (2007 Notes). The 2002 Notes and 2007 Notes have effective interest rates of approximately 7.34% and 7.74%, respectively. Interest is payable at the coupon rates semi-annually on January 15th and July 15th.

     The fair value of the Company's 2002 Notes and 2007 Notes is based on the quoted market price of the notes as traded over-the-counter. As of December 31, 1998 and 1997, the estimated fair value of the 2002 Notes and 2007 Notes was $208 million and $225 million, respectively.

     In February 1997, the Company prepaid its two issues of private placement debt, which included $72 million of 11.45% unsecured senior notes payable and $80 million of 10.41% unsecured senior notes payable. The weighted average amount of borrowings under these senior note issues during 1997 and 1996 was $22,800,000 and $178,250,000 at weighted average effective interest rates of 11.06% and 11.03%, respectively. The prepayment resulted in an extraordinary charge in the first quarter of 1997 of $11,427,000 consisting of a make-whole premium and other costs related to the prepayment.

     Subordinated Convertible Bonds Payable. The Company's Convertible Dual Currency Subordinated Bonds (the Swiss Bonds) were sold in Switzerland pursuant to public subscription in 1990. The Swiss Bonds had a coupon rate of 8.5% and were convertible at the option of the holder at any time until July 9, 2000 into shares of the Company's common stock at a conversion price of $23.45 per share and a fixed exchange rate of Sfr. 1.41 per U.S. $1.00. In 1998, $10,000 of the 1990 Swiss Bonds, with accrued interest, were converted into 302 shares of common stock resulting in additional equity of $10,000, net of conversion and unamortized issuance costs. There were no conversions of Swiss Bonds in 1997 or 1996. Pursuant to the Company's call for early redemption, the remaining 1,489 outstanding Swiss Bonds were redeemed on December 30, 1998 for

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES approximately $7,058,000. As of December 31, 1997, the estimated fair value of the Company's subordinated convertible bonds payable was $7,259,000 based on the quoted market price of bonds as traded in Switzerland.

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

     Annual Maturities. The aggregate amount of annual maturities of the Company's outstanding debt at December 31, 1998, for calendar years 1999 through 2003 and thereafter is $3,741,000, $504,000, $547,000, $100,594,000, $646,000
and $134,740,000, respectively. In addition, the outstanding balance of $69,000,000 at December 31, 1998 under the Company's unsecured revolving credit agreement matures on December 31, 2000, although certain events could require the earlier paydown of the outstanding balance.

     Interest. Interest capitalized on construction in progress was $819,000, $517,000 and $895,000 in 1998, 1997 and 1996, respectively. Interest paid, net of interest capitalized, in 1998, 1997 and 1996 was $20,482,000, $14,374,000 and
$21,547,000, respectively.

PENSION PLANS

     The Company has a defined contribution pension plan covering all of its employees. Pension expense in 1998, 1997 and 1996 was $287,000, $207,000 and $247,000, respectively.

     The Company has an unfunded defined benefit pension plan covering non-employee members of its Board of Directors elected prior to 1997 upon completion of sixty months of membership on the Board. The benefits, limited to ten years, are based on years of service and the annual base director fee in effect as of the date a director ceases to be a member of the Board.

     The following tables set forth the amounts recognized in the Company's financial statements:

Change in benefit obligations:

                                                               1998    1997
                                                              ------   -----
                                                              (IN THOUSANDS)
Projected benefit obligation January 1......................  $ 874    $807
Benefit payments............................................   (110)    (66)
Service cost................................................     24      52
Interest cost...............................................     57      59
Actuarial loss..............................................     33      22
                                                              -----    ----
Projected benefit obligation December 31....................  $ 878    $874
Unrecognized prior service cost.............................     --      --
Unrecognized net gain.......................................     65     101
                                                              -----    ----
Pension liability...........................................  $ 943    $975
                                                              =====    ====

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Components of net pension cost:

                                                              1998   1997   1996
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
Current service cost........................................  $24    $ 52   $ 95
Interest cost...............................................   57      59     53
Amortization of prior service cost..........................   --       7     49
Amortization of net gain....................................   (3)    (21)    --
                                                              ---    ----   ----
Net periodic pension cost...................................  $78    $ 97   $197
                                                              ===    ====   ====

     Discount rates of 6.75% and 7.0% for 1998 and 1997, respectively, and a 10.0% increase in annual base director fees once every five years were used in determining the actuarial present value of the projected benefit obligation. The discount rates used in determining the net pension cost for 1998, 1997 and 1996 were 7.0%, 7.5% and 7.0%, respectively.

STOCK INCENTIVE PLANS

     The Company's stock incentive plans provide for the issuance of up to 2,600,000 shares of stock to directors and key employees of the Company. There were 726,114 shares available to grant further stock incentives at December 31, 1998.

     The following is a summary of stock incentives activity:

                                          CORE GROUP COMMON STOCK                      PSYCHIATRIC GROUP DEPOSITARY SHARES
                              ------------------------------------------------   ------------------------------------------------
                                 STOCK OPTIONS                                      STOCK OPTIONS
                              --------------------                               --------------------
                                          WEIGHTED                                           WEIGHTED
                                          AVERAGE                                            AVERAGE
                              NUMBER OF   EXERCISE   DEFERRED AND   RESTRICTED   NUMBER OF   EXERCISE   DEFERRED AND   RESTRICTED
                               SHARES      PRICE      DER SHARES      STOCK       SHARES      PRICE      DER SHARES      STOCK
                              ---------   --------   ------------   ----------   ---------   --------   ------------   ----------
December 31, 1995...........   716,930     $22.43       46,225        19,049       71,694    $ 22.35        5,207         1,904
  Granted/accumulated.......   161,651     $22.76       35,526         3,910           --         --        5,394            --
  Exercised/restrictions
    lapsed..................   (12,500)    $19.28           --       (13,161)          --         --           --        (1,121)
                              --------                 -------       -------      -------                  ------        ------
December 31, 1996...........   866,081     $22.54       81,751         9,798       71,694    $ 22.35       10,601           783
  Granted/accumulated.......   194,982     $25.37       43,122            --           --         --        5,611            --
  Exercised/restrictions
    lapsed..................  (100,000)    $21.76       (4,027)       (8,426)          --         --           --          (646)
  Expired/canceled..........   (30,000)    $29.10           --            --      (10,000)   $ 24.15           --            --
                              --------                 -------       -------      -------                  ------        ------
December 31, 1997...........   931,063     $23.01      120,846         1,372       61,694    $ 22.06       16,212           137
  Granted/accumulated.......   160,424     $28.00       47,159            --           --         --       39,121            --
  Exercised/restrictions
    lapsed..................  (172,326)    $20.90       (6,312)       (1,372)          --         --           --          (137)
  Expired/canceled..........   (47,728)    $28.72       (1,264)           --      (16,250)   $ 21.78           --            --
                              --------                 -------       -------      -------                  ------        ------
December 31, 1998...........   871,433     $24.03      160,429            --       45,444    $ 22.16       55,333            --
                              ========                 =======       =======      =======                  ======        ======

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     The following is a summary of significant ranges of outstanding and exercisable options at December 31, 1998:

                                       OPTIONS OUTSTANDING
                         -----------------------------------------------       OPTIONS EXERCISABLE
                                     WEIGHTED AVERAGE                      ----------------------------
RANGES OF                NUMBER OF      REMAINING       WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
EXERCISE PRICES           SHARES     CONTRACTUAL LIFE    EXERCISE PRICE     SHARES      EXERCISE PRICE
---------------          ---------   ----------------   ----------------   ---------   ----------------
                                        (IN YEARS)
CORE GROUP COMMON STOCK
  $16.00 - $21.50......   198,728          4.6               $19.84         198,728         $19.84
  $21.50 - $27.00......   533,831          6.5               $24.45         442,519         $24.20
  $27.00 - $32.50......   138,874          8.7               $28.41          20,000         $29.98
PSYCHIATRIC GROUP DEPOSITARY SHARES
  $16.00 - $21.50......    21,873          4.5               $19.75          21,873         $19.75
  $21.50 - $27.00......    22,571          4.6               $24.06          22,571         $24.06
  $27.00 - $32.50......     1,000          3.1               $31.94           1,000         $31.94

     Restrictions on shares of restricted stock lapse annually over a period of years. Expense is determined based on the market value at the date of award and is recognized over the period such restrictions lapse.

     The exercise price of stock options is equal to the fair market value of the shares on the dates the options were granted. Stock options granted to directors become exercisable immediately or over two years and stock options granted to key employees become exercisable over two to four years. Stock options terminate ten years from the date of grant. Options on 661,247, 708,884 and 629,579 shares of Core Group Common Stock were exercisable at December 31, 1998, 1997 and 1996 with weighted average exercise prices of $23.07, $22.55 and $22.90 per share, respectively. Options on 45,444, 61,557 and 64,210 Psychiatric Group Depositary Shares were exercisable at December 31, 1998, 1997 and 1996 with weighted average exercise prices of $22.16, $22.07 and $22.75 per share, respectively.

     DERs have been granted in tandem with some of the stock options granted to key employees. At each dividend declaration date, a calculation is made to determine the number of shares that could be acquired if dividends were paid on shares under option for a period of up to five years from the date of grant and on accumulated DER shares for a period of up to ten years from the date of grant, and such number of shares are accumulated for the benefit of option holders over the term of the option grant. Upon exercise or expiration of the related option, each option holder is entitled to receive additional shares equivalent to the accumulated number of related DER shares. Expense related to the DER shares is equal to the equivalent amount of dividends used to determine the number of DER shares. Directors may elect to receive payment of their annual Board fees on a deferred basis in the form of stock of the Company. These deferred shares, and related accumulated DER shares, are issued to the director making such an election at the end of each three-year deferral period. At December 31, 1998, substantially all deferred and DER shares were issuable upon exercise of the related vested options or otherwise unrestricted.

     As allowed by SFAS 123, "Accounting for Stock-Based Compensation", the Company measures employee stock-based compensation expense using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Total stock-based compensation expense recognized under APB 25 in 1998, 1997 and 1996 was $1,334,000, $1,427,000 and $1,251,000 respectively.

     As determined under SFAS 123, the weighted average fair value at the date of grant for options to purchase Core Group Common Stock granted during 1998, 1997 and 1996 was $5.57, $5.11 and $4.84 per

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES option, respectively. The fair value of options was estimated using an option pricing model with the following weighted average assumptions:

                                                              1998   1997   1996
                                                              ----   ----   ----
Expected life in years......................................   8.0    7.4    6.7
Risk-free interest rate.....................................  5.66%  6.55%  5.62%
Expected volatility.........................................    15%    15%    15%
Expected dividend yield --
  Options without DERs......................................   7.5%   7.5%     8%
  Options with DERs.........................................     0%     0%     0%

     The weighted average fair value at the date of grant for restricted and deferred shares of Core Group Common Stock granted during 1998, 1997 and 1996 was $25.44, $24.39 and $22.53 per share, respectively.

     If the fair value based method of accounting defined by SFAS 123 had been used to measure and recognize stock-based compensation expense, the pro forma effect on the reported amounts of earnings per share of the consolidated Company, the Core Group and the Psychiatric Group for 1998, 1997 and 1996 would not have been material. The pro forma effect for 1998, 1997 and 1996 may not be representative of the pro forma effect in future years because it does not take into consideration stock-based incentives granted prior to 1995.

STOCKHOLDERS' EQUITY

     8.6% Cumulative Redeemable Preferred Stock, Series B. The Company has 4,000,000 Series B Depositary Shares outstanding which represent 40,000 shares of Series B Preferred Stock. Each Series B Depositary Share represents 1/100 of a share of Series B Preferred Stock, and entitles the holder to such proportion of all the rights, preferences and privileges of the Series B Preferred Stock represented thereby. The Series B Depositary Shares, and the Series B Preferred Stock represented thereby, rank senior to the Company's Core Group Common Stock, its Series A Preferred Stock (when and if issued) and its Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, with respect to dividend payments and liquidation rights. The annual dividend rate and liquidation preference with respect to each Series B Depositary Share are $2.15 and $25, respectively (equivalent to $215 and $2,500 per share of Series B Preferred Stock, respectively). Dividends on the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, are cumulative and, if and when declared, are payable quarterly in arrears on the last day of February, May, August and November of each year. On or after October 27, 2002, the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, may be redeemed, in whole or in part, at the option of the Company at a redemption price of $25 per Series B Depositary Share (equivalent to $2,500 per share of Series B Preferred Stock), plus accrued and unpaid dividends thereon. The redemption price, other than the portion representing accrued and unpaid dividends, is payable solely out of proceeds from the sale of other capital stock of the Company. The proceeds from the sale of the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, as well as the dividends payable thereon, have been attributed to the Company's Core Group for financial accounting and reporting purposes.

     Preferred Stock Purchase Rights Plan. On April 20, 1990, the Company distributed to shareholders one preferred stock purchase right (each a Right) for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase 1/100 of a share of preferred stock, Series A, par value $.01 per share (the Series A Preferred Shares), of the Company at a price of $45. The Company's Psychiatric Group Depositary Shares do not include the Rights or entitle holders thereof to receive the Rights, which are applicable only to the Company's Core Group Common Stock. The total number of Rights currently issued or issuable, including Rights issuable in connection with common stock which may be issued under the Company's stock incentive plans is approximately 26,742,000. Approximately 267,000 Series A Preferred

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Shares could be purchased upon the exercise of all Rights currently issued or issuable. The number of Rights outstanding and Series A Preferred Shares issuable upon exercise, as well as the Series A Preferred Share purchase price, are subject to customary antidilution adjustments.

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

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

EARNINGS PER SHARE

     The following is a reconciliation of the income and share amounts used in the basic and diluted per share computations of income before extraordinary item attributable to Core Group Common Stock and Psychiatric Group Depositary Shares:

                                              1998               1997               1996
                                        ----------------   ----------------   ----------------
                                        INCOME    SHARES   INCOME    SHARES   INCOME    SHARES
                                        -------   ------   -------   ------   -------   ------
                                                            (IN THOUSANDS)
ATTRIBUTABLE TO CORE GROUP
Income before extraordinary item......  $51,645       --   $44,107       --   $38,800       --
Less Series B preferred dividend
  requirement.........................   (8,600)      --    (1,553)      --        --       --
Outstanding common shares.............       --   24,377        --   23,503        --   23,451
Deferred common shares................       --        2        --        2        --        2
                                        -------   ------   -------   ------   -------   ------
Basic EPS components..................   43,045   24,379    42,554   23,505    38,800   23,453
Effect of dilutive potential common
  shares
  Stock options.......................       --       81        --       94        --       40
  DERs................................       --      145        --      104        --       65
  Subordinated convertible bonds
     payable..........................       --       --        --       --        --       --
                                        -------   ------   -------   ------   -------   ------
Diluted EPS components................  $43,045   24,605   $42,554   23,703   $38,800   23,558
                                        =======   ======   =======   ======   =======   ======
ATTRIBUTABLE TO PSYCHIATRIC GROUP
Basic EPS components..................  $(5,180)   2,084   $(5,918)   2,084   $ 5,579    2,084
Effect of dilutive potential
  depositary shares
  Stock options.......................       --       --        --       --        --       --
  DERs................................       --       --        --       --        --        9
                                        -------   ------   -------   ------   -------   ------
Diluted EPS components................  $(5,180)   2,084   $(5,918)   2,084   $ 5,579    2,093
                                        =======   ======   =======   ======   =======   ======

DIVIDENDS AND REDEMPTION PROVISIONS

     A quarterly dividend of $.565 per share for Core Group Common Stock, or approximately $14,116,000, was declared by the Board of Directors on January 22, 1999, payable on February 24, 1999 to shareholders of record on February 10, 1999. A quarterly dividend of $.095 per share for Psychiatric Group Depositary Shares, or approximately $198,000, was declared by the Board of Directors on January 22, 1999, payable on February 24, 1999 to shareholders of record on February 10, 1999. A dividend of $.5375 per share for Series B Depositary Shares was declared by the Board of Directors on January 22, 1999, payable March 1, 1999 to shareholders of record February 15, 1999. This dividend was for the regular quarterly period ended February 28, 1999 of which approximately $717,000 was accrued at December 31, 1998. The aggregate dividends of $15,031,000 have been reflected as dividends payable in the accompanying financial statements as of December 31, 1998.

     As a result of the payoff of the Four Winds mortgage notes receivable, the Company distributed 833,067 new shares of Core Group Common Stock at a price of $25.9407 per share to holders of Psychiatric Group Depositary Shares as a special stock dividend on July 24, 1998. Holders of Psychiatric Group Depositary Shares received 0.4 shares of Core Group Common Stock for each Psychiatric Group Depositary Share held and cash-in-lieu of fractional shares of Core Group Common Stock based on the price of $25.9407.

     Cash dividends of $2.18 per share paid on Core Group Common Stock during 1998 are characterized as $1.076 of ordinary income and $1.104 of return of capital for tax purposes. Dividends of $12.62628 per share, including $2.25 of cash dividends and a special stock dividend valued at $10.37628, paid on Psychiatric Group

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Depositary Shares during 1998 are characterized as $6.2325 of ordinary income and $6.39378 of return of capital for tax purposes. For Psychiatric Group Depositary Share holders of record on July 17, 1998, the initial tax basis in the Core Group Common Stock distributed as a special stock dividend is $25.9407 per share of Core Group Common Stock. Cash dividends of $2.15 per share paid on Series B Depositary Shares during 1998 are characterized entirely as ordinary income for income tax purposes.

     In general, cash dividends on the Company's Core Group Common Stock and Psychiatric Group Depositary Shares are limited by the Company's unsecured revolving credit agreement to 95% of cash flow available for debt service, less interest expense, plus gains on asset dispositions and certain proceeds from the disposition of Psychiatric Group assets.

     Dividends on the Company's Psychiatric Group Depositary Shares are determined each quarter based upon the operating results of the Company's Psychiatric Group. It continues to be the policy of the Board to maintain a dividend payout ratio for each quarter in excess of 90 percent of the Psychiatric Group's funds from operations for the related quarter, when possible. With the disposition of the RCC investment subsequent to year-end, the Sunrise investment is currently the sole income-producing property of the Company's Psychiatric Group and the operator of Sunrise is experiencing cash flow difficulties. Therefore, commencing in the second quarter of 1999, the Psychiatric Group's funds from operations may not be sufficient to permit the payment of a dividend on the Psychiatric Group Depositary Shares.

     The Company intends to periodically evaluate the financial position of the Psychiatric Group, including an assessment of the potential cash requirements of the Psychiatric Group and the appropriate use of the proceeds from the sale of the RCC investment. Initially, proceeds from the RCC disposition, net of closing costs and applicable reserves, will be retained by the Psychiatric Group to defray its ongoing costs, including the potential long-term costs of carrying the two remaining Psychiatric Group properties. The Psychiatric Group may continue to retain such proceeds or, alternatively, may distribute a portion of such net proceeds to holders of Psychiatric Group Depositary Shares, in cash or Core Group Common Stock, either by dividend or in connection with redemption of the Psychiatric Group Depositary Shares. Should the Board of Directors of the Company decide that the remaining Psychiatric Group portfolio and operations are not consistent with a separate public security, the Board may elect to redeem the outstanding Psychiatric Group Depositary Shares in cash or in exchange for shares of Core Group Common Stock. Under the terms of the Certificate of Designations for the Psychiatric Group Preferred Stock and the Deposit Agreement providing for issuance of Depositary Receipts (Psychiatric Group Depositary Shares) each representing one-tenth of one share of the Psychiatric Group Preferred Stock, the Company has the right to redeem all outstanding Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, for cash (or in exchange for newly issued shares of Core Group Common Stock) at a premium generally ranging from 5% to 15% over the value of the Psychiatric Group Depositary Shares. Since an exchange or redemption of the Psychiatric Group Depositary Shares may be at a premium to the then current market price of the Psychiatric Group Depositary Shares, and since the Board could determine to effect such an exchange or redemption at a time when either or both the Core Group Common Stock and the Psychiatric Group Depositary Shares may be considered to be overvalued or undervalued, the exchange or redemption could be disadvantageous to the holders of the Core Group Common Stock or the Psychiatric Group Depositary Shares.

SEGMENT INFORMATION

     The Company has two reportable operating segments, the Core Group and the Psychiatric Group, for which separate financial information is available and whose operating results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Operating results of the Core Group reflect the separate financial performance of a distinct portfolio of the Company's investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living, Alzheimer's care and medical office/clinic facilities. Operating results of the Psychiatric Group reflect the

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES separate financial performance of a distinct portfolio of the Company's investments in psychiatric hospitals. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before depreciation and amortization and impairment losses on real estate and notes receivable. The reportable segments are business units of the Company that are managed separately based on the two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. The following table summarizes pertinent financial information of the Company's reportable operating segments:

                                             CORE GROUP                 PSYCHIATRIC GROUP                SEGMENT TOTALS
                                   ------------------------------   --------------------------   ------------------------------
                                     1998       1997       1996      1998     1997      1996       1998       1997       1996
                                   --------   --------   --------   ------   -------   -------   --------   --------   --------
Total segment revenue(1).........  $107,549   $ 86,302   $ 81,429   $6,002   $ 8,716   $ 9,174   $113,551   $ 95,018   $ 90,603
Real estate depreciation.........    20,440     15,042     14,145      753       751       744     21,193     15,793     14,889
Impairment loss on real estate
  and notes receivable...........        --         --         --    8,330    11,000        --      8,330     11,000         --
Extraordinary loss on debt
  prepayment.....................        --     11,427         --       --        --        --         --     11,427         --
Segment operating profit.........    72,085     59,149     52,945    3,903     5,833     6,323     75,988     64,982     59,268
Segment assets(2)................   746,995    652,132    527,979    7,027    50,994    63,261    754,022    703,126    591,240

---------------

(1) The difference between total segment revenues and total consolidated revenues, represents interest income on inter-Group loans of $829, $1,553 and $1,679 in 1998, 1997 and 1996, respectively.

(2) The difference between total segment assets and total consolidated assets, represents inter-Group loans of $180, $12,554 and $13,358 for 1998, 1997 and 1996, respectively.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  FIRST       SECOND       THIRD    FOURTH
                                                 QUARTER      QUARTER     QUARTER   QUARTER      TOTAL
                                                 --------     -------     -------   -------     --------
                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1998
Consolidated --
Revenues.......................................  $ 27,007     $28,143     $28,709   $28,863     $112,722
Net income.....................................    13,823      11,225(1)   13,638     7,779(2)    46,465
Attributable to --
Core Group Common Stock
  Revenues.....................................  $ 25,103     $26,248     $27,753   $28,445     $107,549
  Net income...................................    10,434      10,559      10,859    11,193       43,045
  Basic per share amounts --
    Net income.................................  $   0.44     $  0.44     $  0.44   $  0.45     $   1.77
  Diluted per share amounts --
    Net income.................................  $   0.43     $  0.43     $  0.44   $  0.44     $   1.75
Psychiatric Group Depositary Shares
  Revenues.....................................  $  2,269     $ 2,242     $ 1,052   $   439     $  6,002
                                                                                     (5,564)(2)
  Net income (loss)............................     1,239      (1,484)(1)     629          (5,180)
  Basic per share amounts --
    Net income (loss)..........................  $   0.59     $ (0.71)    $  0.30   $ (2.67)    $  (2.49)
  Diluted per share amounts --
    Net income (loss)..........................  $   0.59     $ (0.71)    $  0.30   $ (2.67)    $  (2.49)
1997
Consolidated --
Revenues.......................................  $ 23,333     $22,771     $22,950   $24,411     $ 93,465
Attributable to --
Core Group Common Stock and Psychiatric Group
  Depositary Shares --
  Income before extraordinary item.............  $    460(3)  $12,332     $12,268   $11,576     $ 36,636
  Extraordinary loss on debt prepayment........   (11,427)         --          --        --      (11,427)
  Net income (loss)............................   (10,967)(3)  12,332      12,268    11,576       25,209
Attributable to --
Core Group Common Stock
  Revenues.....................................  $ 21,322     $21,055     $21,204   $22,721     $ 86,302
  Income before extraordinary item.............     9,930      11,129      11,087    10,408       42,554
  Extraordinary loss on debt prepayment........   (11,427)         --          --        --      (11,427)
  Net income (loss)............................    (1,497)     11,129      11,087    10,408       31,127
  Basic per share amounts  --
    Income before extraordinary item...........  $   0.42     $  0.47     $  0.47   $  0.44     $   1.81
    Extraordinary loss on debt prepayment......     (0.48)         --          --        --        (0.49)
    Net income (loss)..........................     (0.06)       0.47        0.47      0.44         1.32
  Diluted per share amounts  --
    Income before extraordinary item...........  $   0.42     $  0.47     $  0.47   $  0.44     $   1.80
    Extraordinary loss on debt prepayment......     (0.48)         --          --        --        (0.49)
    Net income (loss)..........................     (0.06)       0.47        0.47      0.44         1.31
Psychiatric Group Depositary Shares
  Revenues.....................................  $  2,401     $ 2,110     $ 2,138   $ 2,067     $  8,716
  Net income (loss)............................    (9,470)(3)   1,203       1,181     1,168       (5,918)
  Basic per share amounts --
    Net income (loss)..........................  $  (4.54)    $  0.58     $  0.57   $  0.56     $  (2.84)
  Diluted per share amounts --
    Net income (loss)..........................  $  (4.54)    $  0.57     $  0.56   $  0.56     $  (2.84)

---------------

(1) Includes impairment loss of $2,730 on Psychiatric Group notes receivable.

(2) Includes impairment loss of $5,600 on Psychiatric Group real estate and notes receivable.

(3) Includes impairment loss of $11,000 on Psychiatric Group real estate and notes receivable.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Annual Report on Form 10-K, and have issued our report thereon dated January 22, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                     ARTHUR ANDERSEN LLP

Denver, Colorado,
January 22, 1999.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

                        AMERICAN HEALTH PROPERTIES, INC.
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                            GROSS CARRYING AMOUNT
                                             INITIAL COST TO COMPANY                       AT DECEMBER 31, 1998(a)
                                             -----------------------    SUBSEQUENT    ----------------------------------
                                  LICENSED             BUILDINGS AND     CAPITAL                BUILDINGS AND
     DESCRIPTION & LOCATION         BEDS      LAND     IMPROVEMENTS    IMPROVEMENTS    LAND     IMPROVEMENTS     TOTAL
     ----------------------       --------   -------   -------------   ------------   -------   -------------   --------
ACUTE CARE HOSPITALS:
Bennettsville, South Carolina...    108      $   640     $  7,153        $    --      $   640     $  7,153      $  7,793
Cheraw, South Carolina..........     66          720       10,687             --          720       10,687        11,407
Cleveland, Texas................    104          300        8,000             --          300        8,000         8,300
Hickory, North Carolina.........    275        1,247       38,753          5,449        1,247       44,202        45,449
Irvine, California..............    177       17,987       57,013             --       17,987       57,013        75,000
Miami, Florida..................    412        4,163       55,837          9,012        4,163       64,849        69,012
Palm Beach Gardens, Florida.....    204        4,024       40,976            648        4,024       41,624        45,648
Poplar Bluff, Missouri..........    201          404       19,596          3,566          404       23,162        23,566
Roswell, Georgia................    167        4,149       20,851         21,191        4,149       42,042        46,191
San Angelo, Texas...............    171          165       15,867            420          255       16,197        16,452
Tarzana, California.............    233       11,921       43,079         18,700       12,421       61,279        73,700
Victorville, California.........     77        1,755       22,245          2,405        1,755       24,650        26,405
West Valley City, Utah..........    139        1,997       47,469             --        1,997       47,469        49,466
                                             -------     --------        -------      -------     --------      --------
                                              49,472      387,526         61,391       50,062      448,327       498,389
                                             -------     --------        -------      -------     --------      --------
ALZHEIMER'S CARE FACILITIES:
Houston, Texas..................     96          225        3,420             55          225        3,475         3,700
Sugar Land, Texas...............     80          265        3,759             --          265        3,759         4,024
                                             -------     --------        -------      -------     --------      --------
                                                 490        7,179             55          490        7,234         7,724
                                             -------     --------        -------      -------     --------      --------
ASSISTED LIVING FACILITIES:
Boise, Idaho....................     60          110        2,890             --          110        2,890         3,000
El Paso, Texas..................     80          300        4,882             --          300        4,882         5,182
Odessa, Texas...................     80          220        4,814             --          220        4,814         5,034
Walla Walla, Washington.........     80          219        5,429             --          219        5,429         5,648
                                             -------     --------        -------      -------     --------      --------
                                                 849       18,015             --          849       18,015        18,864
                                             -------     --------        -------      -------     --------      --------
LONG-TERM ACUTE CARE HOSPITAL:
Amarillo, Texas.................     44          810        5,300             --          810        5,300         6,110
                                             -------     --------        -------      -------     --------      --------


                                  ACCUMULATED        DATE OF         DATE     DEPRECIABLE
     DESCRIPTION & LOCATION       DEPRECIATION   CONSTRUCTION(b)   ACQUIRED      LIFE
     ----------------------       ------------   ---------------   --------   -----------
ACUTE CARE HOSPITALS:
Bennettsville, South Carolina...    $    874      1984-1993        05/02/95    30 years
Cheraw, South Carolina..........       1,306      1982-1993        05/02/95    30 years
Cleveland, Texas................       1,482      1968-1986        01/03/94    27 years
Hickory, North Carolina.........      13,285      1974-1993        02/27/87    38 years
Irvine, California..............      10,987         1990          04/23/91    40 years
Miami, Florida..................      19,008      1973-1994        02/27/87    38 years
Palm Beach Gardens, Florida.....      12,274      1964-1992        02/27/87    40 years
Poplar Bluff, Missouri..........       6,521      1980-1995        02/27/87    40 years
Roswell, Georgia................      10,273      1983-1993        02/27/87    42 years
San Angelo, Texas...............       2,951      1960-1991        09/30/91    40 years
Tarzana, California.............      18,938      1973-1994        02/27/87    34 years
Victorville, California.........       2,517      1994-1996        09/20/94    40 years
West Valley City, Utah..........       3,894      1983-1990        05/16/96    32 years
                                    --------
                                     104,310
                                    --------
ALZHEIMER'S CARE FACILITIES:
Houston, Texas..................         268         1995          12/21/95    40 years
Sugar Land, Texas...............         172         1997          03/05/97    40 years
                                    --------
                                         440
                                    --------
ASSISTED LIVING FACILITIES:
Boise, Idaho....................         241         1994          09/01/95    40 years
El Paso, Texas..................         290         1996          08/23/96    40 years
Odessa, Texas...................         276         1996          09/17/96    40 years
Walla Walla, Washington.........         334         1996          07/24/96    40 years
                                    --------
                                       1,141
                                    --------
LONG-TERM ACUTE CARE HOSPITAL:
Amarillo, Texas.................         144         1997          12/23/97    40 years
                                    --------

                        SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                            AMERICAN HEALTH PROPERTIES, INC.
                                                   DECEMBER 31, 1998
                                                 (DOLLARS IN THOUSANDS)
                                                                                            GROSS CARRYING AMOUNT
                                             INITIAL COST TO COMPANY                       AT DECEMBER 31, 1998(a)
                                             -----------------------    SUBSEQUENT    ----------------------------------
                                  LICENSED             BUILDINGS AND     CAPITAL                BUILDINGS AND
     DESCRIPTION & LOCATION         BEDS      LAND     IMPROVEMENTS    IMPROVEMENTS    LAND     IMPROVEMENTS     TOTAL
     ----------------------       --------   -------   -------------   ------------   -------   -------------   --------
MEDICAL OFFICE/CLINIC
  FACILITIES:(F)
Apache Junction, Arizona........    n/a      $   218     $  3,591             --      $   218     $  3,591      $  3,809
Gilbert, Arizona................    n/a          773        6,447             --          773        6,447         7,220
Gilbert, Arizona................    n/a          609        7,728             --          609        7,728         8,337
Houston, Texas..................    n/a        1,250       38,237             --        1,250       38,237        39,487
Houston, Texas..................    n/a        1,600       10,972             --        1,600       10,972        12,572
Houston, Texas..................    n/a        1,100       15,841              4        1,100       15,947        17,047
Jacksonville, Florida...........    n/a          316        5,215             --          316        5,215         5,531
Jacksonville, Florida...........    n/a          256        3,263             --          256        3,263         3,519
Mesa, Arizona...................    n/a          300          915             --          300          915         1,215
Morristown, New Jersey..........    n/a        1,500       18,089             49        1,500       18,146        19,646
Murfreesboro, Tennessee.........    n/a          650       12,394             --          650       12,394        13,044
Murrieta, California............    n/a          285        8,515             --          285        8,532         8,817
North Miami Beach, Florida......    n/a           --       10,628             --           --       10,651        10,651
Plano, Texas....................    n/a        1,700        7,436             --        1,700        7,436         9,136
Valencia, California............    n/a        2,200        7,313             --        2,200        7,313         9,513
West Hills, California..........    n/a        2,470       10,130             10        2,470       10,200        12,670
                                             -------     --------        -------      -------     --------      --------
                                              15,227      166,714             63       15,227      166,987       182,214
                                             -------     --------        -------      -------     --------      --------
PSYCHIATRIC HOSPITALS:
Lemont, Illinois................     60          440        8,372             --          440          760         1,200(c)
Sunrise, Florida................    100        3,325       15,209             --        1,200        2,202         3,402(d)
Tarpon Springs, Florida.........    130        1,457        2,904             --        1,300           --         1,300(e)
                                             -------     --------        -------      -------     --------      --------
                                               5,222       26,485             --        2,940        2,962         5,902
                                             -------     --------        -------      -------     --------      --------
REHABILITATION HOSPITALS:
Fayetteville, Arkansas..........     60          962        8,124             --          962        8,124         9,086
Morgantown, West Virginia.......     80           --       10,084          1,634           --       11,718        11,718
Wichita, Kansas.................     60        1,938       12,659             --        1,938       12,659        14,597
                                             -------     --------        -------      -------     --------      --------
                                               2,900       30,867          1,634        2,900       32,501        35,401
                                             -------     --------        -------      -------     --------      --------

                                SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                             AMERICAN HEALTH PROPERTIES, INC.
                                                     DECEMBER 31, 1998
                                                  (DOLLARS IN THOUSANDS)

                                  ACCUMULATED        DATE OF         DATE     DEPRECIABLE
     DESCRIPTION & LOCATION       DEPRECIATION   CONSTRUCTION(b)   ACQUIRED      LIFE
     ----------------------       ------------   ---------------   --------   -----------
MEDICAL OFFICE/CLINIC
  FACILITIES:(F)
Apache Junction, Arizona........    $    139         1995          12/10/97    28 years
Gilbert, Arizona................         250         1989          12/10/97    28 years
Gilbert, Arizona................         299         1992          12/10/97    28 years
Houston, Texas..................       1,394         1973          11/19/97    32 years
Houston, Texas..................         400         1985          11/19/97    32 years
Houston, Texas..................         578         1976          12/18/97    30 years
Jacksonville, Florida...........          66         1997          07/13/98    40 years
Jacksonville, Florida...........          40         1996          07/13/98    40 years
Mesa, Arizona...................          35         1976          12/10/97    28 years
Morristown, New Jersey..........         613         1981          01/12/98    30 years
Murfreesboro, Tennessee.........         236      1979-1990        05/08/98    35 years
Murrieta, California............       1,011         1991          04/01/94    40 years
North Miami Beach, Florida......         443         1993          05/07/97    40 years
Plano, Texas....................         297      1986-1997        01/30/98    25 years
Valencia, California............          87         1990          08/25/98    35 years
West Hills, California..........         247         1992          03/06/98    35 years
                                    --------
                                       6,135
                                    --------
PSYCHIATRIC HOSPITALS:
Lemont, Illinois................          --         1989          12/31/92    21 years
Sunrise, Florida................         771         1988          08/15/90    21 years
Tarpon Springs, Florida.........          --      1928-1993        08/15/90    21 years
                                    --------
                                         771
                                    --------
REHABILITATION HOSPITALS:
Fayetteville, Arkansas..........       1,523         1991          07/01/91    40 years
Morgantown, West Virginia.......       2,176      1991-1994        02/25/91    40 years
Wichita, Kansas.................       2,149         1992          03/16/92    40 years
                                    --------
                                       5,848
                                    --------

                        SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                            AMERICAN HEALTH PROPERTIES, INC.
                                                   DECEMBER 31, 1998
                                                 (DOLLARS IN THOUSANDS)
                                                                                            GROSS CARRYING AMOUNT
                                             INITIAL COST TO COMPANY                       AT DECEMBER 31, 1998(a)
                                             -----------------------    SUBSEQUENT    ----------------------------------
                                  LICENSED             BUILDINGS AND     CAPITAL                BUILDINGS AND
     DESCRIPTION & LOCATION         BEDS      LAND     IMPROVEMENTS    IMPROVEMENTS    LAND     IMPROVEMENTS     TOTAL
     ----------------------       --------   -------   -------------   ------------   -------   -------------   --------
SKILLED NURSING FACILITIES:
Angola, Indiana.................     75      $    50     $  3,842             --      $    50     $  3,842      $  3,892
Denver, Colorado................    120          154        3,912             --          154        3,912         4,066
Douglas, Arizona................     64          175        2,446             --          175        2,446         2,621
Fairborn, Ohio..................    108          260        6,227             --          260        6,227         6,487
Fort Wayne, Indiana.............    121          170        8,064             --          170        8,064         8,234
Fort Wayne, Indiana.............    104          110        4,847             --          110        4,847         4,957
Georgetown, Ohio................    100          125        6,338             --          125        6,338         6,463
Huntington, Indiana.............     96           30        3,779             --           30        3,779         3,809
Lakewood, Colorado..............    153          125        4,731             --          125        4,731         4,856
Las Vegas, Nevada...............    117        1,322        6,065             --        1,322        6,065         7,387
Port Clinton, Ohio..............    100          155        5,027             --          155        5,027         5,182
Safford, Arizona................    128          100        4,834             --          100        4,834         4,934
Springfield, Ohio...............    110          195        5,142             --          195        5,142         5,337
Toledo, Ohio....................    137          130        7,796             --          130        7,796         7,926
Versailles, Ohio................    112          160        6,303             --          160        6,303         6,463
                                             -------     --------        -------      -------     --------      --------
                                               3,261       79,353             --        3,261       79,353        82,614
                                             -------     --------        -------      -------     --------      --------
                                             $78,231     $721,439        $63,143      $76,539     $760,679      $837,218
                                             =======     ========        =======      =======     ========      ========

                                SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                             AMERICAN HEALTH PROPERTIES, INC.
                                                     DECEMBER 31, 1998
                                                  (DOLLARS IN THOUSANDS)

                                  ACCUMULATED        DATE OF         DATE     DEPRECIABLE
     DESCRIPTION & LOCATION       DEPRECIATION   CONSTRUCTION(b)   ACQUIRED      LIFE
     ----------------------       ------------   ---------------   --------   -----------
SKILLED NURSING FACILITIES:
Angola, Indiana.................          83         1977          06/01/98    27 years
Denver, Colorado................         514         1971          06/13/95    27 years
Douglas, Arizona................         246         1982          07/28/95    34 years
Fairborn, Ohio..................         130         1984          06/01/98    28 years
Fort Wayne, Indiana.............         168         1978          06/01/98    28 years
Fort Wayne, Indiana.............          94         1975          06/01/98    30 years
Georgetown, Ohio................         128         1985          06/01/98    29 years
Huntington, Indiana.............          85         1975          06/01/98    26 years
Lakewood, Colorado..............         480      1970-1974        06/13/95    35 years
Las Vegas, Nevada...............          38         1998          10/08/98    40 years
Port Clinton, Ohio..............         109         1977          06/01/98    27 years
Safford, Arizona................         472         1982          07/28/95    35 years
Springfield, Ohio...............         103         1985          06/01/98    29 years
Toledo, Ohio....................         168         1978          06/01/98    27 years
Versailles, Ohio................         119         1985          06/01/98    31 years
                                    --------
                                       2,937
                                    --------
                                    $121,726
                                    ========

---------------

(a) The cost basis of the properties for Federal income tax purposes is the same as the gross carrying amount; except for those properties for which an impairment loss was recorded in 1994, 1997 and 1998, the property in Cheraw, South Carolina for which the previous owner's basis of $3.7 million is required to be carried forward and the property in Murfreesboro, Tennessee for which the previous owner's basis of $10.1 million is required to be carried forward.

(b) Most properties have had improvements since their initial construction. The range of dates reflects the construction date of the original structures through the latest date of improvements.

(c) This property was conveyed to the Company in December 1992 in connection with the restructuring and forgiveness of a mortgage note receivable. The $21.4 million mortgage note receivable had been written down in June 1992 to $10 million. Subsequent recovery of a $1.1 million interest reserve fund from the mortgagee reduced the Company's recorded investment in the note to $8.8 million (net of unamortized fees) which became the Company's basis in the property upon its conveyance. The property was subsequently written down by $2.3 million, net in 1994 and $3.8 million, net in 1998.

(d) This property was written down by $6.6 million, net in 1994, $5.9 million, net in 1997.

(e) This property was written down by $3.4 million, net in 1997 and $500,000, net in 1998.

(f) As applicable, the gross carrying amount at December 31, 1998 of buildings and improvements includes the cost of tenant improvements.

                        AMERICAN HEALTH PROPERTIES, INC.
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION ACTIVITY:

                                        1998                      1997                      1996
                               -----------------------   -----------------------   -----------------------
                                          ACCUMULATED               ACCUMULATED               ACCUMULATED
                                 COST     DEPRECIATION     COST     DEPRECIATION     COST     DEPRECIATION
                               --------   ------------   --------   ------------   --------   ------------
Balance at Beginning of
  Year.......................  $703,840     $102,235     $606,593     $ 90,139     $595,876     $82,435
  Acquisitions...............   131,933           --      100,169           --           --          --
  Cost of Real Estate Sold...        --           --           --           --         (423)         --
  Construction Projects
     Completed...............     7,386           --       10,134           --       15,864          --
  Capital Improvements.......        63           --           --           --        2,460          --
  Real Estate Exchange.......        --           --           --           --       (7,184)     (7,184)
  Impairment Loss on Real
     Estate..................    (6,004)      (1,724)     (13,056)      (3,697)          --          --
  Depreciation...............        --       21,215           --       15,793           --      14,888
                               --------     --------     --------     --------     --------     -------
Balance at End of Year.......  $837,218     $121,726     $703,840     $102,235     $606,593     $90,139
                               ========     ========     ========     ========     ========     =======

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Health Properties, Inc.:

     We have audited the accompanying combined balance sheets of the Core Group (a business unit of American Health Properties, Inc.) as of December 31, 1998 and 1997, and the related combined statements of operations, total attributed equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the management of American Health Properties, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Core Group as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
January 22, 1999.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                       CORE GROUP COMBINED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Real estate properties
  Buildings and improvements................................  $ 757,717    $ 630,133
  Accumulated depreciation..................................   (120,955)    (100,493)
                                                              ---------    ---------
                                                                636,762      529,640
  Land......................................................     73,599       61,800
  Construction in progress..................................     14,247        4,729
                                                              ---------    ---------
                                                                724,608      596,169
Mortgage note receivable....................................      4,400        4,221
Other note receivable.......................................      1,468           --
Direct financing leases.....................................      1,975        3,053
Revolving inter-Group loans to Psychiatric Group............         --        3,379
Fixed rate inter-Group loans to Psychiatric Group...........         --        9,175
Cash and short-term investments.............................      2,326       23,053
Receivables.................................................      7,329        6,489
Deferred financing costs and other assets...................      4,889        6,593
                                                              ---------    ---------
                                                              $ 746,995    $ 652,132
                                                              =========    =========
                 ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Bank loans payable..........................................  $  69,000    $      --
Mortgage notes payable......................................     20,772       17,922
Subordinated convertible bonds payable......................         --        6,832
Senior notes payable........................................    219,164      219,059
Revolving inter-Group loans from Psychiatric Group..........        180           --
Accounts payable and accrued liabilities....................     14,834       12,760
Dividends payable...........................................     14,833       13,555
Deferred income.............................................      3,732        3,736
                                                              ---------    ---------
                                                                342,515      273,864
                                                              ---------    ---------
Commitments and contingencies
Total attributed Core Group equity..........................    404,480      378,268
                                                              ---------    ---------
                                                              $ 746,995    $ 652,132
                                                              =========    =========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                  CORE GROUP COMBINED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   --------
                                                               (IN THOUSANDS EXCEPT PER SHARE
                                                                          AMOUNTS)
REVENUES
Rental income...............................................  $ 90,338    $ 70,604    $67,499
Mortgage interest income....................................       464         217         --
Additional rental income....................................    13,362      11,833     11,530
Other property income.......................................     2,099         187         --
Other interest income.......................................       574       1,908        721
Interest income on inter-Group loans to Psychiatric Group...       712       1,553      1,679
                                                              --------    --------    -------
                                                               107,549      86,302     81,429
                                                              --------    --------    -------
EXPENSES
Depreciation and amortization...............................    20,601      15,153     14,272
Property operating..........................................     5,319         334         44
Interest expense............................................    21,609      19,659     21,842
Interest expense on inter-Group loans from Psychiatric
  Group.....................................................       117          --         --
General and administrative..................................     8,069       6,860      6,255
                                                              --------    --------    -------
                                                                55,715      42,006     42,413
Minority interest...........................................       189         189        216
                                                              --------    --------    -------
INCOME BEFORE EXTRAORDINARY ITEM............................    51,645      44,107     38,800
EXTRAORDINARY LOSS ON DEBT PREPAYMENT.......................        --     (11,427)        --
                                                              --------    --------    -------
NET INCOME..................................................  $ 51,645    $ 32,680    $38,800
                                                              ========    ========    =======
SERIES B PREFERRED DIVIDEND REQUIREMENT.....................  $ (8,600)   $ (1,553)   $    --
                                                              ========    ========    =======
ATTRIBUTABLE TO CORE GROUP COMMON STOCK --
INCOME BEFORE EXTRAORDINARY ITEM............................  $ 43,045    $ 42,554    $38,800
                                                              ========    ========    =======
NET INCOME..................................................  $ 43,045    $ 31,127    $38,800
                                                              ========    ========    =======
BASIC PER SHARE AMOUNTS --
  Income before extraordinary item..........................  $   1.77    $   1.81    $  1.65
  Extraordinary loss on debt prepayment.....................  $     --    $  (0.49)   $    --
  Net income................................................  $   1.77    $   1.32    $  1.65
  Weighted average common shares............................    24,379      23,505     23,453
DILUTED PER SHARE AMOUNTS --
  Income before extraordinary item..........................  $   1.75    $   1.80    $  1.65
  Extraordinary loss on debt prepayment.....................  $     --    $  (0.49)   $    --
  Net income................................................  $   1.75    $   1.31    $  1.65
  Weighted average common shares and dilutive potential
     common shares..........................................    24,605      23,703     23,558
DIVIDENDS DECLARED PER COMMON SHARE.........................  $   2.20    $   2.12    $  2.04

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

           CORE GROUP COMBINED STATEMENTS OF TOTAL ATTRIBUTED EQUITY

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
BALANCES AT BEGINNING OF YEAR...............................  $378,268   $297,176   $304,947
  Issuance of preferred stock...............................        --     96,400         --
  Issuance of common stock..................................    11,166         --         --
  Sale of common stock to Psychiatric Group.................    21,610         --         --
  Conversion of subordinated convertible bonds..............        10         --         --
  Stock incentives, net.....................................     1,243      1,264      1,033
  Exercise of stock options.................................     3,602      2,176        241
  Net income................................................    51,645     32,680     38,800
  Cash dividends............................................   (63,064)   (51,428)   (47,845)
                                                              --------   --------   --------
BALANCES AT END OF YEAR.....................................  $404,480   $378,268   $297,176
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                  CORE GROUP COMBINED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             ---------   ---------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................  $  51,645   $  32,680   $ 38,800
Extraordinary loss on debt prepayment......................         --      11,427         --
Depreciation, amortization and other non-cash items........     23,051      17,627     16,415
Deferred income............................................        206        (228)      (315)
Change in receivables and other assets.....................        123      (2,964)       384
Change in accounts payable and accrued liabilities.........      1,866       5,280       (443)
                                                             ---------   ---------   --------
                                                                76,891      63,822     54,841
                                                             ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties.....   (143,835)    (92,242)   (17,142)
Proceeds from sale of property.............................         --          --        423
Mortgage note receivable fundings..........................       (179)     (4,221)        --
Other note receivable......................................     (1,468)         --         --
Direct financing leases....................................      1,078         642      2,535
Paydowns on revolving inter-Group loans to Psychiatric
  Group....................................................      3,379         804      1,086
Paydowns on fixed rate inter-Group loans to Psychiatric
  Group....................................................      9,175          --         --
Administrative capital expenditures........................       (122)        (14)       (55)
                                                             ---------   ---------   --------
                                                              (131,972)    (95,031)   (13,153)
                                                             ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable................     69,000     (48,500)    48,500
Principal payments on mortgage notes payable...............       (525)        (34)        --
Redemption of subordinated convertible bonds payable.......     (7,058)         --         --
Proceeds from notes payable issuance.......................         --     218,965         --
Prepayment of notes payable................................         --    (163,176)        --
Principal payments on notes payable........................         --          --    (49,000)
Financing costs paid.......................................       (144)     (2,862)      (150)
Advances on revolving inter-Group loans from Psychiatric
  Group....................................................        180          --         --
Proceeds from sale of preferred stock......................         --      96,400         --
Proceeds from sale of common stock.........................      9,475          --         --
Proceeds from sale of common stock to Psychiatric Group....     21,610          --         --
Proceeds from exercise of stock options....................      3,602       2,176        241
Cash dividends paid........................................    (61,786)    (50,187)   (47,370)
                                                             ---------   ---------   --------
                                                                34,354      52,782    (47,779)
                                                             ---------   ---------   --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS.....    (20,727)     21,573     (6,091)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR.........     23,053       1,480      7,571
                                                             ---------   ---------   --------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR...............  $   2,326   $  23,053   $  1,480
                                                             =========   =========   ========

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The financial statements of the Core Group include the financial position, results of operations and cash flows of the Company's core investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living, Alzheimer's care and medical office/clinic facilities, an allocated portion of the Company's general and administrative expense, all corporate assets and liabilities and related transactions associated with the ongoing operations of the Company which are not separately identified with either operating Group, an attributed amount of inter-Group loans and an attributed amount of the Company's stockholders' equity. The Core Group financial statements are prepared using the amounts included in the Company's consolidated financial statements.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Short-Term Investments. Cash and short-term investments consist of cash and all highly liquid investments with an original maturity date of less than three months and are stated at cost which approximates fair value.

     Real Estate Properties. The Core Group records properties at cost and recognizes depreciation on a straight-line basis over the estimated useful lives of the buildings and improvements (27 to 42 years). Tenant improvements paid for by the Core Group are capitalized and depreciated over the lives of the related leases. In general, other capital expenditures incurred are capitalized when significant and depreciated over the period they are expected to provide benefits to the related property.

     Impairment of Real Estate Properties and Notes Receivable. The Core Group reviews the carrying value of its real estate properties and notes receivable for the possible impairment of value whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In general, an impairment of such assets would be indicated if the estimated future cash flows expected to result from the use of such assets and their eventual disposition is less than their carrying amounts.

     Additional Rental and Interest Income. Certain of the Core Group's facility leases provide for contingent rental or interest income based upon specific target revenues of the operator. The Core Group recognizes contingent rental and interest income on a quarterly basis by comparing the specific target to an estimate of the operator's future operating revenues for the remainder of the lease calculation period. If the Core Group deferred recognition of contingent rental and interest income until the specific target that triggers the contingent rental or interest income was achieved, there would not have been a material impact on the Core Group's financial statements for the year ended December 31, 1998.

     Deferred Income. Fees received, net of related direct costs, associated with the origination or amendment of leases and mortgage notes receivable are deferred and amortized at a constant effective rate over the remaining term of the related leases and mortgage notes receivable.

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

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     New Accounting Standards. In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this statement had no impact on the Core Group's financial statements.

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting financial and descriptive information about reportable operating segments. In general, reportable operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Core Group is a separate operating segment of the Company and does not have separate reportable operating segments.

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits". SFAS No. 132 revises employer's disclosures about pension and other post retirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain previous disclosures. The adoption of this statement in 1998 had no impact on the Core Group's financial statements.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The required adoption of this statement in 2000 is not expected to have a material impact on the Core Group's financial statements.

     In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". In general, SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of SOP 98-5 in 1998 had no impact on the Core Group's financial statements.

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

     Third-Party Debt. All of the Company's third-party debt ($308,936,000 and $243,813,000 at December 31, 1998 and 1997, respectively) has been attributed to the Core Group; however, the Core Group, together with the Psychiatric Group, is subject to all of the terms, restrictions and covenants relating to such third-party debt. This debt and its relevant terms are summarized in the following paragraphs.

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

     The weighted average amount of borrowings under bank credit agreements outstanding during 1998, 1997 and 1996 was $37,764,000, $6,151,000 and
$21,622,000 at weighted average interest rates of 6.3%, 7.1% and 6.4%, respectively. The maximum amount outstanding under bank credit agreements in 1998, 1997 and 1996 was $75,000,000, $48,500,000 and $53,000,000, respectively.
As of December 31, 1998, the Company had

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

$69,000,000 of outstanding borrowings under its bank credit agreement at a weighted average interest rate of 6.0%.

     The duration of borrowings under the Company's unsecured revolving credit agreement is generally less than 90 days at variable pricing indicative of current short-term borrowing rates. Accordingly, the carrying amount is a reasonable estimate of fair value.

     Mortgage notes payable. In connection with the acquisition of a medical office building in Houston, Texas in 1997, a mortgage note payable in the amount of $17,956,000 was assumed. The remaining balance at December 31, 1998 and 1997 was $17,495,000 and $17,922,000, respectively with an interest rate of 8.30%. The note is secured by a first mortgage and security interest in the real property and requires a monthly payment of principal and interest of approximately $158,000 with the remaining principal balance due at maturity on June 15, 2011.

     In connection with the acquisition of a medical office building in Murfreesboro, Tennessee in 1998, a mortgage note payable in the amount of $3,375,000 was assumed. The remaining balance at December 31, 1998 was $3,277,000 with an interest rate of 7.0%. The note is secured by a first mortgage and security interest in the real property and requires a monthly payment of principal and interest of approximately $33,000 with the remaining principal balance due at maturity on October 2, 1999.

     The carrying amount of the mortgage notes payable is a reasonable estimate of fair value, as the pricing and terms of the notes are indicative of current rates and credit terms.

     Senior notes payable. In January 1997, the Company completed a $220 million public debt offering of unsecured senior notes payable, issuing $100 million of notes with a coupon rate of 7.05% due January 15, 2002 (2002 Notes) and $120 million of notes with a coupon rate of 7.50% due January 15, 2007 (2007 Notes). The 2002 Notes and 2007 Notes have effective interest rates of approximately 7.34% and 7.74%, respectively. Interest is payable at the coupon rates semi-annually on January 15th and July 15th.

     The fair value of the Company's 2002 Notes and 2007 Notes is based on the quoted market price of the notes as traded over-the-counter. As of December 31, 1998 and 1997, the estimated fair value of the 2002 Notes and 2007 Notes was $208 million and $225 million, respectively.

     In February 1997, the Company prepaid its two issues of private placement debt, which included $72 million of 11.45% unsecured senior notes payable and $80 million of 10.41% unsecured senior notes payable. The weighted average amount of borrowings under these senior note issues during 1997 and 1996 was $22,800,000 and $178,250,000 at weighted average effective interest rates of 11.06% and 11.03%, respectively. The prepayment resulted in an extraordinary charge in the first quarter of 1997 of $11,427,000 consisting of a make-whole premium and other costs related to the prepayment.

     Subordinated Convertible Bonds Payable. The Company's Convertible Dual Currency Subordinated Bonds (the Swiss Bonds) were sold in Switzerland pursuant to public subscription in 1990. The Swiss Bonds had a coupon rate of 8.5% and were convertible at the option of the holder at any time until July 9, 2000 into shares of the Company's common stock at a conversion price of $23.45 per share and a fixed exchange rate of Sfr. 1.41 per U.S. $1.00. In 1998, $10,000 of the 1990 Swiss Bonds, with accrued interest, were converted into 302 shares of common stock resulting in additional equity of $10,000, net of conversion and unamortized issuance costs. There were no conversions of Swiss Bonds in 1997 or 1996. Pursuant to the Company's call for early redemption, the remaining 1,489 outstanding Swiss Bonds were redeemed on December 30, 1998 for approximately $7,058,000. As of December 31, 1997, the estimated fair value of the Company's subordinated convertible bonds payable was $7,259,000 based on the quoted market price of bonds as traded in Switzerland.

     Debt Covenants. Covenants and restrictions in the Company's various debt agreements include limitations on secured borrowings, restrictions covering the use of proceeds from asset sales and payments of dividends and requirements relating to the maintenance of specified financial covenants, including those

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES relating to minimum tangible net worth, fixed charge coverage and ratios of liabilities to minimum tangible net worth and asset values.

     Annual Maturities. The aggregate amount of annual maturities of the Company's outstanding debt at December 31, 1998, for calendar years 1999 through 2003 and thereafter is $3,741,000, $504,000, $547,000, $100,594,000, $646,000
and $134,740,000, respectively. In addition, the outstanding balance of $69,000,000 at December 31, 1998 under the Company's unsecured revolving credit agreement matures on December 31, 2000, although certain events could require the earlier paydown of the outstanding balance.

     Interest. Interest capitalized on construction in progress was $819,000, $517,000 and $895,000 in 1998, 1997 and 1996, respectively. Interest paid, net of interest capitalized, in 1998, 1997 and 1996 was $20,599,000, $14,374,000 and
$21,547,000, respectively.

     Inter-Group Loans. Revolving inter-Group loans owed by the Core Group to the Psychiatric Group are unsecured, bear interest at a floating rate equal to the weighted average interest rate on outstanding borrowings under the Company's revolving credit agreement (or, for periods in which there is no such revolving debt outstanding, the interest rate at which the Company could borrow on a revolving basis), and are prepayable without premium at any time, at the option of the Board. The weighted average outstanding amount of revolving inter-Group loans owed by the Core Group to the Psychiatric Group during 1998 was $1,870,000 at a weighted average interest rate of 6.28%.

     Revolving and fixed rate inter-Group loans owed to the Core Group by the Psychiatric Group are unsecured and are prepayable without premium at any time, at the option of the Board. Revolving inter-Group loans owed to the Core Group bear interest at a floating rate equal to the prevailing prime rate plus 2% and fixed rate inter-Group loans owed to the Core Group bear interest at a fixed rate of 13%. The weighted average outstanding amount of revolving inter-Group loans owed to the Core Group by the Psychiatric Group during 1998, 1997 and 1996 was $1,106,000, $3,415,000, and $4,666,000 at weighted average interest rates of 10.50%, 10.44% and 10.27%, respectively. The weighted average outstanding amount of fixed rate inter-Group loans owed to the Core Group by the Psychiatric Group during 1998, 1997 and 1996 was $4,588,000, $9,175,000 and $9,175,000 at a
weighted average interest rate of 13% for all three years. There were no new fixed rate loans made to the Psychiatric Group during these three years.

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

     The carrying amounts of the inter-Group loans are a reasonable estimate of fair value, as the pricing and terms of the loans are indicative of current rates and credit risk.

     Nothing in the foregoing policies obligates the Board to cause the Core Group to provide funds to the Psychiatric Group or to cause the Psychiatric Group to provide funds to the Core Group if the Board determines it is in the best interests of the Company not to do so.

     Equity Transactions. The proceeds of Core Group Common Stock issuances and the issuance of Series B Depositary Shares, as well as cash required to fund Core Group Common Stock dividends or repurchases and Series B Depositary Share dividends or redemptions are attributed solely to the Core Group

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES and the proceeds of Psychiatric Group Depositary Share issuances as well as cash required to fund Psychiatric Group Depositary Share dividends or repurchases are attributed solely to the Psychiatric Group.

     General and Administrative Expenses. General and administrative expenses of the Company that cannot be directly attributed to either Group are allocated to the Core Group and the Psychiatric Group on the basis of their respective contributions to revenues (excluding inter-Group revenues and revenues from investment dispositions), provided that at no time will such expenses allocated to either Group be less than $62,500 per quarter.

REAL ESTATE PROPERTIES

     The following table summarizes the Core Group's investment in health care real estate properties as of December 31, 1998:

                                                           BUILDINGS AND     TOTAL      ACCUMULATED
                                         STATE    LAND     IMPROVEMENTS    INVESTMENT   DEPRECIATION
                                         -----   -------   -------------   ----------   ------------
                                                                   (IN THOUSANDS)
ACUTE CARE HOSPITALS:
Chesterfield General Hospital..........   SC     $   720     $ 10,687       $ 11,407      $  1,306
Cleveland Regional Medical Center......   TX         300        8,000          8,300         1,482
Desert Valley Hospital.................   CA       1,755       24,650         26,405         2,517
Frye Regional Medical Center...........   NC       1,247       44,202         45,449        13,285
Irvine Medical Center..................   CA      17,987       57,013         75,000        10,987
Kendall Regional Medical Center........   FL       4,163       64,849         69,012        19,008
Lucy Lee Hospital......................   MO         404       23,162         23,566         6,521
Marlboro Park Hospital.................   SC         640        7,153          7,793           874
North Fulton Regional Hospital.........   GA       4,149       42,042         46,191        10,273
Palm Beach Gardens Medical Center......   FL       4,024       41,624         45,648        12,274
Pioneer Valley Hospital................   UT       1,997       47,469         49,466         3,894
Shannon Medical Center, St. John's
  Campus...............................   TX         255       16,197         16,452         2,951
Tarzana Regional Medical Center........   CA      12,421       61,279         73,700        18,938
                                                 -------     --------       --------      --------
                                                  50,062      448,327        498,389       104,310
                                                 -------     --------       --------      --------
ALZHEIMER'S CARE FACILITIES:
Pine Haven at Cypresswood..............   TX         225        3,475          3,700           268
Pine Haven at Sugar Land...............   TX         265        3,759          4,024           172
                                                 -------     --------       --------      --------
                                                     490        7,234          7,724           440
                                                 -------     --------       --------      --------
ASSISTED LIVING FACILITIES:
Cambria Lodge..........................   TX         300        4,882          5,182           290
Garrison Creek Lodge...................   WA         219        5,429          5,648           334
Sherwood Place.........................   TX         220        4,814          5,034           276
Summer Wind Residence..................   ID         110        2,890          3,000           241
                                                 -------     --------       --------      --------
                                                     849       18,015         18,864         1,141
                                                 -------     --------       --------      --------
LONG-TERM ACUTE CARE HOSPITAL:
SCCI Hospital -- Amarillo..............   TX         810        5,300          6,110           144
                                                 -------     --------       --------      --------

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                                                           BUILDINGS AND     TOTAL      ACCUMULATED
                                         STATE    LAND     IMPROVEMENTS    INVESTMENT   DEPRECIATION
                                         -----   -------   -------------   ----------   ------------
                                                                   (IN THOUSANDS)
MEDICAL OFFICE/CLINIC FACILITIES:
Casa Blanca Clinic(1)..................   AZ     $ 1,900     $ 18,681       $ 20,581      $    723
Emerson Medical Office Building/Surgery
  Center(1)............................   FL         572        8,478          9,050           106
Fannin Medical Buildings(1)............   TX       2,850       49,209         52,059         1,794
Morristown Professional Plaza..........   NJ       1,500       18,146         19,646           613
Murfreesboro Medical Clinic(2).........   TN         650       12,394         13,044           236
Northpark Professional Building........   FL          --       10,651         10,651           443
Park Plaza Professional Building.......   TX       1,100       15,947         17,047           578
Valencia Medical Office Building.......   CA       2,200        7,313          9,513            87
Walsh Medical Arts Center..............   CA         285        8,532          8,817         1,011
Westpark Plaza.........................   TX       1,700        7,436          9,136           297
Woodlake Medical Center................   CA       2,470       10,200         12,670           247
                                                 -------     --------       --------      --------
                                                  15,227      166,987        182,214         6,135
                                                 -------     --------       --------      --------
REHABILITATION HOSPITALS:
HealthSouth MountainView Rehabilitation
  Hospital.............................   WV          --       11,718         11,718         2,176
HealthSouth Rehabilitation Hospital of
  Fayetteville.........................   AR         962        8,124          9,086         1,523
Wesley Rehabilitation Hospital.........   KS       1,938       12,659         14,597         2,149
                                                 -------     --------       --------      --------
                                                   2,900       32,501         35,401         5,848
                                                 -------     --------       --------      --------
SKILLED NURSING FACILITIES:
Arkansas Manor Nursing Home............   CO         154        3,912          4,066           514
Cornerstone Care Center................   CO         125        4,731          4,856           480
Covington Manor Nursing Center.........   IN         170        8,064          8,234           168
Douglas Manor..........................   AZ         175        2,446          2,621           246
Edgewood Manor Nursing Center..........   OH         155        5,027          5,182           109
Fairview Manor Nursing Center..........   OH         130        7,796          7,926           168
Lakeland Nursing Center................   IN          50        3,842          3,892            83
Norwood Nursing Center.................   IN          30        3,779          3,809            85
Safford Care Center....................   AZ         100        4,834          4,934           472
Silver Hills Health Care Center........   NV       1,322        6,065          7,387            38
University Park Nursing Center.........   IN         110        4,847          4,957            94
Versailles Health Care Center..........   OH         160        6,303          6,463           119
Villa Fairborn.........................   OH         260        6,227          6,487           130
Villa Georgetown.......................   OH         125        6,338          6,463           128
Villa Springfield......................   OH         195        5,142          5,337           103
                                                 -------     --------       --------      --------
                                                   3,261       79,353         82,614         2,937
                                                 -------     --------       --------      --------
                                                 $73,599     $757,717       $831,316      $120,955
                                                 =======     ========       ========      ========

---------------

(1) Casa Blanca Clinic represents four separate facilities leased together under a single master lease. Fannin Medical Buildings represent two separate facilities master-leased to affiliated tenants under separate leases, with one such facility encumbered by a $17,495 mortgage note payable. Emerson Medical Office Building/Surgery Center represents two separate facilities, one of which is master-leased and the other leased to multiple tenants.

(2) Murfreesboro Medical Clinic is encumbered by a $3,277 mortgage note payable.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     A substantial portion of the Core Group's properties are leased to single-tenant operators under "net" leases pursuant to which the lessees are responsible for all maintenance, repairs, taxes and insurance of the leased properties. The leases provide for the payment of minimum base rent and additional rent during the fixed term and any renewal terms. Additional rent is generally based on the increase in annual gross revenues of the related facility or the consumer price index as specified in the lease agreements. The Core Group has the right to approve capital expenditures at such properties, the option to fund certain capital expenditures and, in certain situations, is obligated to fund approved capital expenditures on terms comparable to the original investment. The base and additional rent provisions of the leases are amended when such capital expenditures are funded to reflect the Core Group's increased investment. At December 31, 1998, the Core Group had no commitments to fund capital expenditures pursuant to these rights and obligations.

     Many of the Core Group's medical office/clinic facilities are leased to multiple tenants on a gross or modified net basis pursuant to which the Core Group, as lessor, is responsible for a portion of the operating costs of the building, including but not limited to the cost of maintenance, repairs, insurance and taxes on the leased properties. In general, the Core Group is also initially responsible for capital expenditures, leasing commissions and tenant improvements at these buildings, subject to reimbursement from tenants in some instances.

     At December 31, 1998, the Core Group had construction in progress of $14,247,000. As of December 31, 1998, the Core Group had funded $5,230,000 of a $9.5 million commitment to develop a skilled nursing facility in Las Vegas, Nevada to be operated by an experienced operator of skilled nursing facilities. As of December 31, 1998, the Core Group had funded $8,329,000 of an $18.6 million commitment to develop three assisted living facilities to be managed by an experienced operator of assisted living facilities. The Core Group has a $22.5 million forward funding commitment to develop up to nine Alzheimer's care facilities to be managed by the same operator that currently manages two existing Alzheimer's care facilities owned by the Core Group. As of December 31, 1998, $688,000 was funded under this commitment for the development of one facility having a total development cost of approximately $2.8 million. The Core Group has identified a second facility site under this commitment having a total development cost of approximately $2.8 million. The Core Group also has a $5.7 million commitment to develop a medical office/clinic facility in Roseburg, Oregon to be master-leased to the operator of the adjacent hospital.

     Six of the Core Group's acute care properties are leased to subsidiaries of American Medical International, Inc. (AMI), a subsidiary of Tenet Healthcare Corporation. The six leases are covered by cross-default provisions and the lease obligations are unconditionally guaranteed by AMI. In 1998, revenues from these leases accounted for 42% of the Core Group's total revenues.

     Kendall Regional Medical Center (Kendall) is leased to a subsidiary of Columbia/HCA Healthcare Corporation (Columbia). Aggregate revenues from the lease, which was originally scheduled to mature in February 1999, were approximately $10.3 million in 1998, or 10% of the Core Group's total revenues. Pursuant to the terms of the lease, Columbia has exercised its option to purchase Kendall at fair market value. The purchase price of $105 million will be paid in cash, or at the option of the Company, a combination of cash and debt relief. The Company currently intends to effect the transaction as a "deferred like-kind" 1031 exchange for tax purposes. The first part of the exchange, the transfer of Kendall to Columbia, is currently scheduled to occur on April 15, 1999. The Company would complete the exchange by acquiring new investment properties within the time limits imposed by federal tax law, if possible. If the Company is successful in identifying and closing on a sufficient amount of new investments within the required time limits, the Company should not recognize current taxable gain as a result of the transaction. In that event, there should be no impact on the Company's REIT distribution requirements. Even though the Company may not recognize gain on the transaction for tax purposes, the Core Group expects to be able to recognize a gain of over $50 million for book purposes. The Company cannot be assured that total revenues generated by new investments acquired to effect the exchange will equal the annual revenues currently generated by the Kendall investment, nor is it certain that the Company will complete the transaction as an exchange. If the Company

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES does not complete the transaction as an exchange, the amount of the Company's tax liability, the impact on its REIT distribution requirements and the amount of gain, net of taxes if any, recognized for book purposes would depend on the amount of gain recognized for tax purposes, any losses recognized by the Company on sales of other assets and various tax elections available to the Company.

     Future minimum annual rentals, assuming the sale of Kendall on April 15, 1999, under the Core Group's noncancellable operating leases for calendar years 1999 through 2003 are approximately $88,640,000, $84,950,000, $79,920,000,
$74,770,000, and $73,150,000, respectively.

MORTGAGE NOTE RECEIVABLE

     SCCI Hospital -- Houston Central $4,400,000. The Core Group has a mortgage note receivable secured by a first mortgage and security interest in the real property of a long-term acute care facility in Houston, Texas. The note has an initial term of ten years with two optional ten-year extension terms. The initial term maturity date is June 30, 2007. The interest rate on the note is 10.50% with interest only payable monthly through June 30, 1999 and monthly principal and interest payments of $40,000 payable thereafter. Pursuant to the terms of the mortgage note receivable, the Core Group may receive additional interest each year based on the increase in annual operating revenues of the facility.

     The carrying amount of the mortgage note receivable is a reasonable estimate of fair value, as the pricing and terms of the note are indicative of current rates and credit risk.

OTHER NOTE RECEIVABLE

     In 1998, the Core Group committed to advance funds on a senior subordinated note due from the operator of an Alzheimer's care facility for a total maximum principal amount of $1,902,000. The note is secured by a pledge of stock in the operator and is personally guaranteed by one of its principals. Advances under the note are conditioned upon borrower's compliance with various covenants. The Core Group has no obligation to make principal advances after February 27, 2003. As of December 31, 1998, $1,468,000 was outstanding under the note, which included principal advanced of $1,283,000 and accrued interest of $185,000. Prior to December 31, 2002, interest accrues on the principal balance of the note at a rate of 18% per annum and will be added to the outstanding principal balance on a quarterly basis. Accrued interest is payable quarterly as it accrues commencing January 1, 2003 until March 31, 2006, subject to an intercreditor agreement and certain earnings requirements of the operator. Commencing April 1, 2006, quarterly principal and interest payments sufficient to amortize the principal amount of the loan as of March 31, 2006 together with unpaid interest are due in equal quarterly installments until April 1, 2012 at which time all unpaid principal and interest amounts are due and payable.

     The pricing and terms of the other note receivable is indicative of current rates and credit risk, and therefore, the current carrying amount of this financial instrument is a reasonable estimate of fair value.

DIRECT FINANCING LEASES

     In connection with its investments in certain acute and long-term care properties, the Core Group has provided equipment leasing for terms of five to seven years which are classified as direct financing leases. As of December 31, 1998, the Core Group's aggregate net investment in these direct financing leases was $1,975,000, represented by total minimum lease payments receivable of $2,163,000 less unearned income of $188,000. Future minimum annual lease payments under these leases for calendar years 1999 through 2002 are approximately $1,342,000, $704,000, $94,000 and $23,000, respectively.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

PENSION PLANS

     The Company has a defined contribution pension plan covering all of its employees. Pension expense allocated to the Core Group in 1998, 1997 and 1996 was $272,000, $188,000 and $222,000, respectively.

     The Company has an unfunded defined benefit pension plan covering non-employee members of its Board of Directors elected prior to 1997 upon completion of sixty months of membership on the Board. The benefits, limited to ten years, are based on years of service and the annual base director fee in effect as of the date a director ceases to be a member of the Board. Net periodic pension cost allocated to the Core Group in 1998, 1997 and 1996 was $74,000, $88,000 and $177,000, respectively. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding this plan.

STOCK INCENTIVE PLANS

     The Company's stock incentive plans provide for the issuance of shares of the Company's stock to directors and key employees as stock incentives. As allowed by SFAS 123, "Accounting for Stock-Based Compensation", the Company measures employee stock-based compensation expense using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Total stock-based compensation expense recognized under APB 25 and allocated to the Core Group in 1998, 1997 and 1996 was $1,243,000, $1,319,000 and $1,139,000, respectively. If the fair value based method of accounting defined by SFAS 123 had been used to measure and recognize stock-based compensation expense, the pro forma effect on the reported amounts of earnings per share of the Core Group for 1998, 1997 and 1996 would not have been material. The pro forma effect for 1998, 1997 and 1996 may not be representative of the pro forma effect in future years because it does not take into consideration stock-based incentives granted prior to 1995. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding the Company's stock incentive plans.

ATTRIBUTED EQUITY

     Sale of Stock to Psychiatric Group. On July 24, 1998, the Core Group sold 833,067 new shares of Core Group Common Stock to the Company's Psychiatric Group at a price of $25.9407 per share, which the Psychiatric Group concurrently distributed to holders of Psychiatric Group Depositary Shares as a special stock dividend.

     8.6% Cumulative Redeemable Preferred Stock, Series B. The Company has 4,000,000 Series B Depositary Shares outstanding which represent 40,000 shares of Series B Preferred Stock. Each Series B Depositary Share represents 1/100 of a share of Series B Preferred Stock, and entitles the holder to such proportion of all the rights, preferences and privileges of the Series B Preferred Stock represented thereby. The Series B Depositary Shares, and the Series B Preferred Stock represented thereby, rank senior to the Company's Core Group Common Stock, its Series A Preferred Stock (when and if issued) and its Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, with respect to dividend payments and liquidation rights. The annual dividend rate and liquidation preference with respect to each Series B Depositary Share are $2.15 and $25, respectively (equivalent to $215 and $2,500 per share of Series B Preferred Stock, respectively). Dividends on the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, are cumulative and, if and when declared, are payable quarterly in arrears on the last day of February, May, August and November of each year. On or after October 27, 2002, the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, may be redeemed, in whole or in part, at the option of the Company at a redemption price of $25 per Series B Depositary Share (equivalent to $2,500 per share of Series B Preferred Stock), plus accrued and unpaid dividends thereon. The redemption price, other than the portion representing accrued and unpaid dividends, is payable solely out of proceeds from the sale of other capital stock of the Company. The proceeds from the sale of the Series B

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Depositary Shares, and the Series B Preferred Stock represented thereby, as well as the dividends payable thereon, have been attributed to the Company's Core Group for financial accounting and reporting purposes.

     Preferred Stock Purchase Rights Plan. The Company has a preferred stock purchase rights plan which provides for the distribution of one preferred stock purchase right (each a Right) to shareholders for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase 1/100 of a share of preferred stock, Series A, par value $.01 per share (the Series A Preferred Shares), of the Company at a price of $45. The Company's Psychiatric Group Depositary Shares do not include the Rights or entitle holders thereof to receive the Rights, which are applicable only to the Company's Core Group Common Stock. The Series A Preferred Stock (when and if issued) rank senior to the Company's Core Group Common Stock and its Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, with respect to dividend payments and liquidation rights, but rank junior to the Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding the Company's preferred stock purchase rights plan.

EARNINGS PER SHARE

     The following is a reconciliation of the income and share amounts used in the basic and diluted per share computations of income before extraordinary item attributable to Core Group Common Stock:

                                       1998               1997               1996
                                 ----------------   ----------------   ----------------
                                 INCOME    SHARES   INCOME    SHARES   INCOME    SHARES
                                 -------   ------   -------   ------   -------   ------
                                                     (IN THOUSANDS)
Income before extraordinary
  item.........................  $51,645       --   $44,107       --   $38,800       --
Less Series B preferred
  dividend requirement.........   (8,600)      --    (1,553)      --        --       --
Outstanding common shares......       --   24,377        --   23,503        --   23,451
Deferred common shares.........       --        2        --        2        --        2
                                 -------   ------   -------   ------   -------   ------
Basic EPS components...........   43,045   24,379    42,554   23,505    38,800   23,453
Effect of dilutive potential
  common shares
  Stock options................       --       81        --       94        --       40
  DERs.........................       --      145        --      104        --       65
  Subordinated convertible
     bonds payable.............       --       --        --       --        --       --
                                 -------   ------   -------   ------   -------   ------
Diluted EPS components.........  $43,045   24,605   $42,554   23,703   $38,800   23,558
                                 =======   ======   =======   ======   =======   ======

DIVIDENDS

     A quarterly dividend of $.565 per share for Core Group Common Stock, or approximately $14,116,000, was declared by the Board of Directors on January 22, 1999, payable on February 24, 1999 to shareholders of record on February 10, 1999. A dividend of $.5375 per share for Series B Depositary Shares was declared by the Board of Directors on January 22, 1999, payable March 1, 1999 to shareholders of record February 15, 1999. This dividend was for the regular quarterly period ended February 28, 1999 and approximately $717,000 was accrued at December 31, 1998. The aggregate dividends of $14,833,000 have been reflected as dividends payable in the accompanying financial statements as of December 31, 1998.

     Cash dividends of $2.18 per share paid on Core Group Common during 1998 are characterized as $1.076 of ordinary income and $1.104 of return of capital for tax purposes. Cash dividends of $2.15 per share paid on Series B Depositary Shares during 1998 are characterized entirely as ordinary income for income tax purposes.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     In general, cash dividends on the Company's Core Group Common Stock and Psychiatric Group Depositary Shares are limited by the Company's unsecured revolving credit agreement to 95% of cash flow available for debt service, less interest expense, plus gains on asset dispositions and certain proceeds from the disposition of Psychiatric Group assets.

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              FIRST     SECOND     THIRD    FOURTH
                                             QUARTER    QUARTER   QUARTER   QUARTER    TOTAL
                                             --------   -------   -------   -------   --------
                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1998
Revenues...................................  $ 25,103   $26,248   $27,753   $28,445   $107,549
Attributable to Core Group Common Stock --
Net income.................................    10,434    10,559    10,859    11,193     43,045
  Basic per share amounts --
     Net income............................  $   0.44   $  0.44   $  0.44   $  0.45   $   1.77
  Diluted per share amounts --
     Net income............................  $   0.43   $  0.43   $  0.44   $  0.44   $   1.75
1997
Revenues...................................  $ 21,322   $21,055   $21,204   $22,721   $ 86,302
Attributable to Core Group Common Stock --
Income before extraordinary item...........  $  9,930   $11,129   $11,087   $10,408   $ 42,554
Extraordinary loss on debt prepayment......   (11,427)       --        --        --    (11,427)
Net income (loss)..........................    (1,497)   11,129    11,087    10,408     31,127
  Basic per share amounts --
     Income before extraordinary item......  $   0.42   $  0.47   $  0.47   $  0.44   $   1.81
     Extraordinary loss on debt
       prepayment..........................     (0.48)       --        --        --      (0.49)
     Net income (loss).....................     (0.06)     0.47      0.47      0.44       1.32
  Diluted per share amounts --
     Income before extraordinary item......  $   0.42   $  0.47   $  0.47   $  0.44   $   1.80
     Extraordinary loss on debt
       prepayment..........................     (0.48)       --        --        --      (0.49)
     Net income (loss).....................     (0.06)     0.47      0.47      0.44       1.31

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Health Properties, Inc.:

     We have audited the accompanying combined balance sheets of the Psychiatric Group (a business unit of American Health Properties, Inc.) as of December 31, 1998 and 1997, and the related combined statements of operations, total attributed equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the management of American Health Properties, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Psychiatric Group as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Denver, Colorado
January 22, 1999 (except with respect
 to the matter discussed on page F-56 related to the sale of Rock Creek Center, as to which the date is February 24, 1999).

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

                   PSYCHIATRIC GROUP COMBINED BALANCE SHEETS

                                     ASSETS

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998     1997
                                                              ------   -------
                                                               (IN THOUSANDS)
Real estate properties
  Buildings and improvements................................  $2,962   $ 8,810
  Accumulated depreciation..................................    (771)   (1,742)
                                                              ------   -------
                                                               2,191     7,068
  Land......................................................   2,940     3,097
                                                              ------   -------
                                                               5,131    10,165
Mortgage notes receivable, net..............................      --    37,715
Other note receivable.......................................     195     2,500
Revolving inter-Group loans to Core Group...................     180        --
Cash and short-term investments.............................   1,491        --
Receivables.................................................      30       614
                                                              ------   -------
                                                              $7,027   $50,994
                                                              ======   =======
              ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Revolving inter-Group loans from Core Group.................  $   --   $ 3,379
Fixed rate inter-Group loans from Core Group................      --     9,175
Accounts payable and accrued liabilities....................     444       433
Dividends payable...........................................     198     1,292
Deferred income.............................................      --        22
                                                              ------   -------
                                                                 642    14,301
                                                              ------   -------
Commitments and contingencies
Total attributed Psychiatric Group equity...................   6,385    36,693
                                                              ------   -------
                                                              $7,027   $50,994
                                                              ======   =======

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

              PSYCHIATRIC GROUP COMBINED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                1998            1997           1996
                                                             ----------      ----------      ---------
                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
REVENUES
Rental income..............................................   $ 1,772         $ 1,633         $1,989
Mortgage interest income...................................     3,078           6,072          5,980
Additional rental and interest income......................       736             665            812
Other interest income......................................       299             346            393
Interest income on inter-Group loans to Core Group.........       117              --             --
                                                              -------         -------         ------
                                                                6,002           8,716          9,174
                                                              -------         -------         ------
EXPENSES
Depreciation and amortization..............................       753             751            744
Property operating.........................................       450             190             --
Interest expense on inter-Group loans from Core Group......       712           1,553          1,679
General and administrative.................................       937           1,140          1,172
Impairment loss on real estate and notes receivable........     8,330          11,000             --
                                                              -------         -------         ------
                                                               11,182          14,634          3,595
                                                              -------         -------         ------
NET INCOME (LOSS)..........................................   $(5,180)        $(5,918)        $5,579
                                                              =======         =======         ======
BASIC PER SHARE AMOUNTS --
  Net income (loss)........................................   $ (2.49)        $ (2.84)        $ 2.68
  Weighted average depositary shares.......................     2,084           2,084          2,084
DILUTED PER SHARE AMOUNTS --
  Net income (loss)........................................   $ (2.49)        $ (2.84)        $ 2.67
  Weighted average depositary shares and dilutive potential
     depositary shares.....................................     2,084           2,084          2,093
DIVIDENDS DECLARED PER DEPOSITARY SHARE....................   $  1.73         $  2.62         $ 2.80

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

        PSYCHIATRIC GROUP COMBINED STATEMENTS OF TOTAL ATTRIBUTED EQUITY

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1998      1997      1996
                                                              --------   -------   -------
                                                                     (IN THOUSANDS)
BALANCES AT BEGINNING OF YEAR...............................  $ 36,693   $47,963   $48,113
  Stock incentives, net.....................................        91       108       107
  Net income (loss).........................................    (5,180)   (5,918)    5,579
  Stock dividend............................................   (21,610)       --        --
  Cash dividends............................................    (3,609)   (5,460)   (5,836)
                                                              --------   -------   -------
BALANCES AT END OF YEAR.....................................  $  6,385   $36,693   $47,963
                                                              ========   =======   =======

   The accompanying notes are an integral part of these financial statements.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

              PSYCHIATRIC GROUP COMBINED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1998      1997      1996
                                                              --------   -------   -------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $ (5,180)  $(5,918)  $ 5,579
Depreciation, amortization and other non-cash items.........       844       859       856
Deferred income.............................................        (8)      (25)      (53)
Impairment loss on real estate and notes receivable.........     8,330    11,000        --
Change in receivables and other assets......................       585       126        28
Change in accounts payable and accrued liabilities..........     1,108       292       (10)
                                                              --------   -------   -------
                                                                 5,679     6,334     6,400
                                                              --------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on mortgage notes receivable.............    35,039        72        64
Other notes receivable......................................      (180)      233       458
Advances on revolving inter-Group loans to Core Group.......      (180)       --        --
                                                              --------   -------   -------
                                                                34,679       305       522
                                                              --------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving inter-Group loans from Core Group.....    (3,379)     (804)   (1,086)
Payments on fixed rate inter-Group loans from Core Group....    (9,175)       --        --
Purchase of Core Group Common Stock.........................   (21,610)       --        --
Cash dividends paid.........................................    (4,703)   (5,835)   (5,836)
                                                              --------   -------   -------
                                                               (38,867)   (6,639)   (6,922)
                                                              --------   -------   -------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS......     1,491        --        --
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR..........        --        --        --
                                                              --------   -------   -------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR................  $  1,491   $    --   $    --
                                                              ========   =======   =======

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The financial statements of the Psychiatric Group include the financial position, results of operations and cash flows of the Company's psychiatric hospital investments, an allocated portion of the Company's general and administrative expense, an attributed amount of inter-Group loans and an attributed amount of the Company's stockholders' equity. The Psychiatric Group financial statements are prepared using the amounts included in the Company's consolidated financial statements.

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

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

     Cash and Short-Term Investments. Cash and short-term investments consist of cash and all highly liquid investments with an original maturity date of less than three months and are stated at cost which approximates fair value.

     Real Estate Properties. The Psychiatric Group records properties at cost and recognizes depreciation on a straight-line basis over 21 years, the estimated useful lives of the buildings and improvements.

     Impairment of Real Estate Properties and Notes Receivable. The Psychiatric Group reviews the carrying value of its real estate properties and notes receivable for the possible impairment of value whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In general, an impairment of such assets would be indicated if the estimated future cash flows expected to result from the use of such assets and their eventual disposition is less than their carrying amounts.

     Deferred Income. Fees received, net of related direct costs, associated with the origination or amendment of leases and mortgage notes receivable are deferred and amortized at a constant effective rate over the remaining term of the related leases and mortgage notes receivable.

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

     New Accounting Standards. In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this statement had no impact on the Psychiatric Group's financial statements.

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting financial and descriptive information about reportable operating segments. In general, reportable operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Psychiatric Group is a separate operating segment of the Company and does not have separate reportable operating segments.

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits". SFAS No. 132 revises employer's disclosures about pension and other post retirement benefits, requires additional information on changes in the

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES benefit obligations and fair values of plan assets and eliminates certain previous disclosures. The adoption of this statement in 1998 had no impact on the Psychiatric Group's financial statements.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The required adoption of this statement in 2000 is not expected to have a material impact on the Psychiatric Group's financial statements.

     In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". In general, SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of SOP 98-5 in 1998 had no impact on the Psychiatric Group's financial statements.

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

     Third-Party Debt. All of the Company's third-party debt ($308,936,000 and $243,813,000 at December 31, 1998 and 1997, respectively) has been attributed to the Core Group; however, the Psychiatric Group, together with the Core Group, is subject to all of the terms, restrictions and covenants relating to such third-party debt. These include limitations on secured borrowings, restrictions covering the use of proceeds from asset sales and payments of dividends and requirements relating to the maintenance of specified financial covenants, including those relating to minimum tangible net worth, fixed charge coverage and ratios of liabilities to minimum tangible net worth and asset values. The third-party debt attributed to the Core Group at December 31, 1998 includes $69,000,000 of unsecured bank loans payable, $219,164,000 of unsecured senior notes payable and $20,772,000 of mortgage indebtedness. The aggregate amount of annual maturities of the Company's outstanding debt at December 31, 1998, for calendar years 1999 through 2003 and thereafter is $3,741,000, $504,000, $547,000, $100,594,000, $646,000, and $134,740,000, respectively. In addition, the outstanding balance of $69,000,000 at December 31, 1998 under the Company's unsecured revolving credit agreement matures on December 31, 2000, although certain events could require the earlier paydown of the outstanding balance. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding the Company's third-party debt.

     Inter-Group Loans. Revolving inter-Group loans owed to the Psychiatric Group by the Core Group are unsecured, bear interest at a floating rate equal to the weighted average interest rate on outstanding borrowings under the Company's revolving credit agreement (or, for periods in which there is no such revolving debt outstanding, the interest rate at which the Company could borrow on a revolving basis), and are prepayable without premium at any time, at the option of the Board. The weighted average outstanding amount of revolving inter-Group loans owed to the Psychiatric Group by the Core Group during 1998 was $1,870,000 at a weighted average interest rate of 6.28%.

     Revolving and fixed rate inter-Group loans owed by the Psychiatric Group to the Core Group are unsecured and are prepayable without premium at any time, at the option of the Board. Revolving inter-Group loans owed by the Psychiatric Group bear interest at a floating rate equal to the prevailing prime rate plus 2% and fixed rate inter-Group loans owed by the Psychiatric Group bear interest at a fixed rate of 13%. The weighted average outstanding amount of revolving inter-Group loans owed by the Psychiatric Group to the Core Group during 1998, 1997 and 1996 was $1,106,000, $3,415,000, and $4,666,000 at weighted average

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES interest rates of 10.50%, 10.44% and 10.27%, respectively. The weighted average outstanding amount of fixed rate inter-Group loans owed by the Psychiatric Group to the Core Group during 1998, 1997 and 1996 was $4,588,000, $9,175,000 and
$9,175,000 at a weighted average interest rate of 13% for all three years. There were no new fixed rate loans made to the Psychiatric Group during these three years.

     In July 1998, the Psychiatric Group paid off the entire $11.2 million outstanding balance of fixed and revolving inter-Group loans owed to the Core Group with a portion of the proceeds the Psychiatric Group received from the payoff of the Four Winds mortgage notes receivable. The Company's Board has established certain management policies relating to the Core Group's commitment to provide inter-Group loans to the Psychiatric Group. Under the policies currently in effect, which may be modified or rescinded at any time in the sole discretion of the Company's Board, the aggregate revolving inter-Group loans owed by the Psychiatric Group to the Core Group are limited to a maximum of $7,865,000 at any one time outstanding, which limit is to be reduced dollar-for-dollar by any permanent repayment in the future of borrowings under a revolving credit agreement provided to a Psychiatric Group hospital operator; provided that the limit on the aggregate revolving inter-Group loans will not be reduced below $5,000,000. Except for such revolving inter-Group loans, no other inter-Group loans will be advanced by the Core Group to the Psychiatric Group.

     The carrying amounts of the inter-Group loans are a reasonable estimate of fair value, as the pricing and terms of the loans are indicative of current rates and credit risk.

     Nothing in the foregoing policies obligates the Board to cause the Core Group to provide funds to the Psychiatric Group or to cause the Psychiatric Group to provide funds to the Core Group if the Board determines it is in the best interests of the Company not to do so.

     Equity Transactions. The proceeds of Core Group Common Stock issuances and the issuance of Series B Depositary Shares, as well as cash required to fund Core Group Common Stock dividends or repurchases and Series B Depositary Share dividends or redemptions are attributed solely to the Core Group and the proceeds of Psychiatric Group Depositary Share issuances as well as cash required to fund Psychiatric Group Depositary Share dividends or repurchases are attributed solely to the Psychiatric Group.

     General and Administrative Expenses. General and administrative expenses of the Company that cannot be directly attributed to either Group are allocated to the Psychiatric Group and the Core Group on the basis of their respective contributions to revenues (excluding inter-Group revenues and revenues from investment dispositions), provided that at no time will such expenses allocated to either Group be less than $62,500 per quarter. All general and administrative expenses directly attributed or allocated to the Psychiatric Group are generally paid currently, regardless of when such expenses are paid to third parties by the Company.

REAL ESTATE PROPERTIES

     The following table summarizes the Psychiatric Group's investment in health care real estate properties as of December 31, 1998:

                                                      BUILDINGS AND     TOTAL      ACCUMULATED
                                     STATE    LAND    IMPROVEMENTS    INVESTMENT   DEPRECIATION
                                     -----   ------   -------------   ----------   ------------
                                                           (IN THOUSANDS)
Northpointe........................  FL..    $1,300      $   --         $1,300         $ --
Rock Creek Center..................  IL..       440         760          1,200           --
Sunrise Regional Medical Center....  FL..     1,200       2,202          3,402          771
                                             ------      ------         ------         ----
                                             $2,940      $2,962         $5,902         $771
                                             ======      ======         ======         ====

     The fundamental ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in the periodic restructuring of psychiatric operator payment

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES obligations, the closing of one psychiatric hospital and significant impairment losses on psychiatric investments, including an $11 million charge in 1997 and a $8.3 million charge in 1998.

     In late 1995, the operator of the Northpointe and Sunrise Regional Medical Center (Sunrise) facilities was experiencing operational and cash flow difficulties which negatively impacted the operator's ability to pay rental and interest obligations to the Psychiatric Group. During 1996, the Psychiatric Group modified the Northpointe agreements to allow for the deferral of rent and interest payments while certain restructuring and restaffing of the facility occurred. In late 1996, adverse publicity from a lawsuit filed against the operator alleging widespread irregularities materially exacerbated the operational and financial difficulties of Northpointe and Sunrise. Subsequently, the census at Northpointe fell significantly to a level that made it appear unlikely that the operator could continue operations at the facility and the operator was unable to continue paying its obligations to the Psychiatric Group after January 1997. Sunrise suffered from declining census and significant deterioration of its cash flow, which made it difficult to continue paying its obligations to the Psychiatric Group. The volatile circumstances at Sunrise and the deterioration in its cash flows and census levels appeared likely to preclude the operator from continuing operations at the facility. A range of options for these two facilities was explored, including the transfer of the operations to new operators, closing the facilities, conversion of the facilities to an alternative use or sale of the properties. As a result of this review, the Psychiatric Group recorded an $11,000,000 charge in the first quarter of 1997 for impairment of the carrying value of these two investments. Of this amount, $5,100,000 related to the Psychiatric Group's investment in Northpointe, which included a $1,675,000 reserve against the entire unpaid balance under a revolving credit agreement and a $3,425,000 reduction in the carrying value of its net real estate investment. The remaining impairment charge of $5,900,000 related to the Psychiatric Group's investment in Sunrise, which included a $49,000 reserve against the entire unpaid balance under a revolving credit agreement and a $5,851,000 reduction in the carrying value of its net real estate investment. The financial and operational problems at the Northpointe and Sunrise facilities continued to worsen during 1997. The operator of Northpointe ceased hospital operations during the second quarter of 1997 and a restructuring of Sunrise's obligations to the Psychiatric Group was completed in the fourth quarter of 1997.

     The Northpointe property remained vacant during 1998 and the Psychiatric Group incurred $450,000 ($.22 per depositary share on a diluted basis) of maintenance and security costs. Although the Psychiatric Group expects to incur approximately $75,000 per quarter for ongoing maintenance and security costs while it continues to seek alternate uses or a buyer for the property, the Psychiatric Group cannot be assured that other unexpected costs will not be incurred. Attempts to locate an alternate healthcare operator for the Northpointe property have proven largely unsuccessful. After assessing the various alternatives for the facility and reviewing the estimated net realizable value of the property under each potential alternative, the Psychiatric Group recorded an impairment charge at the end of 1998, which reduced the carrying value of the investment to $1,300,000. If an acceptable healthcare operator is not identified for the Northpointe facility in the near term, the property will likely be marketed for sale. However, the Psychiatric Group cannot be assured that any sale price would equal or exceed the current carrying value of the Northpointe property.

     At December 31, 1998, the Sunrise property had a carrying value of $2,631,000. In September 1998, a new operator assumed all operational responsibility for the hospital and entered into a new five-year lease with effective monthly rent of $60,000 ($.029 per depositary share on a diluted basis). In connection with the change in operators, the Psychiatric Group received a one-time payment of $347,000 ($.17 per depositary share on a diluted basis) from the former operator to settle certain of the obligations owed to the Psychiatric Group. Although the new operator has fulfilled its obligations to the Psychiatric Group under the lease so far, the new operator has experienced cash flow difficulties primarily as a result of delays in obtaining Baker Act certification. As a result, the Psychiatric Group provided the operator with a $200,000 working capital loan at the end of 1998, and subsequent to year-end, the operator requested $700,000 of additional working capital loans. Although this request is still being evaluated, the Company likely will provide the additional loans. The Company cannot be assured that the operator will be successful and, if it were to cease operations, an

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES impairment charge to reduce the carrying value of the Sunrise property and any related outstanding working capital loans would be likely. The Company will continue to encourage the operator to pursue financing alternatives that might enable it to acquire the property and repay its borrowings from the Company.

     The operator of Rock Creek Center (RCC) experienced continuing financial and operational difficulties over the past several years. In 1996, RCC experienced substantial payor reimbursement issues and lower than expected census that adversely impacted its cash flow and its ability to pay its rental and interest obligations to the Psychiatric Group. As a result, the Psychiatric Group modified the RCC agreements in 1996 to allow for the partial deferral of base rent payments while the operator took certain actions to stabilize operations and implemented its revised business plan. The maturity date of the $2.5 million balance outstanding under the RCC revolving credit agreement and the initial term of the RCC lease were extended on several occasions with the latest extension to March 31, 1999. In June 1998, the operator of the RCC facility informed the Psychiatric Group that it had incurred a material, unanticipated liability to Medicare, which imperiled the continuing operation of the facility. RCC met its rent and interest obligations to the Psychiatric Group through November 1998, however, RCC made its November payments late due to cash flow problems. In December 1998, cash flow problems at RCC became so severe that the operator of the RCC facility defaulted on all of its obligations to the Psychiatric Group and the Psychiatric Group delivered formal notice of default to RCC for failure to pay such obligations. Although RCC had been involved in negotiations to effect a transfer of its operations, those negotiations were discontinued. As a result, the carrying value of the RCC property was written down to $1,200,000 and the Company's net investment in related notes and various other obligations owed to it by the operator of RCC were totally written off. Subsequent to year-end on February 24, 1999, the Psychiatric Group sold its total RCC investment to the current operator for a cash price of $2.5 million. The Company considered other alternatives for the property and evaluated offers from other potential buyers before agreeing to sell to the current operator. The sale to the current operator represented the highest price and most certain transaction the Psychiatric Group was able to achieve from qualified potential purchasers of the property.

     Future minimum annual rentals under the Psychiatric Group's noncancellable operating leases for calendar years 1999 through 2002 are approximately $720,000, and approximately $540,000 for calendar year 2003. These amounts do not reflect any adjustments for the nonpayment of rent or the deferral of rent which could occur in the future.

MORTGAGE NOTES RECEIVABLE

     Four Winds. The Psychiatric Group had two mortgage notes receivable secured by first mortgages and security interests in the real property of Four Winds, two psychiatric facilities located in Saratoga Springs and Katonah, New York. The Saratoga Springs note had an initial term of ten years with a maturity date of June 30, 1999, bore interest at a rate of 12.42% and required monthly principal and interest payments of $194,000. The Katonah note had an initial term of ten years with a maturity date of November 30, 2002, bore interest at rates of 13.44%, 13.80% and 14.13%, in 1996, 1997 and 1998, respectively and required monthly payments of interest only. As of December 31, 1997, the carrying amount of the mortgage notes receivable was a reasonable estimate of fair value, as the pricing and terms of the notes were indicative of current rates and credit risk. On July 1, 1998, the Psychiatric Group received $35 million as prepayment in full of the two Four Winds mortgage notes receivable resulting in an impairment loss of $2.73 million.

OTHER NOTES RECEIVABLE

     The Psychiatric Group has provided financing at variable rates to certain hospital operators under revolving credit agreements and working capital loans. Borrowings under these agreements are conditioned upon the borrower's compliance with various covenants and are partially secured by accounts receivable, other personal property and/or issued and outstanding shares of capital stock of the operators. As of December 31,

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

1998, $195,000 was outstanding under a $200,000 working capital loan provided to one psychiatric hospital operator at an annual interest rate of 12%. Interest only on the note is payable monthly through August 1, 1999. Commencing September 1, 1999, principal and interest payments of $35,000 are payable monthly until maturity on February 1, 2000. The pricing and terms of other notes receivable is indicative of current rates and credit risk, and therefore, the current carrying amount of these financial instruments is a reasonable estimate of fair value. During 1998, $2,485,000 of outstanding borrowings were written off as part of a $5.6 million impairment loss recorded on psychiatric investments, and during 1997, $1,724,000 of outstanding borrowings were written off as part of an $11.0 million impairment loss recorded on psychiatric investments.

PENSION PLANS

     The Company has a defined contribution pension plan covering all of its employees. Pension expense allocated to the Psychiatric Group in 1998, 1997 and 1996 was $15,000, $19,000, and $25,000, respectively.

     The Company has an unfunded defined benefit pension plan covering non-employee members of its Board of Directors elected prior to 1997 upon completion of sixty months of membership on the Board. The benefits, limited to ten years, are based on years of service and the annual base director fee in effect as of the date a director ceases to be a member of the Board. Net periodic pension cost allocated to the Psychiatric Group in 1998, 1997 and 1996 was $4,000, $9,000 and $20,000, respectively. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding this plan.

STOCK INCENTIVE PLANS

     The Company's stock incentive plans provide for the issuance of shares of the Company's stock to directors and key employees as stock incentives. As allowed by SFAS 123, "Accounting for Stock-Based Compensation", the Company measures employee stock-based compensation expense using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Total stock-based compensation expense recognized under APB 25 and allocated to the Psychiatric Group in 1998, 1997 and 1996 was $91,000, $108,000 and $112,000, respectively. If the fair value based method of accounting defined by SFAS 123 had been used to measure and recognize stock-based compensation expense, the pro forma effect on the reported amounts of earnings per share of the Psychiatric Group for 1998, 1997 and 1996 would not have been material. The pro forma effect for 1998, 1997 and 1996 may not be representative of the pro forma effect in future years because it does not take into consideration stock-based incentives granted prior to 1995. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding the Company's stock incentive plans.

COMPANY PREFERRED EQUITY

     8.6% Cumulative Redeemable Preferred Stock, Series B. The Company has 4,000,000 Series B Depositary Shares outstanding which represent 40,000 shares of Series B Preferred Stock. Each Series B Depositary Share represents 1/100 of a share of Series B Preferred Stock, and entitles the holder to such proportion of all the rights, preferences and privileges of the Series B Preferred Stock represented thereby. The annual dividend rate and liquidation preference with respect to each Series B Depositary Share are $2.15 and $25, respectively (equivalent to $215 and $2,500 per share of Series B Preferred Stock, respectively). Dividends on the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, are cumulative. Although the proceeds from the sale of the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, as well as the dividends payable thereon, have been attributed to the Company's Core Group for financial accounting and reporting purposes, the Series B Depositary Shares, and the Series B Preferred Stock represented thereby, rank senior to the Company's Core Group Common Stock, its Series A Preferred Stock (when and if issued) and its Psychiatric Group Depositary Shares, and the

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Psychiatric Group Preferred Stock represented thereby, with respect to dividend payments and liquidation rights.

     Preferred Stock Purchase Rights Plan. The Company has a preferred stock purchase rights plan which provides for the distribution of one preferred stock purchase right (each a Right) to shareholders for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase 1/100 of a share of preferred stock, Series A, par value $.01 per share (the Series A Preferred Shares), of the Company at a price of $45. The Company's Psychiatric Group Depositary Shares do not include the Rights or entitle holders thereof to receive the Rights, which are applicable only to the Company's Core Group Common Stock. The Series A Preferred Stock (when and if issued) rank senior to the Company's Core Group Common Stock and its Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, with respect to dividend payments and liquidation rights, but rank junior to the Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby. The Notes to the Consolidated Financial Statements of the Company should be read for further details regarding the Company's preferred stock purchase rights plan.

EARNINGS PER SHARE

     The following is a reconciliation of the income and share amounts used in the basic and diluted per share computations of net income or loss attributable to Psychiatric Group Depositary Shares:

                                                1998               1997              1996
                                          ----------------   ----------------   ---------------
                                           LOSS     SHARES    LOSS     SHARES   INCOME   SHARES
                                          -------   ------   -------   ------   ------   ------
                                                             (IN THOUSANDS)
Basic EPS components....................  $(5,180)  2,084    $(5,918)  2,084    $5,579   2,084
Effect of dilutive potential depositary
  shares
  Stock options.........................       --      --         --      --        --      --
  DERs..................................       --      --         --      --        --       9
                                          -------   -----    -------   -----    ------   -----
Diluted EPS components..................  $(5,180)  2,084    $(5,918)  2,084    $5,579   2,093
                                          =======   =====    =======   =====    ======   =====

DIVIDENDS AND REDEMPTION PROVISIONS

     A quarterly dividend of $.095 per share for Psychiatric Group Depositary Shares, or approximately $198,000, was declared by the Board of Directors on January 22, 1999, payable on February 24, 1999 to shareholders of record on February 10, 1999. The dividend has been reflected as dividends payable in the accompanying financial statements as of December 31, 1998.

     On July 24, 1998, the Psychiatric Group used proceeds from the payoff of the Four Winds mortgage notes receivable to purchase 833,067 new shares of Core Group Common Stock from the Company's Core Group at a price of $25.9407 per share and concurrently distributed the shares to holders of Psychiatric Group Depositary Shares as a special stock dividend. Holders of Psychiatric Group Depositary Shares received 0.4 shares of Core Group Common Stock for each Psychiatric Group Depositary Share held and were paid cash-in-lieu of fractional shares of Core Group Common Stock based on the price of $25.9407.

     Dividends of $12.62628 per share, including $2.25 of cash dividends and a special stock dividend valued at $10.37628, paid on Psychiatric Group Depositary Shares during 1998 are characterized as $6.2325 of ordinary income and $6.39378 of return of capital for tax purposes. For Psychiatric Group Depositary Share holders of record on July 17, 1998, the initial tax basis in the Core Group Common Stock distributed as a special stock dividend is $25.9407 per share of Core Group Common Stock.

     In general, cash dividends on the Company's Core Group Common Stock and Psychiatric Group Depositary Shares are limited by the Company's unsecured revolving credit agreement to 95% of cash flow

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES available for debt service, less interest expense, plus gains on asset dispositions and certain proceeds from the disposition of Psychiatric Group assets.

     Dividends on the Company's Psychiatric Group Depositary Shares are determined each quarter based upon the operating results of the Company's Psychiatric Group. It continues to be the policy of the Board to maintain a dividend payout ratio for each quarter in excess of 90 percent of the Psychiatric Group's funds from operations for the related quarter, when possible. With the disposition of the RCC investment, on February 24, 1999, the Sunrise investment is currently the sole income-producing property of the Company's Psychiatric Group and the operator of Sunrise is experiencing cash flow difficulties. Therefore, commencing in the second quarter of 1999, the Psychiatric Group's funds from operations may not be sufficient to permit the payment of a dividend on the Psychiatric Group Depositary Shares.

     The Company intends to periodically evaluate the financial position of the Psychiatric Group, including an assessment of the potential cash requirements of the Psychiatric Group and the appropriate use of the proceeds from the February 24, 1999 sale of the RCC investment. Initially, proceeds from the RCC disposition, net of closing costs and applicable reserves, will be retained by the Psychiatric Group to defray its ongoing costs, including the potential long-term costs of carrying the two remaining Psychiatric Group properties. The Psychiatric Group may continue to retain such proceeds or, alternatively, may distribute a portion of such net proceeds to holders of Psychiatric Group Depositary Shares, in cash or Core Group Common Stock, either by dividend or in connection with redemption of the Psychiatric Group Depositary Shares. Should the Board of Directors of the Company decide that the remaining Psychiatric Group portfolio and operations are not consistent with a separate public security, the Board may elect to redeem the outstanding Psychiatric Group Depositary Shares in cash or in exchange for shares of Core Group Common Stock. Under the terms of the Certificate of Designations for the Psychiatric Group Preferred Stock and the Deposit Agreement providing for issuance of Depositary Receipts (Psychiatric Group Depositary Shares) each representing one-tenth of one share of the Psychiatric Group Preferred Stock, the Company has the right to redeem all outstanding Psychiatric Group Depositary Shares, and the Psychiatric Group Preferred Stock represented thereby, for cash (or in exchange for newly issued shares of Core Group Common Stock) at a premium generally ranging from 5% to 15% over the value of the Psychiatric Group Depositary Shares. Since an exchange or redemption of the Psychiatric Group Depositary Shares may be at a premium to the then current market price of the Psychiatric Group Depositary Shares, and since the Board could determine to effect such an exchange or redemption at a time when either or both the Core Group Common Stock and the Psychiatric Group Depositary Shares may be considered to be overvalued or undervalued, the exchange or redemption could be disadvantageous to the holders of the Core Group Common Stock or the Psychiatric Group Depositary Shares.

               AMERICAN HEALTH PROPERTIES, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        FIRST       SECOND        THIRD    FOURTH
                                       QUARTER      QUARTER      QUARTER   QUARTER       TOTAL
                                       -------      -------      -------   -------      -------
                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1998
Revenues.............................  $ 2,269      $ 2,242      $1,052    $   439      $ 6,002
Net income (loss)....................    1,239       (1,484)(1)     629     (5,564)(2)   (5,180)
  Basic per share amounts --
     Net income (loss)...............  $  0.59      $ (0.71)     $ 0.30    $ (2.67)     $ (2.49)
  Diluted per share amounts --
     Net income (loss)...............  $  0.59      $ (0.71)     $ 0.30    $ (2.67)     $ (2.49)
1997
Revenues.............................  $ 2,401      $ 2,110      $2,138    $ 2,067      $ 8,716
Net income (loss)....................   (9,470)(3)    1,203       1,181      1,168       (5,918)
  Basic per share amounts --
     Net income (loss)...............  $ (4.54)     $  0.58      $ 0.57    $  0.56      $ (2.84)
  Diluted per share amounts --
     Net income (loss)...............  $ (4.54)     $  0.57      $ 0.56    $  0.56      $ (2.84)

---------------

(1) Includes impairment loss of $2,730 on Psychiatric Group notes receivable.

(2) Includes impairment loss of $5,600 on Psychiatric Group real estate and notes receivable.

(3) Includes impairment loss of $11,000 on Psychiatric Group real estate and notes receivable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on the 26th day of March, 1999.

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

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----
            PRINCIPAL EXECUTIVE OFFICER

              /s/ JOSEPH P. SULLIVAN                   Chairman of the Board, Chief     March 26, 1999
---------------------------------------------------    Executive Officer and
                Joseph P. Sullivan                     Director

          PRINCIPAL FINANCIAL OFFICER AND
           PRINCIPAL ACCOUNTING OFFICER

               /s/ MICHAEL J. MCGEE                    Senior Vice President and        March 26, 1999
---------------------------------------------------    Chief Financial Officer
                 Michael J. McGee

                                                       Director
---------------------------------------------------
                  James L. Fishel

             /s/ JAMES D. HARPER, JR.                  Director                         March 26, 1999
---------------------------------------------------
               James D. Harper, Jr.

                /s/ SHELDON S. KING                    Director                         March 26, 1999
---------------------------------------------------
                  Sheldon S. King

              /s/ PETER K. KOMPANIEZ                   Director                         March 26, 1999
---------------------------------------------------
                Peter K. Kompaniez

             /s/ JOHN P. MAMANA, M.D.                  Director                         March 26, 1999
---------------------------------------------------
               John P. Mamana, M.D.

                /s/ LOUIS T. ROSSO                     Director                         March 26, 1999
---------------------------------------------------
                  Louis T. Rosso

                                 EXHIBIT INDEX

    3.1  --   Certificate of Incorporation, as amended to date, filed as
              Exhibit 4.1 to the Company's Registration Statement on Form
              S-3 (No. 33-61895), and incorporated herein by reference.

    3.2  --   Amended and Restated Bylaws of the Company, filed as Exhibit
              3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by
              reference.
    4.1  --   Rights Agreement dated as of April 10, 1990, filed as
              Exhibit 2 to the Company's Registration Statement on Form
              8-A dated April 20, 1990, and incorporated herein by
              reference.
    4.2  --   Indenture dated as of January 15, 1997 between American
              Health Properties, Inc. and The Bank of New York as Trustee,
              filed as Exhibit 4.1 to the Company's Current Report on Form
              8-K dated January 21, 1997, and incorporated by reference.
    4.3  --   Certificate of Designations of Psychiatric Group Preferred
              Stock, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange
              Commission on August 14, 1995, and incorporated herein by
              reference.
    4.4  --   Certificate of Increase to Certificate of Designations of
              Series A Preferred Stock
    4.5  --   Certificate of Designations of Series B Preferred Stock,
              filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed November 7, 1997, and incorporated herein by reference.
   10.1  --   American Health Properties, Inc. 1988 Stock Option Plan,
              filed as Exhibit 28 to the Company's Registration Statement on Form S-8 (No. 33-25781), filed with the Securities and
              Exchange Commission on November 28, 1988, and incorporated herein by reference.
   10.2  --   American Health Properties, Inc. 1990 Stock Incentive Plan,
              filed as Exhibit B to the Company's Proxy Statement for its
              1990 Annual Meeting of Shareholders filed with the
              Securities and Exchange Commission on May 7, 1990, and
              incorporated herein by reference.
   10.3  --   Amended and Restated Employment Agreement between American
              Health Properties, Inc. and Joseph P. Sullivan.
   10.4  --   Amended and Restated Employment Agreement between American
              Health Properties, Inc. and Michael J. McGee.
   10.5  --   Amended and Restated Employment Agreement between American
              Health Properties, Inc. and C. Gregory Schonert.
   10.6  --   Amended and Restated Employment Agreement between American
              Health Properties, Inc. and Steven A. Roseman.
   10.7  --   American Health Properties, Inc. 1994 Stock Incentive Plan,
              filed as Appendix A to the Company's Proxy Statements for
              its 1994 Annual Meeting of Shareholders filed with the
              Securities and Exchange Commission on April 8, 1994, and
              incorporated herein by reference.
   10.8  --   American Health Properties, Inc. Nonqualified Stock Option
              Plan for Nonemployee Directors, filed as Appendix B to the
              Company's Proxy Statement for its 1994 Annual Meeting of
              Shareholders filed with the Securities and Exchange
              Commission on April 8, 1994, and incorporated herein by
              reference.
   10.9  --   Credit Agreement dated as of December 23, 1997 among
              American Health Properties, Inc., the financial institutions listed therein, Banque Paribas as Co-Agent, First Union Bank of North Carolina as Co-Agent, NationsBank of Texas, N.A. as
              Co-Agent and Wells Fargo Bank, N.A. as Arranger, Agent and
              Facing Bank, filed as Exhibit 10.1 to the Company's
              Registration Statement on Form S-3 (No. 333-27651), and
              incorporated herein by reference.
     21  --   List of subsidiaries of the Company
     23  --   Consent of Independent Public Accountants
     24  --   Powers of Attorney (included in signature page)
     27  --   Financial Data Schedule