Form 10-Q
period 1999-03-31
AMERICAN HEALTH PROPERTIES INC
filed 1999-05-17
CIK 808240

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

                 For the quarterly period ended March 31, 1999

                                    OR

   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________________ TO _______________

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

         SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE,
                    OUTSTANDING AT MAY 7, 1999 -- 24,984,422

     SHARES OF REGISTRANT'S PSYCHIATRIC GROUP DEPOSITARY SHARES, EACH REPRESENTING ONE-TENTH OF ONE SHARE OF PSYCHIATRIC GROUP PREFERRED STOCK, $.01 PAR VALUE, OUTSTANDING AT MAY 7, 1999 -- 2,083,931.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AMERICAN HEALTH PROPERTIES, INC.

                                 MARCH 31, 1999

                               TABLE OF CONTENTS


PART I FINANCIAL INFORMATION                                                                                       PAGE

CONSOLIDATED COMPANY

Item 1.    Consolidated Condensed Financial Statements:
           Balance sheets as of March 31, 1999 and December 31, 1998..........................................       2
           Statements of operations for the three months ended March 31, 1999 and 1998........................       3
           Statements of cash flows for the three months ended March 31, 1999 and 1998........................       5
           Notes to financial statements......................................................................       6

Item 2.    Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations......................................................      10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................      14

CORE GROUP

Item 1.    Core Group Combined Condensed Financial Statements:
           Balance sheets as of March 31, 1999 and December 31, 1998..........................................      17
           Statements of operations for the three months ended March 31, 1999 and 1998........................      18
           Statements of cash flows for the three months ended March 31, 1999 and 1998........................      19
           Notes to financial statements......................................................................      20

Item 2.    Management's Discussion and Analysis of Core Group
           Combined Financial Condition and Results of Operations.............................................      24

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................      28

PSYCHIATRIC GROUP

Item 1.    Psychiatric Group Combined Condensed Financial Statements:
           Balance sheets as of March 31, 1999 and December 31, 1998..........................................      31
           Statements of operations for the three months ended March 31, 1999 and 1998........................      32
           Statements of cash flows for the three months ended March 31, 1999 and 1998........................      33
           Notes to financial statements......................................................................      34

Item 2.    Management's Discussion and Analysis of Psychiatric Group
           Combined Financial Condition and Results of Operations.............................................      37

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................      39

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...................................................................      42

                        AMERICAN HEALTH PROPERTIES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                    (In thousands except per share amounts)


                                                                       March 31,          December 31,
                                                                          1999                1998
                                                                      ------------        ------------
                                                                       (Unaudited)

ASSETS
Real estate investments
    Real property and mortgage notes                                  $    840,558        $    841,618
    Construction in progress                                                20,888              14,247
    Accumulated depreciation                                              (127,305)           (121,726)
                                                                      ------------        ------------
                                                                           734,141             734,139
Other notes receivable and direct financing leases                           3,658               3,638
Other assets                                                                13,192              12,248
Cash and short-term investments                                              1,886               3,817
                                                                      ------------        ------------

                                                                      $    752,877        $    753,842
                                                                      ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank loans payable                                                    $     75,000        $     69,000
Mortgage notes payable                                                      20,619              20,772
Notes and bonds payable                                                    219,191             219,164
Accounts payable and accrued liabilities                                     9,934              15,278
Dividends payable                                                           15,031              15,031
Deferred income                                                              3,551               3,732
                                                                      ------------        ------------
                                                                           343,326             342,977
                                                                      ------------        ------------

Commitments and contingencies

Stockholders' equity
    Preferred stock $.01 par value; 1,000 shares authorized;
       8.60% Cumulative Redeemable Preferred Stock,
           Series B; $2,500 liquidation value;
           40 shares issued and outstanding                                100,000             100,000
       Psychiatric Group Preferred Stock;
           208 shares issued and outstanding                                     2                   2
    Common stock $.01 par value; 100,000 shares authorized;
       24,984 shares issued and outstanding                                    250                 250
    Additional paid-in capital                                             520,133             519,738
    Cumulative net income                                                  344,673             329,918
    Cumulative dividends                                                  (555,507)           (539,043)
                                                                      ------------        ------------
                                                                           409,551             410,865
                                                                      ------------        ------------

                                                                      $    752,877        $    753,842
                                                                      ============        ============


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                    (In thousands except per share amounts)



                                                       Three Months Ended March 31,
                                                      -------------------------------
                                                          1999               1998
                                                      ------------       ------------
REVENUES
Rental income                                         $     24,188       $     21,358
Mortgage interest income                                       117              1,653
Additional rental and interest income                        3,339              3,420
Other property income                                          700                335
Other interest income                                          147                241
                                                      ------------       ------------
                                                            28,491             27,007
                                                      ------------       ------------
EXPENSES
Depreciation and amortization                                5,617              4,874
Property operating                                           1,610              1,215
Interest expense                                             5,520              4,942
General and administrative                                   2,224              2,106
                                                      ------------       ------------
                                                            14,971             13,137
                                                      ------------       ------------

Minority interest                                               48                 47
                                                      ------------       ------------
INCOME BEFORE GAIN ON SALE OF PROPERTY                      13,472             13,823
GAIN ON SALE OF PROPERTY                                     1,283                 --
                                                      ------------       ------------

NET INCOME                                            $     14,755       $     13,823
                                                      ============       ============

SERIES B PREFERRED DIVIDEND REQUIREMENT               $     (2,150)      $     (2,150)
                                                      ============       ============

ATTRIBUTABLE TO CORE GROUP COMMON STOCK
  AND PSYCHIATRIC GROUP DEPOSITARY SHARES -
      INCOME BEFORE GAIN ON SALE OF PROPERTY          $     11,322       $     11,673
                                                      ============       ============
      NET INCOME                                      $     12,605       $     11,673
                                                      ============       ============



The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (continued)

                                  (Unaudited)

                    (In thousands except per share amounts)




                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                             1999                 1998
                                                             ----                 ----
ATTRIBUTABLE TO -
  CORE GROUP COMMON STOCK
      Net income                                         $     11,212         $     10,434

      Basic per share amounts -
        Net income                                       $       0.45         $       0.44

        Weighted average common shares                         24,988               23,716

      Diluted per share amounts -
        Net income                                       $       0.45         $       0.43

        Weighted average common shares and
          dilutive potential common shares                     25,166               23,992

      Dividends declared per common share                $      0.565         $      0.545


  PSYCHIATRIC GROUP DEPOSITARY SHARES
      Income before gain on sale of property             $        110         $      1,239
      Gain on sale of property                           $      1,283         $         --
      Net income                                         $      1,393         $      1,239

      Basic per share amounts -
        Income before gain on sale of property           $       0.05         $       0.59
        Gain on sale of property                         $       0.62         $         --
        Net income                                       $       0.67         $       0.59

        Weighted average depositary shares                      2,084                2,084

      Diluted per share amounts -
        Income before gain on sale of property           $       0.05         $       0.59
        Gain on sale of property                         $       0.60         $         --
        Net income                                       $       0.65         $       0.59

        Weighted average depositary shares and
           dilutive potential depositary shares                 2,142                2,102

      Dividends declared per depositary share            $      0.095         $      0.640



  The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                 (In thousands)


                                                                 Three Months Ended March 31,
                                                                -------------------------------

                                                                    1999                1998
                                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $     14,755       $     13,823
Depreciation, amortization and other non-cash items                    6,272              5,503
Deferred income                                                         (156)               (44)
Gain on sale of property                                              (1,283)                --
Change in other assets                                                (1,193)              (365)
Change in accounts payable and accrued liabilities                    (5,369)            (4,343)
                                                                ------------       ------------
                                                                      13,026             14,574
                                                                ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties                (6,781)           (43,776)
Proceeds from sale of property                                         2,483                 --
Mortgage note receivable fundings                                         --               (179)
Principal payments on mortgage notes receivable                           --                 21
Other notes receivable                                                  (308)                --
Direct financing leases                                                  288                259
Administrative capital expenditures                                      (18)               (13)
                                                                ------------       ------------
                                                                      (4,336)           (43,688)
                                                                ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                            6,000             15,000
Principal payments on mortgage notes payable                            (153)              (103)
Financing costs paid                                                      (4)                (6)
Proceeds from sale of common stock                                        --              9,475
Proceeds from exercise of stock options                                   --              1,045
Cash dividends paid                                                  (16,464)           (16,294)
                                                                ------------       ------------
                                                                     (10,621)             9,117
                                                                ------------       ------------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                (1,931)           (19,997)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                   3,817             23,053
                                                                ------------       ------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                  $      1,886       $      3,056
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

         The Company's common stock (the Core Group Common Stock) is currently intended to reflect the separate financial performance of the Company's investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living, Alzheimer's care and medical office/clinic facilities (the Core Group). The Psychiatric Group Depositary Shares are currently intended to reflect the separate financial performance of the Company's investments in psychiatric hospitals (the Psychiatric Group). The Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, are currently attributed to the Company's Core Group for financial accounting and reporting purposes. Attribution of the components of the Company's capital structure to its Core Group and Psychiatric Group for financial accounting and reporting purposes does not affect the legal title to assets or responsibility for liabilities of the Company, and each holder of Core Group Common Stock, Series B Depositary Shares or Psychiatric Group Depositary Shares is a holder of an issue of capital stock of the entire Company and is subject to the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

         Subsequent to the end of the first quarter, the Company announced that it will redeem all of the outstanding Psychiatric Group Depositary Shares, and the underlying Psychiatric Group Preferred Stock represented thereby, for $2.08 per Depositary Share payable in cash on May 21, 1999. The Board determined, after taking into account the assets and liabilities of the Psychiatric Group, that the net fair market value of the Psychiatric Group is $4,250,000. Pursuant to the Certificate of Designations for the Psychiatric Group Preferred Stock, the total amount to be distributed in redemption of the Psychiatric Group Depositary Shares, and the underlying Psychiatric Group Preferred Stock represented thereby, will equal $4,462,500 (105% of the net fair market value of the Psychiatric Group), or $2.08 per Depositary Share on a fully diluted basis.

         Upon redemption of the Psychiatric Group Depositary Shares, and the underlying Psychiatric Group Preferred Stock represented thereby, the Company's common stock will reflect the financial performance of the entire Company. Accordingly, the Company anticipates that only consolidated financial statements will be presented after May 21, 1999.

         Basis of Presentation The consolidated condensed financial statements of the Company included herein have been prepared by the Company without audit and include all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with those included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The financial statements of the Core Group and the Psychiatric Group, which are included elsewhere herein, should also be read in conjunction with these financial statements.

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

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


         New Accounting Standards Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The required adoption of this statement in 2000 is not expected to have a material impact on the Company's financial statements.

         Interest Paid Interest paid by the Company, net of interest capitalized, was $9,153,000 and $8,529,000 for the three months ended March 31, 1999 and 1998, respectively. The Company had $353,000 and $118,000 of capitalized interest for the three months ended March 31, 1999 and 1998, respectively.

2.  SALE OF REAL ESTATE

         Subsequent to the end of the first quarter, the Company completed the sale of Kendall Regional Medical Center (Kendall) on April 16, 1999 to an affiliate of Columbia/HCA Healthcare Corporation (Columbia) for a gross purchase price of $105 million. As a result of the Kendall sale, the Company will recognize a gain for book purposes of over $50 million in the second quarter of 1999. Kendall had been leased to a subsidiary of Columbia and generated aggregate revenues of approximately $10.3 million in 1998, or 9% of the Company's total revenues. The Kendall sale resulted from Columbia's exercise of its option to purchase Kendall at fair market value pursuant to the terms of the lease. To complete the Kendall sale, the purchaser paid $75 million in cash, and assumed and paid $30 million of borrowings outstanding under the Company's bank credit facility. Since the Company currently intends to effect a "deferred like-kind" 1031 exchange for tax purposes, the net cash proceeds of $73.65 million were delivered to a third-party intermediary, which will use such proceeds to purchase and convey to the Company like-kind replacement property selected by the Company. Pursuant to Section 1031 of the Internal Revenue Code, the Company must identify potential replacement properties by May 28, 1999 and must acquire all identified replacement properties it will acquire as part of the exchange by October 13, 1999. If the Company is successful in identifying and acquiring a sufficient amount of like-kind replacement properties within the required time limits, the Company should not recognize current taxable gain and, accordingly, should incur no tax liability as a result of the transaction. Furthermore, in that event, there should be no impact on the Company's REIT distribution requirements. If the Company does not complete the transaction as an exchange, the tax liability incurred and recognized by the Company for book purposes, as well as the impact on the Company's REIT distribution requirements will depend on the tax position of the Company as a whole. The Company cannot be assured that total revenues generated by replacement properties acquired to effect the exchange will equal the annual revenues currently generated by the Kendall investment, nor is it certain that the Company will complete the transaction as an exchange.

3.   COMMITMENTS

         As of March 31, 1999, the Company had funded $7,088,000 of a $9.5 million commitment to develop a skilled nursing facility in Las Vegas, Nevada to be operated by an experienced operator of skilled nursing facilities. As of March 31, 1999, the Company had funded $11,091,000 of an $18.6 million commitment to develop three assisted living facilities to be managed by an experienced operator of assisted living facilities. The lease commenced on one of these facilities in April 1999 after its construction was completed at a total cost of $4.5 million. The Company has a $22.5 million forward funding commitment to

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)




develop up to nine Alzheimer's care facilities to be managed by the same operator that currently manages two existing Alzheimer's care facilities owned by the Company. As of March 31, 1999, $1,705,000 was funded under this commitment for the development of two facilities having a total development cost of approximately $5.6 million. The Company has also funded $1,004,000 as of March 31, 1999 toward completion of a $5.7 million medical office/clinic facility under development in Roseburg, Oregon that is master-leased to the operator of the adjacent hospital.

4.   STOCKHOLDERS' EQUITY

         Stock Incentive Plans During the three months ended March 31, 1999, options to purchase 358,000 shares of Core Group Common Stock at a weighted average exercise price of $20.27 per share were issued pursuant to the Company's stock incentive plans.

5.   EARNINGS PER SHARE

         The following is a reconciliation of the income and share amounts used in the basic and diluted per share computations of income before gain on sale of property attributable to Core Group Common Stock and Psychiatric Group Depositary Shares:


                                                                         Three Months Ended March 31,
                                                             -----------------------------------------------------
                                                                     1999                             1998
                                                             ---------------------           ---------------------
(In thousands)                                                Income        Shares          Income         Shares
                                                             ---------------------           ---------------------
ATTRIBUTABLE TO CORE GROUP
 Net income                                                  $ 13,362             --        $ 12,584             --
 Less Series B preferred dividend requirement                  (2,150)            --          (2,150)            --
 Outstanding common shares                                         --         24,984              --         23,715
 Deferred common shares                                            --              4              --              1
                                                             --------       --------        --------       --------
 Basic EPS components                                          11,212         24,988          10,434         23,716
 Effect of dilutive potential common shares-
     Stock options                                                 --              3              --            145
     DER's                                                         --            175              --            131
     Subordinated convertible bonds payable                        --             --              --             --
                                                             --------       --------        --------       --------
 Diluted EPS components                                      $ 11,212         25,166        $ 10,434         23,992
                                                             ========       ========        ========       ========

 ATTRIBUTABLE TO PSYCHIATRIC GROUP
 Income before gain on sale of property                      $    110             --        $  1,239             --
 Outstanding depositary shares                                     --          2,084              --          2,084
                                                             --------       --------        --------       --------
 Basic EPS components                                             110          2,084           1,239          2,084
 Effect of dilutive potential depositary shares-
     Stock options                                                 --             --              --             --
     DER's                                                         --             58              --             18
                                                             --------       --------        --------       --------
 Diluted EPS components                                      $    110          2,142        $  1,239          2,102
                                                             ========       ========        ========       ========


                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)




6.   SEGMENT INFORMATION

         During the first quarter of 1999, the Company had two reportable operating segments, the Core Group and the Psychiatric Group, for which separate financial information was available and whose operating results were evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Operating results of the Core Group reflected the separate financial performance of a distinct portfolio of the Company's investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living, Alzheimer's care and medical office/clinic facilities. Operating results of the Psychiatric Group reflected the separate financial performance of a distinct portfolio of the Company's investments in psychiatric hospitals. The Company evaluated performance based on profit or loss from operations before depreciation and amortization, impairment losses on real estate and notes receivable and gains on the sale of property. During the first quarter of 1999, the reportable segments were business units of the Company that were managed separately based on the two distinct portfolios, with two distinct classes of publicly-traded shares intended to represent those portfolios. Segment financial information for these two business units are summarized in the table below. Upon redemption of the Psychiatric Group Depositary Shares, the Company will only have one reportable operating segment.


                                               CORE GROUP                 PSYCHIATRIC GROUP             SEGMENT TOTALS
                                       --------------------------------------------------------------------------------------
                                                                    Three Months Ended March 31,
                                       --------------------------------------------------------------------------------------
                                        1999             1998             1999          1998           1999           1998
                                       --------------------------------------------------------------------------------------

 Total segment revenue (1)             $ 28,115        $ 25,103        $    406       $  2,269       $ 28,521        $ 27,372
 Real estate depreciation                 5,449           4,661             110            188          5,559           4,849
 Gain on sale of property                --                  --           1,283             --          1,283              --
 Segment operating profit                18,811          17,245             220          1,427         19,031          18,672


(1) The difference between total consolidated revenues and total segment revenues represents interest income on inter-Group loans of $30 and $365 for the three months ended March 31, 1999 and 1998, respectively.

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

         Factors Regarding Future Results and Forward-Looking Statements This report includes and incorporates by reference statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this report, including without limitation statements regarding rent or interest to be received from the Company's operators and tenants, the anticipated funds from operations of the Company, plans with respect to individual facilities, expectations with respect to the specific terms of leases or sales of the Company's facilities, the Company's anticipated dividends, the redemption of the Psychiatric Group Depositary Shares, the Company's liquidity position, projected expenses associated with operating or maintaining individual properties, the Company's ability to realize the recorded amounts of its investments, the Company's ability to close on future investments and the potential effect of new or existing regulations on the operations conducted at the Company's facilities, are forward-looking statements. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

         Certain factors that could cause actual results to differ materially from those expected include, among others: the financial success of the operations conducted at the Company's facilities and the financial strength of the operators and tenants of such facilities, the continuing ability of operators and tenants to meet their obligations to the Company, changes in operators or ownership of operators, the ability of operators and tenants to access short and long-term capital at acceptable rates, the viability of alternative uses for the Company's properties when necessary, changes in government policy relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' and tenants' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third-party payors, the impact of managed care pricing pressures, the requirement to provide care on a fixed-price basis, lower occupancy levels at the Company's facilities, the Company's ability to complete a successful 1031 exchange in connection with the sale of Kendall Regional Medical Center in which the Company acquires replacement properties providing a comparable rate of return, a downturn in market lease rates for medical office space, disruptions caused by the failure of the Company or its vendors, operators, lessees or borrowers, or the payors or other third parties upon which they are dependent, to resolve any Year 2000 Issues affecting their respective operations, higher than expected costs associated with the maintenance and operation of the Company's medical office/clinic facilities, higher than expected turnover at the Company's medical office/clinic facilities, a reduction in demand for the services provided at the Company's facilities, the strength and financial resources of the Company's competitors, the availability and cost of capital, the Company's ability to make additional real estate investments at attractive yields, the adoption of new accounting standards and changes in tax laws and regulations affecting real estate investment trusts. For a further discussion of such factors, see "- Future Operating Results" herein.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

First Quarter 1999 Compared With 1998

         For the first quarter of 1999, the Company reported income before gain on sale of property attributable to Core Group Common Stock and Psychiatric Group Depositary Shares of $13,472,000 compared with $13,823,000 for the first quarter of 1998. For the first quarter of 1999, the Company reported net income attributable to Core Group Common Stock and Psychiatric Group Depositary Shares of $14,755,000, which included a gain on sale of property of $1,283,000, compared with $13,823,000 for the first quarter of 1998. See the Consolidated Condensed Statements of Operations for the comparative gross and per share amounts attributable to the Core Group Common Stock and the Psychiatric Group Depositary Shares.

         Rental income was $24,188,000 for the first quarter of 1999, an increase of $2,830,000 or 13% from $21,358,000 for the first quarter of 1998. This increase was primarily attributable to rental income from new Core Group properties acquired subsequent to the first quarter of 1998. These property additions also resulted in an increase in depreciation and amortization of $743,000 or 15% to $5,617,000 for the first quarter of 1999 compared with $4,874,000 for the first quarter of 1998.

         Mortgage interest income was $117,000 for the first quarter of 1999, a decrease of $1,536,000 or 93% from $1,653,000 for the first quarter of 1998. On July 1, 1998, the Company received $35 million as payment in full of its Psychiatric Group's two New York Four Winds mortgage loans resulting in a decrease in mortgage interest income in the first quarter of 1999.

         Additional rental and interest income was $3,339,000 for the first quarter of 1999, a decrease of $81,000 or 2% from $3,420,000 for the first quarter of 1998. The decrease in additional rental and interest income was attributable to decreases in additional rent/interest of $265,000 from psychiatric properties and $76,000 from rehabilitation properties, partially offset by increases in additional rent of $232,000 from acute care properties and $28,000 from long-term care properties.

         Other property income was $700,000 for the first quarter of 1999, an increase of $365,000 from $335,000 for the first quarter of 1998. The first quarter of 1999 included other property income for eight multi-tenant facilities in operation during the entire quarter compared to the first quarter of 1998 which included other property income for six multi-tenant facilities, three of which were acquired during the first quarter of 1998.

         Other interest income decreased $94,000 or 39% to $147,000 for the first quarter of 1999 from $241,000 for the first quarter of 1998. The decrease in other interest income for the first quarter of 1999 resulted primarily from lower investable cash balances and a lower average balance of direct financing leases during the first quarter of 1999 compared to the first quarter of 1998. In addition, interest income decreased as a result of the write-off, at the end of 1998, of the outstanding borrowings under a revolving credit agreement provided to a psychiatric hospital operator. The decrease was partially offset by interest income from a subordinated note receivable due from the operator of an Alzheimer's care facility, which was funded during the second quarter of 1998, and interest income from a working capital loan provided to the operator of the Sunrise psychiatric facility in the fourth quarter of 1998.

         Property operating expense was $1,610,000 for the first quarter of 1999, an increase of $395,000 or 33% from $1,215,000 for the first quarter of 1998. The first quarter of 1999 included property operating expenses for eight multi-tenant facilities in operations during the entire quarter compared to the first quarter of 1998 which included property operating expenses for six multi-tenant facilities, three of which were acquired

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


during the first quarter of 1998. The increase is partially offset by a decrease in property operating expenses for the first quarter of 1999 compared to the same period in 1998 for the maintenance and protection of a closed psychiatric property in Florida.

         Interest expense was $5,520,000 for the first quarter of 1999, an increase of $578,000 or 12% from $4,942,000 for the first quarter of 1998. This increase was primarily attributable to a higher average balance of bank credit facility borrowings and the assumption of one mortgage loan in connection with the acquisition of a medical office/clinic facility subsequent to the first quarter of 1998. The increase was partially offset by a higher level of capitalized interest in 1999 compared to 1998 and a reduction in interest expense as a result of the redemption of the Company's Convertible Dual Currency Subordinated Bonds on December 30, 1998.

         General and administrative expenses were $2,224,000 for the first quarter of 1999, an increase of $118,000 or 6% from $2,106,000 for the first quarter of 1998. This variation was primarily attributable to hiring of additional personnel, expansion of property management capabilities and higher compensation and benefits expense, partially offset by a reduction in consulting expenses.

Future Operating Results

         The operators and tenants of most of the Company's facilities derive a substantial percentage of their total revenues from federal and state health care programs such as Medicare and Medicaid and from other third-party payors such as private insurance companies, self-insured employers and health maintenance organizations. Such operators and tenants also are subject to extensive federal, state and local government regulation relating to their operations, and most of the Company's facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with mandated procedures, licensure requirements under state law and certification standards under the Medicare and Medicaid programs. A reduction in reimbursement levels under the Medicare or Medicaid programs, a reduction in reimbursement by other third-party payors or an operator's or tenant's failure to maintain its certification under Medicare or Medicaid programs could adversely affect revenues of the Company's operators and tenants.

         The nature of health care delivery in the United States continues to undergo change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed and passed by both Houses of Congress. These plans generally include revisions to and limits on Medicare and federal programs providing Medicaid reimbursement to state health care programs and have had and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Balanced Budget Act of 1997 contains extensive changes to the Medicare and Medicaid programs intended to significantly reduce the projected amount of increase in Medicare spending. In addition, the Budget Act repealed certain limits on states' ability to reduce their Medicaid reimbursement levels. The Budget Act has the potential to significantly reduce federal spending on health care services provided at each of the Company's facilities and provided by the physician tenants of the Company's medical office/clinic facilities, and to affect revenues of the Company's operators and tenants adversely. In particular, the Budget Act's limitations on reimbursable costs and reductions in payment incentives and capital related payments, as well as the change toward a prospective payment system, may have a material adverse effect on operator revenues at the Company's rehabilitation, long-term acute care, and psychiatric hospitals. The Budget Act's freeze on acute care hospital reimbursement rates may also have an adverse effect on the operator revenues at the Company's acute care hospitals. In addition, the prospective payment system imposed by the Budget Act on the operators of the Company's skilled nursing facilities may have a material adverse effect on the operator revenues at such facilities if the operators are unable to effectively respond to the financial incentives provided

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


by the prospective payment system. The Company cannot be assured that the changes effected by the Budget Act will not have a material adverse effect on the Company's financial condition or results of operation.

         The Company's Board and management are monitoring the effect of the Budget Act and other regulatory activities on the Company's facilities and potential changes to reimbursement programs closely. The Company believes that the changes effected by the Budget Act and changes proposed at the federal and state level may pose risks for certain institutions and physician groups that are unwilling or unable to respond. At the same time, the Company believes that this changing health care environment will provide it with new opportunities for investment.

         The ongoing changes in the health care industry include trends toward shorter lengths of hospital stay, increased use of outpatient services, increased federal, state and third-party oversight of health care company operations and business practices, and increased demand for discounted or capitated health care services (delivery of services at a fixed price per capita basis to a defined group of covered parties). Furthermore, federal, state and third-party payors continue to propose and adopt various cost containment measures that restrict the scope of reimbursable health care services and limit increases in reimbursement rates for such services. Payors also are continuing to enforce compliance with program requirements aggressively and to pursue providers that they believe have not complied with such requirements. Outpatient business is expected to increase as advances in medical technologies allow more procedures to be performed on an outpatient basis and as payors continue to direct more patients from inpatient care to outpatient care. In addition, the entrance of insurance companies into managed care programs is accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of health care services that are reimbursed under the Medicare and Medicaid programs continues to increase as the population ages. States are also expanding their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength. As a result of the foregoing, revenues and margins of the Company's operators and tenants may decrease.

         Notwithstanding the potential for increasing government regulation, the Company believes that health care will continue to be delivered on a local and regional basis and that well-managed, high-quality, cost-controlled facilities will continue to be an integral part of local and regional health care delivery systems. The Company also believes that certain acute care hospitals will need to reconfigure or expand existing facilities or to affiliate themselves with other providers so as to become part of comprehensive and cost-effective health care systems. Such systems likely will include lower cost treatment settings, such as ambulatory care clinics, outpatient surgery centers, long-term acute care hospitals, skilled nursing facilities, assisted living and Alzheimer's care facilities and medical office/clinic facilities. In general, the Company's facilities are part of local or regional health care delivery systems or are in the process of becoming integrated into such systems.

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

         Subsequent to the end of the first quarter, the Company completed the sale of Kendall Regional Medical Center (Kendall) on April 16, 1999 to an affiliate of Columbia/HCA Healthcare Corporation (Columbia) for a gross purchase price of $105 million. As a result of the Kendall sale, the Company will recognize a gain for book purposes of over $50 million in the second quarter of 1999. Kendall had been leased to a subsidiary of Columbia and generated aggregate revenues of approximately $10.3 million in

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1998, or 9% of the Company's total revenues. The Kendall sale resulted from Columbia's exercise of its option to purchase Kendall at fair market value pursuant to the terms of the lease. To complete the Kendall sale, the purchaser paid $75 million in cash, and assumed and paid $30 million of borrowings outstanding under the Company's bank credit facility. Since the Company currently intends to effect a "deferred like-kind" 1031 exchange for tax purposes, the net cash proceeds of $73.65 million were delivered to a third-party intermediary, which will use such proceeds to purchase and convey to the Company like-kind replacement property selected by the Company. Pursuant to Section 1031 of the Internal Revenue Code, the Company must identify potential replacement properties by May 28, 1999 and must acquire all identified replacement properties it will acquire as part of the exchange by October 13, 1999. If the Company is successful in identifying and acquiring a sufficient amount of like-kind replacement properties within the required time limits, the Company should not recognize current taxable gain and, accordingly, should incur no tax liability as a result of the transaction. Furthermore, in that event, there should be no impact on the Company's REIT distribution requirements. If the Company does not complete the transaction as an exchange, the tax liability incurred and recognized by the Company for book purposes, as well as the impact on the Company's REIT distribution requirements will depend on the tax position of the Company as a whole. The Company cannot be assured that total revenues generated by replacement properties acquired to effect the exchange will equal the annual revenues currently generated by the Kendall investment, nor is it certain that the Company will complete the transaction as an exchange.

         Quantitative and Qualitative Disclosures About Market Risk -- The future operating results of the Company will be affected by additional factors including the amount, timing and yield of additional real estate investments and the competition for such investments. Operating results also will be affected by the availability and terms of the Company's future equity and debt financing. The Company's financing strategy to facilitate future growth includes initiatives intended to reduce its cost of capital over time and enhance its liquidity and financial flexibility. The Company's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company manages its market risk by matching projected cash inflows from operating properties, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. Although in the past, the Company has occasionally utilized derivative financial instruments for hedging purposes, and may do so in the future in certain circumstances, generally the Company does not utilize derivative financial instruments for hedging purposes and does not use such instruments for trading purposes. The Company utilizes debt and equity financing primarily for the purpose of making additional investments in health care facilities. Historically, the Company has made short-term variable rate borrowings under its unsecured revolving credit agreement to initially fund its acquisitions until market conditions were appropriate, based on management's judgement, to issue equity or fixed rate debt to provide long-term financing. Changes in interest rates on fixed rate debt generally affect fair market value, but not earnings or cash flows. The Company's ability to prepay fixed rate debt prior to maturity is generally limited, therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the maturity of such debt. The Company's earnings and cash flows are affected by changes in interest rates affecting its variable rate borrowings under its bank credit facility. At December 31, 1998, the Company had $69 million of such variable rate borrowings outstanding at a weighted average interest rate of 6.0%. Assuming this balance were to remain constant, each one percentage point increase or decrease in the weighted average interest rate on such variable rate borrowings would result in a corresponding increase or decrease in interest expense for 1999 of approximately $690,000. This estimate does not consider the effects of the change in the level of overall economic activity that could exist in such an environment of changing interest rates. Further, in the event of such a change, management would likely take further actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company's financial structure.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Subsequent to the end of the first quarter, the Company announced that it will redeem all of the outstanding Psychiatric Group Depositary Shares, and the underlying Psychiatric Group Preferred Stock represented thereby, for $2.08 per Depositary Share payable in cash on May 21, 1999. The Board determined, after taking into account the assets and liabilities of the Psychiatric Group, that the net fair market value of the Psychiatric Group is $4,250,000. Pursuant to the Certificate of Designations for the Psychiatric Group Preferred Stock, the total amount to be distributed in redemption of the Psychiatric Group Depositary Shares, and the underlying Psychiatric Group Preferred Stock represented thereby, will equal $4,462,500 (105% of the net fair market value of the Psychiatric Group), or $2.08 per Depositary Share on a fully diluted basis. Upon redemption of the Psychiatric Group Depositary Shares, and the underlying Psychiatric Group Preferred Stock represented thereby, the Company's common stock will reflect the financial performance of the entire Company. Accordingly, the Company anticipates that only consolidated financial statements will be presented after May 21, 1999.

         Many existing information systems currently record years in a two-digit format and will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions (the Year 2000 Issue). The Company has a four-phase program to assess the impact upon the Company of the Year 2000 Issue and to remediate those Year 2000 Issues that may be discovered. The Company will monitor its progress in achieving the target completion dates established for each phase of the program. The first phase, a comprehensive inventory of the Company's internal information systems, office equipment and the embedded building control systems in the Company's multi-tenant properties, has been completed. The second phase, assessing the impact of the Year 2000 Issue with respect to the Company's internal information systems, office equipment and the embedded building control systems in the Company's multi-tenant properties, is essentially complete. The third phase, preparation and execution of a plan to remediate Year 2000 Issues identified in phases one and two, is expected to be completed during the second and third quarters of 1999. The fourth and final phase includes the development of contingency plans to address Year 2000 Issues that cannot be remediated. The timing for the fourth phase will depend upon the results of the second and third phases and, therefore, no schedule for the fourth phase can be set at this time. The Company does not expect the costs to remediate its Year 2000 Issues to be material and does not expect the Year 2000 Issue to have a material impact on the Company's future operations or financial results.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of May 7, 1999, the Company had a remaining commitment of approximately $2.0 million to fund the development of one skilled nursing facility. The Company's remaining commitment to fund the development of two assisted living facilities was approximately $6.1 million as of May 7, 1999. The Company has a $22.5 million forward funding commitment to develop up to nine Alzheimer's care facilities to be managed by the same operator that currently manages two existing Alzheimer's care facilities owned by the Company. As of May 7, 1999, $2.0 million was funded under this commitment for the development of two facilities having total development costs of approximately $5.6 million. The Company's expected future funding to complete development of a medical office/clinic facility was $4.5 million as of May 7, 1999.

         As of May 7, 1999, the Company had $36.5 million of outstanding borrowings under its $250 million bank credit facility and had $3.5 million in cash and short-term investments. The Company's total indebtedness as of May 7, 1999 was $276.3 million. The Company expects to utilize its bank credit facility to fund future property acquisitions and other commitments. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.

                  CORE GROUP COMBINED CONDENSED BALANCE SHEETS

                                 (In thousands)


                                                              March 31,         December 31,
                                                                1999               1998
                                                            ------------        ------------
                                                            (Unaudited)
ASSETS
Real estate investments
    Real property and mortgage notes                        $    835,856        $    835,716
    Construction in progress                                      20,888              14,247
    Accumulated depreciation                                    (126,424)           (120,955)
                                                            ------------        ------------
                                                                 730,320             729,008
Other note receivable and direct financing leases                  3,458               3,443
Other assets                                                      13,140              12,218
Cash and short-term investments                                    1,872               2,326
                                                            ------------        ------------

                                                            $    748,790        $    746,995
                                                            ============        ============


ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Bank loans payable                                          $     75,000        $     69,000
Mortgage notes payable                                            20,619              20,772
Notes and bonds payable                                          219,191             219,164
Revolving loans from Psychiatric Group                             4,123                 180
Accounts payable and accrued liabilities                           9,514              14,834
Dividends payable                                                 14,833              14,833
Deferred income                                                    3,551               3,732
                                                            ------------        ------------
                                                                 346,831             342,515
                                                            ------------        ------------

Commitments and contingencies

Total Attributed Core Group Equity                               401,959             404,480
                                                            ------------        ------------

                                                            $    748,790        $    746,995
                                                            ============        ============



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

             CORE GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                    (In thousands except per share amounts)



                                                           Three Months Ended March 31,
                                                          -------------------------------
                                                             1999                1998
                                                          ------------       ------------
REVENUES
Rental income                                             $     23,856       $     21,003
Mortgage interest income                                           117                113
Additional rental income                                         3,310              3,126
Other property income                                              700                335
Other interest income                                              132                161
Interest income on loans to Psychiatric Group                       --                365
                                                          ------------       ------------
                                                                28,115             25,103
                                                          ------------       ------------
EXPENSES
Depreciation and amortization                                    5,507              4,686
Property operating                                               1,535                990
Interest expense                                                 5,520              4,942
Interest expense on loans from Psychiatric Group                    30                 --
General and administrative                                       2,113              1,854
                                                          ------------       ------------
                                                                14,705             12,472
                                                          ------------       ------------

Minority interest                                                   48                 47
                                                          ------------       ------------

NET INCOME                                                $     13,362       $     12,584
                                                          ============       ============

SERIES B PREFERRED DIVIDEND REQUIREMENT                   $     (2,150)      $     (2,150)
                                                          ============       ============

ATTRIBUTABLE TO CORE GROUP COMMON STOCK -
  NET INCOME                                              $     11,212       $     10,434
                                                          ============       ============

  Basic per share amounts -
    Net income                                            $       0.45       $       0.44

    Weighted average common shares                              24,988             23,716

  Diluted per share amounts -
    Net income                                            $       0.45       $       0.43

    Weighted average common shares and
      dilutive potential common shares                          25,166             23,992

  Dividends declared per common share                     $      0.565       $      0.545


The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

             CORE GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                 (In thousands)


                                                                  Three Months Ended March 31,
                                                                -------------------------------
                                                                    1999               1998
                                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $     13,362       $     12,584
Depreciation, amortization and other non-cash items                    6,150              5,285
Deferred income                                                         (156)               (40)
Change in other assets                                                (1,171)              (365)
Change in accounts payable and accrued liabilities                    (5,345)            (4,739)
                                                                ------------       ------------
                                                                      12,840             12,725
                                                                ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties                (6,781)           (43,776)
Mortgage note receivable fundings                                         --               (179)
Other note receivable                                                   (303)                --
Direct financing leases                                                  288                259
Paydowns on revolving loans to Psychiatric Group                          --                578
Administrative capital expenditures                                      (18)               (13)
                                                                ------------       ------------
                                                                      (6,814)           (43,131)
                                                                ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on bank loans payable                            6,000             15,000
Principal payments on mortgage notes payable                            (153)              (103)
Financing costs paid                                                      (4)                (6)
Advances on revolving loans from Psychiatric Group                     3,943                 --
Proceeds from sale of common stock                                        --              9,475
Proceeds from exercise of stock options                                   --              1,045
Cash dividends paid                                                  (16,266)           (15,002)
                                                                ------------       ------------
                                                                      (6,480)            10,409
                                                                ------------       ------------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                  (454)           (19,997)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                   2,326             23,053
                                                                ------------       ------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                  $      1,872       $      3,056
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

         Basis of Presentation The Company's common stock (the Core Group Common Stock) is currently intended to reflect the separate financial performance of the Company's investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living, Alzheimer's care and medical office/clinic facilities (the Core Group). The Psychiatric Group Depositary Shares are currently intended to reflect the separate financial performance of the Company's investments in psychiatric hospitals (the Psychiatric Group). The Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, are currently attributed to the Company's Core Group for financial accounting and reporting purposes.

         The combined condensed financial statements of the Core Group included herein have been prepared by the Company without audit and include all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with those included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

         Subsequent to the end of the first quarter, the Company announced that it will redeem all of the outstanding Psychiatric Group Depositary Shares, and the underlying Psychiatric Group Preferred Stock represented thereby, for $2.08 per Depositary Share payable in cash on May 21, 1999. The Board determined, after taking into account the assets and liabilities of the Psychiatric Group, that the net fair market value of the Psychiatric Group is $4,250,000. Pursuant to the Certificate of Designations for the Psychiatric Group Preferred Stock, the total amount to be distributed in redemption of the Psychiatric Group Depositary Shares, and the underlying Psychiatric Group Preferred Stock represented thereby, will equal $4,462,500 (105% of the net fair market value of the Psychiatric Group), or $2.08 per Depositary Share on a fully diluted basis.

         These financial statements include the accounts of the Core Group business. The Core Group and the Psychiatric Group financial statements, taken together, comprise all of the accounts included in the Company's consolidated financial statements. Upon redemption of the Psychiatric Group Depositary Shares, and the underlying Psychiatric Group Preferred Stock represented thereby, the Company's common stock will reflect the financial performance of the entire Company. Accordingly, the Company anticipates that only consolidated financial statements will be presented after May 21, 1999.

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

         New Accounting Standards Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The required adoption of this statement in 2000 is not expected to have a material impact on the Core Group's financial statements.

          Interest Paid Interest paid by the Core Group, net of interest capitalized, was $9,183,000 and $8,529,000 for the three months ended March 31, 1999 and 1998, respectively. The Core Group had $353,000 and $118,000 of capitalized interest for the three months ended March 31, 1999 and 1998, respectively.

2.  SALE OF REAL ESTATE

         Subsequent to the end of the first quarter, the Company completed the sale of Kendall Regional Medical Center (Kendall) on April 16, 1999 to an affiliate of Columbia/HCA Healthcare Corporation (Columbia) for a gross purchase price of $105 million. As a result of the Kendall sale, the Company will recognize a gain for book purposes of over $50 million in the second quarter of 1999. Kendall had been leased to a subsidiary of Columbia and generated aggregate revenues of approximately $10.3 million in 1998, or 9% of the Company's total revenues. The Kendall sale resulted from Columbia's exercise of its option to purchase Kendall at fair market value pursuant to the terms of the lease. To complete the Kendall sale, the purchaser paid $75 million in cash, and assumed and paid $30 million of borrowings outstanding under the Company's bank credit facility. Since the Company currently intends to effect a "deferred like-

                        AMERICAN HEALTH PROPERTIES, INC.

          NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


kind" 1031 exchange for tax purposes, the net cash proceeds of $73.65 million were delivered to a third-party intermediary, which will use such proceeds to purchase and convey to the Company like-kind replacement property selected by the Company. Pursuant to Section 1031 of the Internal Revenue Code, the Company must identify potential replacement properties by May 28, 1999 and must acquire all identified replacement properties it will acquire as part of the exchange by October 13, 1999. If the Company is successful in identifying and acquiring a sufficient amount of like-kind replacement properties within the required time limits, the Company should not recognize current taxable gain and, accordingly, should incur no tax liability as a result of the transaction. Furthermore, in that event, there should be no impact on the Company's REIT distribution requirements. If the Company does not complete the transaction as an exchange, the tax liability incurred and recognized by the Company for book purposes, as well as the impact on the Company's REIT distribution requirements will depend on the tax position of the Company as a whole. The Company cannot be assured that total revenues generated by replacement properties acquired to effect the exchange will equal the annual revenues currently generated by the Kendall investment, nor is it certain that the Company will complete the transaction as an exchange.

3.   COMMITMENTS

         As of March 31, 1999, the Core Group had funded $7,088,000 of a $9.5 million commitment to develop a skilled nursing facility in Las Vegas, Nevada to be operated by an experienced operator of skilled nursing facilities. As of March 31, 1999, the Core Group had funded $11,091,000 of an $18.6 million commitment to develop three assisted living facilities to be managed by an experienced operator of assisted living facilities. The lease commenced on one of these facilities in April 1999 after its construction was completed at a total cost of $4.5 million. The Core Group has a $22.5 million forward funding commitment to develop up to nine Alzheimer's care facilities to be managed by the same operator that currently manages two existing Alzheimer's care facilities owned by the Core Group. As of March 31, 1999, $1,705,000 was funded under this commitment for the development of two facilities having a total development cost of approximately $5.6 million. The Core Group has also funded $1,004,000 as of March 31, 1999 toward completion of a $5.7 million medical office/clinic facility under development in Roseburg, Oregon that is master-leased to the operator of the adjacent hospital.

4.   ATTRIBUTED EQUITY

         Stock Incentive Plans During the three months ended March 31, 1999, options to purchase 358,000 shares of Core Group Common Stock at a weighted average exercise price of $20.27 per share were issued pursuant to the Company's stock incentive plans.

                        AMERICAN HEALTH PROPERTIES, INC.

          NOTES TO CORE GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


5.   EARNINGS PER SHARE

         The following is a reconciliation of the income and share amounts used in the basic and diluted per share computations of income attributable to Core Group Common Stock:


                                                                    Three Months Ended March 31,
                                                        -----------------------------------------------------
                                                                 1999                          1998
                                                        -----------------------        -----------------------
(In thousands)                                           Income        Shares           Income          Shares
                                                        --------      ---------        --------         ------

 Net income                                             $ 13,362             --        $ 12,584             --
 Less Series B preferred dividend requirement             (2,150)            --          (2,150)            --
 Outstanding common shares                                    --         24,984              --         23,715
 Deferred common shares                                       --              4              --              1
                                                        --------      ---------        --------         ------
 Basic EPS components                                     11,212         24,988          10,434         23,716
 Effect of dilutive potential common shares-
     Stock options                                            --              3              --            145
     DER's                                                    --            175              --            131
     Subordinated convertible bonds payable                   --             --              --             --
                                                        --------      ---------        --------         ------
 Diluted EPS components                                 $ 11,212         25,166        $ 10,434         23,992
                                                        ========      =========        ========         ======

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

         Factors Regarding Future Results and Forward-Looking Statements This report includes and incorporates by reference statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this report, including without limitation statements regarding rent or interest to be received from the Company's operators and tenants, the anticipated funds from operations of the Company, plans with respect to individual facilities, expectations with respect to the specific terms of leases or sales of the Company's facilities, the Company's anticipated dividends, the redemption of the Psychiatric Group Depositary Shares, the Company's liquidity position, projected expenses associated with operating or maintaining individual properties, the Company's ability to realize the recorded amounts of its investments, the Company's ability to close on future investments and the potential effect of new or existing regulations on the operations conducted at the Company's facilities, are forward-looking statements. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

         Certain factors that could cause actual results to differ materially from those expected include, among others: the financial success of the operations conducted at the Company's facilities and the financial strength of the operators and tenants of such facilities, the continuing ability of operators and tenants to meet their obligations to the Company, changes in operators or ownership of operators, the ability of operators and tenants to access short and long-term capital at acceptable rates, the viability of alternative uses for the Company's properties when necessary, changes in government policy relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' and tenants' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third-party payors, the impact of managed care pricing pressures, the requirement to provide care on a fixed-price basis, lower occupancy levels at the Company's facilities, the Company's ability to complete a successful 1031 exchange in connection with the sale of Kendall Regional Medical Center in which the Company acquires replacement properties providing a comparable rate of return, a downturn in market lease rates for medical office space, disruptions caused by the failure of the Company or its vendors, operators, lessees or borrowers, or the payors or other third parties upon which they are dependent, to resolve any Year 2000 Issues affecting their respective operations, higher than expected costs associated with the maintenance and operation of the Company's medical office/clinic facilities, higher than expected turnover at the Company's medical office/clinic facilities, a reduction in demand for the services provided at the Company's facilities, the strength and financial resources of the Company's competitors, the availability and cost of capital, the Company's ability to make additional real estate investments at attractive yields, the adoption of new accounting standards and changes in tax laws and regulations affecting real estate investment trusts. For a further discussion of such factors, see "- Future Operating Results" herein.

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

First Quarter 1999 Compared With 1998

         For the first quarter of 1999, the Core Group reported net income attributable to Core Group Common Stock of $11,212,000, or $.45 per share on a diluted basis, compared with $10,434,000, or $.43 per share on a diluted basis, for the first quarter of 1998.

         Rental income was $23,856,000 for the first quarter of 1999, an increase of $2,853,000 or 14% from $21,003,000 for the first quarter of 1998. This increase was primarily attributable to rental income from new Core Group properties acquired subsequent to the first quarter of 1998. These property additions also resulted in an increase in depreciation and amortization of $821,000 or 18% to $5,507,000 for the first quarter of 1999 compared with $4,686,000 for the first quarter of 1998.

         Additional rental and interest income was $3,310,000 for the first quarter of 1999, an increase of $184,000 or 6% from $3,126,000 for the first quarter of 1998. The increase in additional rental and interest income for the first quarter of 1999 was attributable to increases in additional rent of $232,000 from acute care properties and $28,000 from long-term care properties, partially offset by a $76,000 decrease in additional rent from rehabilitation properties.

         Other property income was $700,000 for the first quarter of 1999, an increase of $365,000 from $335,000 for the first quarter of 1998. The first quarter of 1999 included other property income for eight multi-tenant facilities in operation during the entire quarter compared to the first quarter of 1998 which included other property income for six multi-tenant facilities, three of which were acquired during the first quarter of 1998.

         Other interest income decreased $29,000 or 18% to $132,000 for the first quarter of 1999 from $161,000 for the first quarter of 1998. The decrease in other interest income for the first quarter of 1999 resulted primarily from lower investable cash balances and a lower average balance of direct financing leases during the first quarter of 1999 compared to the first quarter of 1998. The decrease was partially offset by interest income from a subordinated note receivable due from the operator of an Alzheimer's care facility, which was funded during the second quarter of 1998.

         Interest income on inter-Group loans to the Psychiatric Group was $0 for the first quarter of 1999 and $365,000 for the first quarter of 1998. This decrease is primarily attributable to the July 1, 1998 payoff of the entire $11.2 million outstanding balance of fixed and revolving inter-Group loans owed to the Core Group by the Psychiatric Group.

         Property operating expense was $1,535,000 for the first quarter of 1999, an increase of $545,000 or 55% from $990,000 for the first quarter of 1998. The first quarter of 1999 included property operating expenses for eight multi-tenant facilities in operation during the entire quarter compared to the first quarter of 1998 which included property operating expenses for six multi-tenant facilities, three of which were acquired during the first quarter of 1998.

         Interest expense was $5,520,000 for the first quarter of 1999, an increase of $578,000 or 12% from $4,942,000 for the first quarter of 1998. This increase was primarily attributable to a higher average balance of bank credit facility borrowings and the assumption of one mortgage loan in connection with the acquisition of a

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


medical office/clinic facility subsequent to the first quarter of 1998. The increase was partially offset by a higher level of capitalized interest in 1999 compared to 1998 and a reduction in interest expense as a result of the redemption of the Company's Convertible Dual Currency Subordinated Bonds on December 30, 1998.

         Interest expense on inter-Group loans from the Psychiatric Group was $30,000 for the first quarter of 1999 as a result of revolving inter-Group loans made by the Psychiatric Group commencing July 1, 1998 with its available undistributed cash.

         General and administrative expenses were $2,113,000 for the first quarter of 1999, an increase of $259,000 or 14% from $1,854,000 for the first quarter of 1998. This variation was attributable to an increase in the Company's consolidated general and administrative expenses and an increase in the Core Group's allocated share of such expenses. The increase in the Company's consolidated general and administrative expenses was primarily attributable to hiring of additional personnel, expansion of property management capabilities and higher compensation and benefits expense, partially offset by a reduction in consulting expenses. The Core Group's share of consolidated general and administrative expenses has increased since the Psychiatric Group is now allocated only the minimum quarterly amount of $62,500 plus any direct charges.

Future Operating Results

         The operators and tenants of most of the Company's facilities derive a substantial percentage of their total revenues from federal and state health care programs such as Medicare and Medicaid and from other third-party payors such as private insurance companies, self-insured employers and health maintenance organizations. Such operators and tenants also are subject to extensive federal, state and local government regulation relating to their operations, and most of the Company's facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with mandated procedures, licensure requirements under state law and certification standards under the Medicare and Medicaid programs. A reduction in reimbursement levels under the Medicare or Medicaid programs, a reduction in reimbursement by other third-party payors or an operator's or tenant's failure to maintain its certification under Medicare or Medicaid programs could adversely affect revenues of the Company's operators and tenants.

         The nature of health care delivery in the United States continues to undergo change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed and passed by both Houses of Congress. These plans generally include revisions to and limits on Medicare and federal programs providing Medicaid reimbursement to state health care programs and have had and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Balanced Budget Act of 1997 contains extensive changes to the Medicare and Medicaid programs intended to significantly reduce the projected amount of increase in Medicare spending. In addition, the Budget Act repealed certain limits on states' ability to reduce their Medicaid reimbursement levels. The Budget Act has the potential to significantly reduce federal spending on health care services provided at each of the Core Group's facilities and provided by the physician tenants of the Core Group's medical office/clinic facilities, and to affect revenues of the Core Group's operators and tenants adversely. In particular, the Budget Act's limitations on reimbursable costs and reductions in payment incentives and capital related payments, as well as the change toward a prospective payment system, may have a material adverse effect on operator revenues at the Core Group's rehabilitation and long-term acute care hospitals. The Budget Act's freeze on acute care hospital reimbursement rates may also have an adverse effect on the operator revenues at the Core Group's acute care hospitals. In addition, the prospective payment system imposed by the Budget Act on the

                       AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
            COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

operators of the Core Group's skilled nursing facilities may have a material adverse effect on the operator revenues at such facilities if the operators are unable to effectively respond to the financial incentives provided by the prospective payment system. The Company cannot be assured that the changes effected by the Budget Act will not have a material adverse effect on the Core Group's financial condition or results of operation.

         The Company's Board and management are monitoring the effect of the Budget Act and other regulatory activities on the Core Group's facilities and potential changes to reimbursement programs closely. The Company believes that the changes effected by the Budget Act and changes proposed at the federal and state level may pose risks for certain institutions and physician groups that are unwilling or unable to respond. At the same time, the Company believes that this changing health care environment will provide it with new opportunities for investment.

         The ongoing changes in the health care industry include trends toward shorter lengths of hospital stay, increased use of outpatient services, increased federal, state and third-party oversight of health care company operations and business practices, and increased demand for discounted or capitated health care services (delivery of services at a fixed price per capita basis to a defined group of covered parties). Furthermore, federal, state and third-party payors continue to propose and adopt various cost containment measures that restrict the scope of reimbursable health care services and limit increases in reimbursement rates for such services. Payors also are continuing to enforce compliance with program requirements aggressively and to pursue providers that they believe have not complied with such requirements. Outpatient business is expected to increase as advances in medical technologies allow more procedures to be performed on an outpatient basis and as payors continue to direct more patients from inpatient care to outpatient care. In addition, the entrance of insurance companies into managed care programs is accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of health care services that are reimbursed under the Medicare and Medicaid programs continues to increase as the population ages. States are also expanding their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength. As a result of the foregoing, revenues and margins of the Company's operators and tenants may decrease.

         Notwithstanding the potential for increasing government regulation, the Company believes that health care will continue to be delivered on a local and regional basis and that well-managed, high-quality, cost-controlled facilities will continue to be an integral part of local and regional health care delivery systems. The Company also believes that certain acute care hospitals will need to reconfigure or expand existing facilities or to affiliate themselves with other providers so as to become part of comprehensive and cost-effective health care systems. Such systems likely will include lower cost treatment settings, such as ambulatory care clinics, outpatient surgery centers, long-term acute care hospitals, skilled nursing facilities, assisted living and Alzheimer's care facilities and medical office/clinic facilities. In general, the Company's facilities are part of local or regional health care delivery systems or are in the process of becoming integrated into such systems.

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

         Subsequent to the end of the first quarter, the Company completed the sale of Kendall Regional Medical Center (Kendall) on April 16, 1999 to an affiliate of Columbia/HCA Healthcare Corporation

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



(Columbia) for a gross purchase price of $105 million. As a result of the Kendall sale, the Company will recognize a gain for book purposes of over $50 million in the second quarter of 1999. Kendall had been leased to a subsidiary of Columbia and generated aggregate revenues of approximately $10.3 million in 1998, or 9% of the Company's total revenues. The Kendall sale resulted from Columbia's exercise of its option to purchase Kendall at fair market value pursuant to the terms of the lease. To complete the Kendall sale, the purchaser paid $75 million in cash, and assumed and paid $30 million of borrowings outstanding under the Company's bank credit facility. Since the Company currently intends to effect a "deferred like-kind" 1031 exchange for tax purposes, the net cash proceeds of $73.65 million were delivered to a third-party intermediary, which will use such proceeds to purchase and convey to the Company like-kind replacement property selected by the Company. Pursuant to Section 1031 of the Internal Revenue Code, the Company must identify potential replacement properties by May 28, 1999 and must acquire all identified replacement properties it will acquire as part of the exchange by October 13, 1999. If the Company is successful in identifying and acquiring a sufficient amount of like-kind replacement properties within the required time limits, the Company should not recognize current taxable gain and, accordingly, should incur no tax liability as a result of the transaction. Furthermore, in that event, there should be no impact on the Company's REIT distribution requirements. If the Company does not complete the transaction as an exchange, the tax liability incurred and recognized by the Company for book purposes, as well as the impact on the Company's REIT distribution requirements will depend on the tax position of the Company as a whole. The Company cannot be assured that total revenues generated by replacement properties acquired to effect the exchange will equal the annual revenues currently generated by the Kendall investment, nor is it certain that the Company will complete the transaction as an exchange.

         Quantitative and Qualitative Disclosures About Market Risk -- The future operating results of the Core Group will be affected by additional factors including the amount, timing and yield of additional real estate investments and the competition for such investments. Operating results also will be affected by the availability and terms of the Company's future equity and debt financing. The Company's financing strategy to facilitate future growth includes initiatives intended to reduce its cost of capital over time and enhance its liquidity and financial flexibility. The Core Group's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Core Group manages its market risk by matching projected cash inflows from operating properties, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. Although in the past, the Core Group has utilized derivative financial instruments for hedging purposes, and may do so in the future in certain circumstances, generally the Core Group does not utilize derivative financial instruments for hedging purposes and does not use such instruments for trading purposes. The Core Group utilizes debt and equity financing primarily for the purpose of making additional investments in health care facilities. Historically, the Core Group has made short-term variable rate borrowings under its unsecured revolving credit agreement to initially fund its acquisitions until market conditions were appropriate, based on management's judgement, to issue equity or fixed rate debt to provide long-term financing. Changes in interest rates on fixed rate debt generally affect fair market value, but not earnings or cash flows. The Core Group's ability to prepay fixed rate debt prior to maturity is generally limited, therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the maturity of such debt. The Core Group's earnings and cash flows are affected by changes in interest rates affecting its variable rate borrowings under its bank credit facility and its inter-Group variable rate borrowings from the Psychiatric Group. At December 31, 1998, the Core Group had $69 million of such variable rate borrowings outstanding at a weighted average interest rate of 6.0%. Assuming this balance were to remain constant, each one percentage point increase or decrease in the weighted average interest rate on such variable rate borrowings would result in a corresponding increase or decrease in interest expense for 1999 of

                        AMERICAN HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CORE GROUP
             COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

approximately $690,000. This estimate does not consider the effects of the change in the level of overall economic activity that could exist in such an environment of changing interest rates. Further, in the event of such a change, management would likely take further actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Core Group's financial structure.

         Subsequent to the end of the first quarter, the Company announced that it will redeem all of the outstanding Psychiatric Group Depositary Shares, and the underlying Psychiatric Group Preferred Stock represented thereby, for $2.08 per Depositary Share payable in cash on May 21, 1999. The Board determined, after taking into account the assets and liabilities of the Psychiatric Group, that the net fair market value of the Psychiatric Group is $4,250,000. Pursuant to the Certificate of Designations for the Psychiatric Group Preferred Stock, the total amount to be distributed in redemption of the Psychiatric Group Depositary Shares, and the underlying Psychiatric Group Preferred Stock represented thereby, will equal $4,462,500 (105% of the net fair market value of the Psychiatric Group), or $2.08 per Depositary Share on a fully diluted basis. Upon redemption of the Psychiatric Group Depositary Shares, and the underlying Psychiatric Group Preferred Stock represented thereby, the Company's common stock will reflect the financial performance of the entire Company. Accordingly, the Company anticipates that only consolidated financial statements will be presented after May 21, 1999.

         Many existing information systems currently record years in a two-digit format and will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions (the Year 2000 Issue). The Company has a four-phase program to assess the impact upon the Company of the Year 2000 Issue and to remediate those Year 2000 Issues that may be discovered. The Company will monitor its progress in achieving the target completion dates established for each phase of the program. The first phase, a comprehensive inventory of the Company's internal information systems, office equipment and the embedded building control systems in the Company's multi-tenant properties, has been completed. The second phase, assessing the impact of the Year 2000 Issue with respect to the Company's internal information systems, office equipment and the embedded building control systems in the Company's multi-tenant properties, is essentially complete. The third phase, preparation and execution of a plan to remediate Year 2000 Issues identified in phases one and two, is expected to be completed during the second and third quarters of 1999. The fourth and final phase includes the development of contingency plans to address Year 2000 Issues that cannot be remediated. The timing for the fourth phase will depend upon the results of the second and third phases and, therefore, no schedule for the fourth phase can be set at this time. The Company does not expect the costs to remediate its Year 2000 Issues to be material and does not expect the Year 2000 Issue to have a material impact on the Company's future operations or financial results.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of May 7, 1999, the Core Group had a remaining commitment of approximately $2.0 million to fund the development of one skilled nursing facility. The Core Group's remaining commitment to fund the development of two assisted living facilities was approximately $6.1 million as of May 7, 1999. The Core Group has a $22.5 million forward funding commitment to develop up to nine Alzheimer's care facilities to be managed by the same operator that currently manages two existing Alzheimer's care facilities owned by the Core Group. As of May 7, 1999, $2.0 million was funded under this commitment for the development of two facilities having total development costs of approximately $5.6 million. The Core Group's expected future funding to complete development of a medical office/clinic facility was $4.5 million as of May 7, 1999.

         As of May 7, 1999, $36.5 million of outstanding borrowings under the Company's $250 million bank credit facility and $2.2 million in cash and short-term investments were attributed to the Core Group. Including $2.5 million of inter-Group borrowings from the Psychiatric Group, the total indebtedness attributed to the Company's Core Group as of May 7, 1999 was $278.8 million. The Company expects to utilize its bank credit facility to fund future property acquisitions and other commitments. The Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                        AMERICAN HEALTH PROPERTIES, INC.

              PSYCHIATRIC GROUP COMBINED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                             March 31,        December 31,
                                                               1999               1998
                                                            ----------        ----------
                                                           (Unaudited)
ASSETS
Real estate investments
    Real property                                           $    4,702        $    5,902
    Accumulated depreciation                                      (881)             (771)
                                                            ----------        ----------
                                                                 3,821             5,131
Other note receivable                                              200               195
Revolving loans to Core Group                                    4,123               180
Other assets                                                        52                30
Cash and short-term investments                                     14             1,491
                                                            ----------        ----------

                                                            $    8,210        $    7,027
                                                            ==========        ==========


ATTRIBUTED LIABILITIES AND TOTAL ATTRIBUTED EQUITY
Accounts payable and accrued liabilities                    $      420        $      444
Dividends payable                                                  198               198
                                                            ----------        ----------
                                                                   618               642
                                                            ----------        ----------

Commitments and contingencies

Total Attributed Psychiatric Group Equity                        7,592             6,385
                                                            ----------        ----------

                                                            $    8,210        $    7,027
                                                            ==========        ==========



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.


         PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                   Three Months Ended March 31,
                                                   --------------------------
                                                      1999             1998
                                                   ----------      ----------
REVENUES
Rental income                                      $      332      $      355
Mortgage interest income                                   --           1,540
Additional rental and interest income                      29             294
Other interest income                                      15              80
Interest income on loans to Core Group                     30              --
                                                   ----------      ----------
                                                          406           2,269
                                                   ----------      ----------
EXPENSES
Depreciation and amortization                             110             188
Property operating                                         75             225
Interest expense on loans from Core Group                  --             365
General and administrative                                111             252
                                                   ----------      ----------
                                                          296           1,030
                                                   ----------      ----------
INCOME BEFORE GAIN ON SALE OF PROPERTY                    110           1,239
GAIN ON SALE OF PROPERTY                                1,283              --
                                                   ----------      ----------

NET INCOME                                         $    1,393      $    1,239
                                                   ==========      ==========

Basic per share amounts -
  Income before gain on sale of property           $     0.05      $     0.59
  Gain on sale of property                         $     0.62      $       --
  Net income                                       $     0.67      $     0.59

  Weighted average depositary shares                    2,084           2,084

Diluted per share amounts -
  Income before gain on sale of property           $     0.05      $     0.59
  Gain on sale of property                         $     0.60      $       --
  Net income                                       $     0.65      $     0.59

  Weighted average depositary shares and
    dilutive potential depositary shares                2,142           2,102

Dividends declared per depositary share            $    0.095      $    0.640




The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

         PSYCHIATRIC GROUP COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                Three Months Ended March 31,
                                                                ----------------------------

                                                                   1999             1998
                                                                ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $    1,393        $    1,239
Depreciation, amortization and other non-cash items                    122               218
Deferred income                                                         --                (4)
Gain on sale of property                                            (1,283)               --
Change in other assets                                                 (22)               --
Change in accounts payable and accrued liabilities                     (24)              396
                                                                ----------        ----------
                                                                       186             1,849
                                                                ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property                                       2,483                --
Principal payments on mortgage notes receivable                         --                21
Other notes receivable                                                  (5)               --
Advances on revolving loans to Core Group                           (3,943)               --
                                                                ----------        ----------
                                                                    (1,465)               21
                                                                ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns on revolving loans from Core Group                             --              (578)
Cash dividends paid                                                   (198)           (1,292)
                                                                ----------        ----------
                                                                      (198)           (1,870)
                                                                ----------        ----------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS              (1,477)               --
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                 1,491                --
                                                                ----------        ----------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                  $       14        $       --
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

         Basis of Presentation The Psychiatric Group Depositary Shares are currently intended to reflect the separate financial performance of the Company's investments in psychiatric hospitals (the Psychiatric Group). The Company's common stock (the Core Group Common Stock) is currently intended to reflect the separate financial performance of the Company's investments in acute care, rehabilitation and long-term acute care hospitals, skilled nursing, assisted living, Alzheimer's care and medical office/clinic facilities (the Core Group). The Company's Series B Depositary Shares, and the Series B Preferred Stock represented thereby, are currently attributed to the Company's Core Group for financial accounting and reporting purposes.

         The combined condensed financial statements of the Psychiatric Group included herein have been prepared by the Company without audit and include all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with those included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


         Subsequent to the end of the first quarter, the Company announced that it will redeem all of the outstanding Psychiatric Group Depositary Shares, and the underlying Psychiatric Group Preferred Stock represented thereby, for $2.08 per Depositary Share payable in cash on May 21, 1999. The Board determined, after taking into account the assets and liabilities of the Psychiatric Group, that the net fair market value of the Psychiatric Group is $4,250,000. Pursuant to the Certificate of Designations for the Psychiatric Group Preferred Stock, the total amount to be distributed in redemption of the Psychiatric Group Depositary Shares, and the underlying Psychiatric Group Preferred Stock represented thereby, will equal $4,462,500 (105% of the net fair market value of the Psychiatric Group), or $2.08 per Depositary Share on a fully diluted basis.

         These financial statements include the accounts of the Psychiatric Group business. The Psychiatric Group and the Core Group financial statements, taken together, comprise all of the accounts included in the Company's consolidated financial statements. Upon redemption of the Psychiatric Group Depositary Shares, and the underlying Psychiatric Group Preferred Stock represented thereby, the Company's common stock will reflect the financial performance of the entire Company. Accordingly, the Company anticipates that only consolidated financial statements will be presented after May 21, 1999.

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

         New Accounting Standards Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The required adoption of this statement in 2000 is not expected to have a material impact on the Psychiatric Group's financial statements.

         Interest Paid Interest paid by the Psychiatric Group on inter-Group loans from the Core Group was $0 and $365,000 for the three months ended March 31, 1999 and 1998, respectively.

2.   STATUS OF PSYCHIATRIC GROUP INVESTMENTS

         The ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in the periodic restructuring of psychiatric operator payment obligations, the closing of one psychiatric hospital and significant impairment losses on psychiatric investments, including an $8.3 million charge in 1998.

         The Northpointe property has been vacant since mid-1997 and during 1998, the Psychiatric Group incurred $450,000 of maintenance and security costs. The Psychiatric Group expects to incur at least $75,000 per quarter for ongoing maintenance and security costs while it continues to seek alternate uses or a buyer for the property, however the Psychiatric Group cannot be assured that other unexpected costs will not be incurred. Attempts to locate an alternate health care operator for the Northpointe property have proven largely unsuccessful. After assessing the various alternatives for the facility and reviewing the estimated net realizable value of the property under each potential alternative, the Psychiatric Group recorded an impairment charge at the end of 1998, which reduced the carrying value of the investment to $1,300,000. If an acceptable health

                        AMERICAN HEALTH PROPERTIES, INC.

       NOTES TO PSYCHIATRIC GROUP COMBINED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


care operator is not identified for the Northpointe facility in the near term, the property will likely be marketed for sale. However, the Psychiatric Group cannot be assured that any sale price would equal or exceed the current carrying value of the Northpointe property.

         At March 31, 1999, the Sunrise property had a carrying value of $2,521,000. In September 1998, a new operator assumed all operational responsibility for the hospital and entered into a new five-year lease with an effective monthly rent of $60,000. Although the new operator has fulfilled its obligations to the Psychiatric Group under the lease so far, the new operator has experienced cash flow difficulties primarily as a result of delays in obtaining Baker Act certification. As a result, the Company provided the operator with a $200,000 working capital loan at the end of 1998. The cash flow difficulties have continued and, during April and May 1999, the Company loaned an additional $435,000 to the operator to support continued operation of the Sunrise facility. Under the credit facility, up to $265,000 of additional working capital loans may be advanced to the operator by the Company. The Company cannot be assured that the operator will be successful and, if it were to cease operations, an impairment charge to reduce the carrying value of the Sunrise property and any related outstanding working capital loans would be likely. The Company will continue to encourage the operator to pursue financing alternatives that might enable it to acquire the property and repay its borrowings from the Company.

         The operator of Rock Creek Center (RCC) experienced continuing financial and operational difficulties over the past several years. In December 1998, cash flow problems at RCC became so severe that the operator of the RCC facility defaulted on all of its obligations to the Psychiatric Group. As a result, the carrying value of the RCC property was written down to $1,200,000 and the Company's net investment in related notes and various other obligations owed to it by the operator of RCC were totally written off at the end of 1998. On February 24, 1999, the Psychiatric Group sold its total RCC investment to the current operator for a cash price of $2.5 million.

3.   EARNINGS PER SHARE

         The following is a reconciliation of the income and share amounts used in the basic and diluted per share computations of income before gain on sale attributable to Psychiatric Group Depositary Shares:

                                                                      Three Months Ended March 31,
                                                         ----------------------------------------------------
                                                                  1999                        1998
                                                         ---------------------        -----------------------
(In thousands)                                           Income        Shares         Income          Shares
                                                         -------       -------        -------         -------
Income before gain on sale of property                   $   110            --        $ 1,239              --
Outstanding depositary shares                                 --         2,084             --           2,084
                                                         -------       -------        -------         -------
Basic EPS components                                         110         2,084          1,239           2,084
Effect of dilutive potential depositary shares-
    Stock options                                             --            --             --              --
    DER's                                                     --            58             --              18
                                                         -------       -------        -------         -------
Diluted EPS components                                   $   110         2,142        $ 1,239           2,102
                                                         =======       =======        =======         =======

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

         Factors Regarding Future Results and Forward-Looking Statements This report includes and incorporates by reference statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this report, including without limitation statements regarding rent or interest to be received from the Company's operators, the anticipated funds from operations of the Company, the ability of an operator to continue operations of a psychiatric facility, plans with respect to individual facilities, expectations with respect to the specific terms of leases or sales of the Company's facilities, the Company's anticipated dividends, the redemption of the Psychiatric Group Depositary Shares, the Company's liquidity position, projected expenses associated with operating or maintaining individual properties, the Company's ability to realize the recorded amounts of its investments and the potential effect of new or existing regulations on the operations conducted at the Company's facilities, are forward-looking statements. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

         Certain factors that could cause actual results to differ materially from those expected include, among others: the financial success of the operations conducted at the Company's facilities and the financial strength of the operators of such facilities, the continuing ability of operators to meet their obligations to the Company, changes in operators or ownership of operators, the ability of operators and tenants to access short and long-term capital at acceptable rates, the viability of alternative uses for the Company's properties when necessary, changes in government policy relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third-party payors, the impact of managed care pricing pressures, the requirement to provide care on a fixed-price basis, lower occupancy levels at the Company's facilities, disruptions caused by the failure of the Company or its vendors, operators, lessees or borrowers, or the payors or other third parties upon which they are dependent, to resolve any Year 2000 Issues affecting their respective operations, a reduction in demand for the services provided at the Company's facilities, the strength and financial resources of the Company's competitors, the availability and cost of capital, the Company's ability to make additional real estate investments at attractive yields, the adoption of new accounting standards and changes in tax laws and regulations affecting real estate investment trusts. For a further discussion of such factors, see "- Analysis of Psychiatric Group" herein.

OPERATING RESULTS

First Quarter 1999 Compared With 1998

         For the first quarter of 1999, the Psychiatric Group reported income before gain on sale of property of $110,000, or $.05 per depositary share on a diluted basis, compared with $1,239,000, or $.59 per depositary share on a diluted basis, for the first quarter of 1998. For the first quarter of 1999, the Psychiatric Group reported net income

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
            COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


of $1,393,000, or $.65 per depositary share on a diluted basis, compared with net income of $1,239,000, or $.59 per depositary share on a diluted basis, for the first quarter of 1998. Net income for the first quarter of 1999 included a gain on sale of property of $1,283,000, or $.60 per depositary share on a diluted basis.

         Rental income was $332,000 for the first quarter of 1999, a decrease of $23,000 or 6% from $355,000 for the first quarter of 1998. This decrease was attributable to the sale of Rock Creek Center on February 24, 1999, partially offset by an increase in rent received from the Sunrise property as a result of the transition to a new operator in the third quarter of 1998. The sale of Rock Creek Center also resulted in a decrease in depreciation and amortization of $78,000, or 41% to $110,000 for the first quarter of 1999 compared with $188,000 for the first quarter of 1998.

         Mortgage interest income was $0 for the first quarter of 1999 and $1,540,000 for the first quarter of 1998. On July 1, 1998, the Psychiatric Group received $35 million as payment in full of its two New York Four Winds mortgage loans.

         Additional rental and interest income was $29,000 for the first quarter of 1999, a decrease of $265,000 or 90% from $294,000 for the first quarter of 1998. The decrease for the first quarter was primarily attributable to the $35 million payoff of the two New York Four Winds mortgage loans in July 1998.

         Other interest income was $15,000 for the first quarter of 1999, a decrease of $65,000 or 81% from $80,000 for the first quarter of 1998. This decrease was attributable to the write-off, at the end of 1998, of the outstanding borrowings under a revolving credit agreement provided to a psychiatric hospital operator. The decrease was partially offset by interest income from a working capital loan provided to the operator of the Sunrise facility in the fourth quarter of 1998.

         Interest income on inter-Group loans to the Core Group was $30,000 for the first quarter of 1999 as a result of revolving inter-Group loans made by the Psychiatric Group commencing July 1, 1998 with its available undistributed cash.

         Property operating expense was $75,000 for the first quarter of 1999 a decrease of $150,000, or 67% from $225,000 for the first quarter of 1998. Property operating expense represents costs related to the protection and maintenance of Northpointe, which has been vacant since mid-1997. The first quarter of 1998 included $150,000 of unexpected capital expenditures for Northpointe.

         Interest expense on inter-Group loans from the Core Group was $0 for the first quarter of 1999 and $365,000 for the first quarter of 1998. This decrease is attributable to the payoff of the entire $11.2 million outstanding balance of inter-Group loans owed to the Core Group by the Psychiatric Group using a portion of the $35 million received by the Psychiatric Group from the payoff of its two New York Four Winds mortgage loans on July 1, 1998.

         General and administrative expenses were $111,000 for the first quarter of 1999, a decrease of $141,000 or 56% from $252,000 for the first quarter of 1998. The Company's consolidated general and administrative expenses are allocated between the Core Group and Psychiatric Group primarily based on revenues and are subject to a minimum of $62,500 per quarter, however significant costs directly related to either Group are specifically charged to the applicable Group. Costs allocated to the Psychiatric Group and direct costs charged to the Psychiatric Group both decreased for the first quarter of 1999 compared to the first quarter of 1998. The Psychiatric Group was specifically charged for $35,000 of costs in the first quarter of 1999 for financial advisory services provided by an investment banking firm which included supplemental monitoring of the performance of the Psychiatric Group's properties and assistance in addressing operational and cash flow difficulties of certain operators of the properties. On a comparative basis, general and administrative expenses for the first quarter of 1998 included $77,000 of such financial advisory costs.

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
            COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Analysis of Psychiatric Group

         The ongoing changes in the psychiatric industry and the resulting negative impact on operator financial performance have resulted in the periodic restructuring of psychiatric operator payment obligations, the closing of one psychiatric hospital and significant impairment losses on psychiatric investments, including an $8.3 million charge in 1998.

         The Northpointe property has been vacant since mid-1997 and during 1998, the Psychiatric Group incurred $450,000 of maintenance and security costs. The Psychiatric Group expects to incur at least $75,000 per quarter for ongoing maintenance and security costs while it continues to seek alternate uses or a buyer for the property, however the Psychiatric Group cannot be assured that other unexpected costs will not be incurred. Attempts to locate an alternate health care operator for the Northpointe property have proven largely unsuccessful. After assessing the various alternatives for the facility and reviewing the estimated net realizable value of the property under each potential alternative, the Psychiatric Group recorded an impairment charge at the end of 1998, which reduced the carrying value of the investment to $1,300,000. If an acceptable health care operator is not identified for the Northpointe facility in the near term, the property will likely be marketed for sale. However, the Psychiatric Group cannot be assured that any sale price would equal or exceed the current carrying value of the Northpointe property.

         At March 31, 1999, the Sunrise property had a carrying value of $2,521,000. In September 1998, a new operator assumed all operational responsibility for the hospital and entered into a new five-year lease with an effective monthly rent of $60,000. Although the new operator has fulfilled its obligations to the Psychiatric Group under the lease so far, the new operator has experienced cash flow difficulties primarily as a result of delays in obtaining Baker Act certification. As a result, the Company provided the operator with a $200,000 working capital loan at the end of 1998. The cash flow difficulties have continued and, during April and May 1999, the Company loaned an additional $435,000 to the operator to support continued operation of the Sunrise facility. Under the credit facility, up to $265,000 of additional working capital loans may be advanced to the operator by the Company. The Company cannot be assured that the operator will be successful and, if it were to cease operations, an impairment charge to reduce the carrying value of the Sunrise property and any related outstanding working capital loans would be likely. The Company will continue to encourage the operator to pursue financing alternatives that might enable it to acquire the property and repay its borrowings from the Company.

         The operator of Rock Creek Center (RCC) experienced continuing financial and operational difficulties over the past several years. In December 1998, cash flow problems at RCC became so severe that the operator of the RCC facility defaulted on all of its obligations to the Psychiatric Group. As a result, the carrying value of the RCC property was written down to $1,200,000 and the Company's net investment in related notes and various other obligations owed to it by the operator of RCC were totally written off at the end of 1998. On February 24, 1999, the Psychiatric Group sold its total RCC investment to the current operator for a cash price of $2.5 million.

         Quantitative and Qualitative Disclosures About Market Risk -- Market risk is the risk of loss from adverse changes in market prices and interest rates. Since the Psychiatric Group currently has no outstanding debt, mortgage loans or commitments and since it has no plans to incur debt, issue equity or make additional real estate investments, the Psychiatric Group is not effected by changes in market prices and interest rates. The Psychiatric Group does not utilize derivative financial instruments either for trading or hedging purposes.

         Subsequent to the end of the first quarter, the Company announced that it will redeem all of the outstanding Psychiatric Group Depositary Shares, and the underlying Psychiatric Group Preferred Stock represented thereby, for $2.08 per Depositary Share payable in cash on May 21, 1999. The Board

                        AMERICAN HEALTH PROPERTIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PSYCHIATRIC GROUP
            COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



determined, after taking into account the assets and liabilities of the Psychiatric Group, that the net fair market value of the Psychiatric Group is $4,250,000. Pursuant to the Certificate of Designations for the Psychiatric Group Preferred Stock, the total amount to be distributed in redemption of the Psychiatric Group Depositary Shares, and the underlying Psychiatric Group Preferred Stock represented thereby, will equal $4,462,500 (105% of the net fair market value of the Psychiatric Group), or $2.08 per Depositary Share on a fully diluted basis. Upon redemption of the Psychiatric Group Depositary Shares, and the underlying Psychiatric Group Preferred Stock represented thereby, the Company's common stock will reflect the financial performance of the entire Company. Accordingly, the Company anticipates that only consolidated financial statements will be presented after May 21, 1999.

         Many existing information systems currently record years in a two-digit format and will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions (the Year 2000 Issue). The Company has a four-phase program to assess the impact upon the Company of the Year 2000 Issue and to remediate those Year 2000 Issues that may be discovered. The Company will monitor its progress in achieving the target completion dates established for each phase of the program. The first phase, a comprehensive inventory of the Company's internal information systems, office equipment and the embedded building control systems in the Company's multi-tenant properties, has been completed. The second phase, assessing the impact of the Year 2000 Issue with respect to the Company's internal information systems, office equipment and the embedded building control systems in the Company's multi-tenant properties, is essentially complete. The third phase, preparation and execution of a plan to remediate Year 2000 Issues identified in phases one and two, is expected to be completed during the second and third quarters of 1999. The fourth and final phase includes the development of contingency plans to address Year 2000 Issues that cannot be remediated. The timing for the fourth phase will depend upon the results of the second and third phases and, therefore, no schedule for the fourth phase can be set at this time. The Company does not expect the costs to remediate its Year 2000 Issues to be material and does not expect the Year 2000 Issue to have a material impact on the Company's future operations or financial results.

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

LIQUIDITY AND CAPITAL RESOURCES

         At May 7, 1999, the Psychiatric Group had $2.5 million of inter-Group loans owed to it by the Core Group and $1.3 in cash and short-term investments. The Psychiatric Group has no sources of additional financing. However, upon redemption of the Psychiatric Group Depositary Shares by the Company, the Psychiatric Group will have no further capital or financing requirements.

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
                                                            Date:  May 7, 1999

AMERICAN HEALTH PROPERTIES, INC.


By:    JOSEPH P. SULLIVAN                     By:   MICHAEL J. MCGEE
   --------------------------------------        ------------------------------------------------
     Joseph P. Sullivan                             Michael J. McGee
     Chairman of the Board, President &             Senior Vice President &
     Chief Executive Officer                        Chief Financial Officer
     (Principal Executive Officer)                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION
-----------              -----------
    27            Financial Data Schedule