Form 10-K405/A
period 1998-12-31
AMERICAN HEALTH PROPERTIES INC
filed 1999-05-19
CIK 808240

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


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     American Health Properties Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as set forth in the pages attached hereto:

                                    PART III

     The following information hereby supplements and amends Part III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the names and titles of the executive officers and current members of the Board of Directors of the Company.

                NAME                                          POSITION
                ----                                          --------
Joseph P. Sullivan...................    Chairman of the Board of Directors of the Company,
                                         President and Chief Executive Officer, Class II
                                         Director
C. Gregory Schonert..................    Senior Vice President and Chief Development Officer
                                         of the Company
Michael J. McGee.....................    Senior Vice President, Chief Financial Officer and
                                         Treasurer of the Company
Steven A. Roseman....................    Senior Vice President, General Counsel and
                                         Secretary of the Company
James L. Fishel......................    Class I Director
Peter K. Kompaniez...................    Class II Director
Sheldon S. King......................    Class III Director
James D. Harper, Jr..................    Class I Director
John P. Mamana, M.D..................    Class III Director
Louis T. Rosso.......................    Class III Director

     Mr. Sullivan has been the President and Chief Executive Officer of the Company since February 1993 and Chairman of the Board since November 1996. Prior to that, Mr. Sullivan spent 20 years with Goldman, Sachs & Co. where he had overall investment banking responsibility for numerous companies in the health care field. Mr. Sullivan currently serves on the UCLA Medical Center Board of Advisors. He was a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT) from September 1994 to September 1997. He has been a director of the Company since February 1993 and is 56 years old.

     Mr. Schonert has been the Senior Vice President and Chief Development Officer of the Company since April 1988. Prior to that, Mr. Schonert had been the Assistant Administrator of Marketing and Planning at St. Joseph's Hospital, Houston, Texas since February 1987. From September 1985 until February 1987, Mr. Schonert was a Manager in the Corporate Development Department of American Medical International, Inc., an international owner and operator of for-profit hospitals, and is 44 years old.

     Mr. McGee has been the Senior Vice President and Chief Financial Officer of the Company since January 1996, has served as Treasurer of the Company since August 1995 and served as Controller of the Company from November 1989 to February 1998. Mr. McGee was a certified public accountant with Arthur Andersen LLP from May 1977 to November 1989 and is 43 years old.

     Mr. Roseman has been Senior Vice President, General Counsel and Secretary of the Company since July 1997. Prior to that Mr. Roseman had established his own legal practice, and from April 1995 to August 1996 he was Vice President Business Affairs Worldwide Pay Television for Paramount Pictures Corporation. From September 1983 to April 1995 he was with the law firm of Ervin, Cohen & Jessup, Beverly Hills, California and was a partner in that firm's tax and real estate department. Mr. Roseman is 40 years old.

     Mr. Fishel was the Vice President and Chief Credit Officer of General Electric Capital Corporation, the financial arm of General Electric Corporation from 1984 to 1994. Mr. Fishel is a director of Noble Drilling Corporation. Mr. Fishel has been a director of the Company since May 1994 and is 67 years old.

     Mr. Harper is the owner of JDH Realty Co., a real estate sales and development company located in Miami, Florida and has been its President since 1982. Mr. Harper also is the principal partner in AH Development, S.E. and AH HA Investments, S.E., real estate development partnerships in Puerto Rico. He has been a Trustee of the Urban Land Institute and a Trustee of Equity Residential Properties Trust since 1993. Mr. Harper has been a member of the Board of Directors of Burnham Pacific Properties, Inc. and a Trustee of Equity Office Properties Trust since 1997. From 1971 until 1985, he worked for Continental Illinois Corporation, serving as its Executive Vice President in charge of all domestic and international real estate services beginning in 1974. Mr. Harper has been a director of the Company since May 1997 and is 65 years old.

     Mr. King has been the Executive Vice President of Salick Health Care, Inc. since February 1994. He was formerly the President of Cedars-Sinai Medical Center, Los Angeles, California from 1989 to January 1994. Previously, he served as President of Stanford University Hospital from 1986 to 1989. He has been a director of the Company since February 1988 and is 67 years old.

     Mr. Kompaniez has been Vice Chairman and a director of Apartment Investment and Management Company, a real estate investment trust with investments in apartment units since July 1994 and has been its President since July 1997. Since September 1993, Mr. Kompaniez has owned 75% of PDI Realty Enterprises, Inc., and serves as its President and Chief Executive Officer. From 1986 to 1993, he served as President and Chief Executive Officer of Heron Financial Corporation, a United States holding company for Heron International, N.V.'s real estate and related assets. Prior to joining HFC, Mr. Kompaniez was a senior partner with the law firm of Loeb and Loeb where he had extensive real estate and REIT experience. Mr. Kompaniez received a B.A. from Yale College and a J.D. from the University of California (Boalt Hall). He has been a director of the Company since April 1998 and is 53 years old.

     Dr. Mamana is currently President, Chief Executive Officer and Chairman of American Health Sciences. He was the founder, President, Chief Executive Officer and Chairman of Virginia Medical Associates from 1978 until 1997. Dr. Mamana was the Chief Medical Officer of Health Partners, Inc. from 1994 until its merger with and into FPA Medical Management in 1997. Dr. Mamana was not involved in the affairs of FPA Medical Management and did not participate in the affairs of Virginia Medical Associates or Health Partners, Inc. after the acquisitions of those entities by FPA Medical Management in October 1997. In July 1998, FPA Medical Management filed a petition in bankruptcy, as did its subsidiary, Virginia Medical Associates. Dr. Mamana was Chief of Internal Medicine at Fairfax Hospital, Falls Church, Virginia, from 1977 until 1992. He has been a Clinical Associate Professor of Medicine at Georgetown University School of Medicine since 1987 and a director of Mid Atlantic Medical Services, Inc. since 1997. Dr. Mamana has been a director of the Company since May 1997 and is 56 years old.

     Mr. Rosso is Chairman Emeritus of Beckman Coulter, Inc. (Beckman), a leading supplier of laboratory systems for life sciences and diagnostics. He was Chairman of the Board of Directors of Beckman from 1989 until February 1999 and served as its Chief Executive Officer from 1988 until September 1998. Mr. Rosso is a member of the Board of Directors of Allergan, Inc. He has been a director of the Company since May 1994 and is 65 years old.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     The Company's directors and executive officers and persons who are beneficial owners of more than 10% of the Common Stock or the Depositary Shares ("10% beneficial owners") are required to file reports of their holdings and transactions in Common Stock and the Depositary Shares with the Securities and Exchange Commission (the "Commission") and to furnish the Company with such reports. Based solely upon its review of the copies of such reports the Company has received or upon written representations it has obtained from certain of these persons, the Company believes that, as of February 16, 1999, all of the Company's directors, executive officers and 10% beneficial owners had complied with all applicable Section 16(a) filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION

                COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

     The following table sets forth compensation paid or earned for services rendered during the fiscal years ended December 31, 1998, 1997 and 1996, to or by the Company's Chief Executive Officer and the four other executive officers of the Company (collectively, the "Named Executive Officers"):

                                                                    LONG-TERM COMPENSATION
                                                                   -------------------------
                                                                                  NUMBER OF
                                            ANNUAL COMPENSATION    RESTRICTED     SECURITIES
                                            -------------------      STOCK        UNDERLYING      ALL OTHER
        NAME AND POSITION                    SALARY     BONUS      AWARDS(1)      OPTIONS(2)   COMPENSATION(3)
        -----------------                   --------   --------    ----------     ----------   ---------------
Joseph P. Sullivan                  1998    $531,000   $536,000     $     0         37,616         $55,000
  President and Chief               1997     513,300    473,700           0         40,792          61,100
  Executive Officer                 1996     492,600    446,000      89,400         43,191          46,400
C. Gregory Schonert                 1998     198,300    140,000           0         10,596          34,100
  Senior Vice President and         1997     179,600    120,000           0         10,693          32,800
  Chief Development Officer         1996     174,600     89,800           0         11,492          33,900
Michael J. McGee                    1998     198,300    140,000           0         10,596          30,600
  Senior Vice President,            1997     178,800    120,000           0         10,693          30,600
  Chief Financial Officer           1996     163,200    110,000           0         10,820          30,500
  and Treasurer
Steven A. Roseman(4)                1998     188,800    130,000           0         10,066         124,400
  Senior Vice President,            1997      84,900     55,000           0         10,448          44,000
  General Counsel
  and Secretary
Thomas T. Schleck(5)                1998     118,900          0           0         11,550          35,300
  Former Senior Vice President and  1997     207,300    110,000           0         12,356          36,100
  Chief Investment Officer          1996     142,200     74,000           0         26,148         126,900

---------------

(1) Restricted stock awards are valued based on the fair market price of the Company's Common Stock on the date of grant, which was $22.875 for the 3,910 shares of restricted stock awarded to Mr. Sullivan in 1996. Awards of restricted stock vest ratably over two years and dividends are paid on shares of restricted stock at the same rate as all other shares of Common Stock. At December 31, 1998, there were no shares of restricted stock that were held and remain restricted.

(2) Amounts included represent options to purchase Common Stock on the date of grant. Stock options vest ratably over two years and are coupled with dividend equivalent rights.

(3) Includes amounts paid for 1998 under the Company's Money Purchase Retirement Plan and Executive Medical and Financial Planning Reimbursement Plan, and for life insurance policies, auto allowances and relocation expenses as follows:

                                           MEDICAL AND
                                            FINANCIAL      LIFE         AUTO      RELOCATION
                              RETIREMENT    PLANNING     INSURANCE   ALLOWANCES    EXPENSES
                              ----------   -----------   ---------   ----------   ----------
   Joseph P. Sullivan          $30,000       $8,300       $5,900      $10,800      $     0
   C. Gregory Schonert          30,000        2,900        1,200            0            0
   Michael J. McGee             30,000            0          600            0            0
   Steven A. Roseman            30,000            0        2,300            0       92,100
   Thomas T. Schleck(5)         30,000        2,000        3,300            0            0

(4) Mr. Roseman commenced employment with the Company in July 1997.

(5) Mr. Schleck commenced employment with the Company in April 1996 and resigned from the Company in July 1998.

OPTION GRANTS IN 1998

     The following table sets forth certain information concerning individual grants of options to purchase Common Stock made to each of the Named Executive Officers during the year ended December 31, 1998:

                        NUMBER OF     PERCENTAGE OF
                       SECURITIES      TOTAL STOCK      AVERAGE
                       UNDERLYING        OPTIONS       EXERCISE
                         OPTIONS       GRANTED TO        PRICE      EXPIRATION    PRESENT VALUE ON
        NAME           GRANTED(1)       EMPLOYEES      ($/SH)(1)       DATE       DATE OF GRANT(2)
        ----           -----------    -------------    ---------    ----------    ----------------
Joseph P. Sullivan       37,616           46.77%       $28.3125      01/22/08         $66,600
C. Gregory Schonert      10,596           13.18%        28.3125      01/22/08          18,800
Michael J. McGee         10,596           13.18%        28.3125      01/22/08          18,800
Steven A. Roseman        10,066           12.51%        28.3125      01/22/08          17,800
Thomas T. Schleck(3)     11,550           14.36%        28.3125      01/22/08          20,500

---------------

(1) Stock options were granted in tandem with dividend equivalent rights ("DERs") at the fair market price of the Company's Common Stock on the date of grant. All stock options granted in 1998 were options to purchase Common Stock. At December 31, 1998, the number of DER shares relating to options for Common Stock granted in 1998 held by the Named Executive Officers were as follows: Mr. Sullivan: 3,290; Mr. Schonert: 926; Mr. McGee: 926; Mr.
    Roseman: 880 and Mr. Schleck: 0. The dollar value of all such DER shares at December 31, 1998, based on the closing price of the Common Stock on December 31, 1998, was $124,200.

(2) Estimated present values as of the dates of grant are based on the Black-Scholes Model, a mathematical formula used to value options traded on stock exchanges. The Black-Scholes Model considers a number of factors, including the stock's volatility and dividend rate, the term of the option, and interest rates. The ultimate value of the options will depend on the future market price of the Common Stock, which cannot be forecast with reasonable accuracy. The expected volatility of the Common Stock used in valuing the options is 15%, and is based on the historical volatility of the Common Stock. The future dividend yield assumed in valuing the options is 7.5%. The options are valued assuming they have an expected life of 8 years. The weighted average risk-free rate of return used in valuing the options is 5.71%. This weighted average risk-free rate of return was determined based upon the quoted yields for U.S. Treasury Strips (principal only securities) with a term equivalent to the expected life of the options at the approximate date the options were granted. Estimated present values do not include DERs.

(3) Mr. Schleck resigned from the Company in July 1998. All of Mr. Schleck's unvested stock options and related DER shares were cancelled.

AGGREGATED OPTION EXERCISES IN 1998 AND OPTION VALUES AT DECEMBER 31, 1998

     The following table sets forth certain information concerning the exercise of stock options by the Named Executive Officers during the year ended December 31, 1998 and the value of stock options held as of December 31, 1998 by each of the Named Executive Officers:

                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                 OPTIONS AT              IN-THE-MONEY OPTIONS AT
                               SHARES                         DECEMBER 31, 1998           DECEMBER 31, 1998(2)
                              ACQUIRED        VALUE      ---------------------------   ---------------------------
           NAME              ON EXERCISE   REALIZED(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
           ----              -----------   -----------   -----------   -------------   -----------   -------------
Joseph P. Sullivan
  Common Stock                      0       $      0       235,683        58,012       $1,808,000         $0
  Depositary Shares                 0              0        17,210             0           73,600          0
C. Gregory Schonert
  Common Stock                      0              0        73,648        15,942          324,700          0
  Depositary Shares                 0              0         6,681             0           13,800          0
Michael J. McGee
  Common Stock                      0              0        61,692        15,942          270,100          0
  Depositary Shares                 0              0         4,553             0           11,200          0
Steven A. Roseman
  Common Stock                      0              0         5,224        15,290                0          0
  Depositary Shares                 0              0             0             0                0          0
Thomas T. Schleck(3)
  Common Stock                 38,638        292,200             0             0                0          0
  Depositary Shares                 0              0             0             0                0          0

---------------

(1) Value realized at exercise is the difference between the fair market price of the underlying shares on the date of exercise less the exercise price per share of Common Stock, multiplied by the number of shares acquired upon exercise.

(2) Calculated based on the closing prices of the Common Stock and the Depositary Shares at December 31, 1998 multiplied by the number of applicable shares in-the-money, less the total exercise price for such shares and considering accumulated tandem DER shares.

(3) Mr. Schleck resigned from the Company in July 1998. All of Mr. Schleck's unvested stock options and related DER shares were cancelled.

EMPLOYMENT AGREEMENTS

     Messrs. Sullivan, Schonert, McGee and Roseman are entitled to receive minimum compensation under three-year employment agreements with the Company at the rate of $549,500, $225,000, $212,000 and $201,000 per annum in 1999, respectively. If the employment of any of Messrs. Sullivan, Schonert, McGee or Roseman is terminated by reason of a "change of control" (as defined in their employment agreements), he will be entitled to receive a payment equal to three times his average salary plus bonus for the three most recent years.

MONEY PURCHASE RETIREMENT PLAN

     The Company has a Money Purchase Retirement Plan (the "Money Purchase Plan") pursuant to which it provides retirement benefits for all of its employees. The Company is required to make an annual contribution pursuant to the Money Purchase Plan on behalf of its employees, subject to a maximum contribution for each participant not to exceed the lesser of $30,000 or 25% of the participant's annual compensation. A participant's interest in contributions made to the Money Purchase Plan for his account become 100% vested after one year of service with the Company. Benefits are payable to participants upon their retirement, termination or death. The Company is required to fund annual contributions pursuant to the direction of participants into various investment funds managed by a brokerage firm. The Company is in the process of adopting a senior executive retirement plan that will provide retirement benefits to the Company's chief executive officer that will not be subject to the maximum contribution limitations of the Money Purchase Retirement Plan.

DIRECTOR COMPENSATION AND DIRECTOR STOCK OPTION PLANS

     Cash Compensation. Outside directors of the Company receive a retainer fee for their Board work in the amount of $24,000 per year. Outside directors receive an additional $1,000 payment for each in-person meeting attended of any Committee on which they serve (except for the Chairman of the Committee, who receives $1,500 for each Committee in-person meeting attended). Outside directors receive an additional $500 payment for their participation in each telephonic meeting of the Board or a Committee.

     Stock Option Plans for Nonemployee Directors. Outside directors who were directors of the Company on the date the 1990 Plan was approved by the Company's shareholders received an option to purchase 20,000 shares of Common Stock pursuant to the 1990 Plan. Furthermore, pursuant to either the 1990 Plan or the Company's Nonqualified Stock Option Plan for Nonemployee Directors (the "Directors Option Plan"), which was approved by the shareholders of the Company on May 11, 1994, an option for 20,000 shares of Common Stock will be granted to a new nonemployee director upon his election to the Board, and an option for 10,000 shares of Common Stock will be granted to each incumbent nonemployee director on each January 31 during the period such person continues to serve as a nonemployee director.

     The exercise price of the options granted under the 1990 Plan must not be less than the fair market value of the Common Stock on the date of grant. The exercise price of the options granted under the Directors Option Plan is equal to the average of the closing price of the Common Stock on the NYSE for the five trading days commencing on February 15 (or the first trading day thereafter if such date is not a trading day) of the year in which the grant is made. The maximum term of each option granted under the 1990 Plan and the Directors Option Plan may not be longer than 10 years.

     Under the terms of the Directors Option Plan, a nonemployee director may elect to have his or her director's fees credited to an account in Units (an accounting unit equal in value to one share of Common Stock). Deferred fees payable in Units will be credited to a nonemployee director's account at the end of each fiscal quarter on the basis of the average of the closing prices of the Common Stock on the NYSE on the last trading day of each calendar month during the quarter. After the end of the third fiscal year after each fiscal year in which any deferred fees have been credited to a nonemployee director's account, unless such nonemployee director shall have elected to have his or her entire deferred amount distributed upon termination of services as a director, the Company shall deliver to such nonemployee director that number of full shares of Common Stock that is equal to the number of Units credited to such nonemployee director's account with respect to such fiscal year, including the dividend equivalents allocable to such Units. Upon the termination of service of the nonemployee director as a director of the Company for any reason, the Company shall pay the nonemployee director or his or her beneficiary, as the case may be, the balance of his or her account in full shares of Common Stock in one lump sum. Two nonemployee directors elected to have all or a portion of their director's fees credited to their accounts pursuant to the Directors Option Plan in 1998 and one nonemployee director made such an election for 1999.

     Directors Retirement Plan. The Retirement Plan for Outside Directors (the "Director Retirement Plan") provides that nonemployee directors elected to the Board prior to January 1997 are eligible for a retirement benefit if they retire from the Board with at least five years of service. Only three of the Company's current nonemployee directors are eligible for the Director Retirement Plan. An eligible retiring director will receive an annual benefit for a number of years equal to his years of service on the Board up to a maximum of 10 years. The annual benefit is equal to the annual base director fee in effect as of the date of a director's retirement. All benefit payments terminate upon the death of a director. The Director Retirement Plan is unfunded.

     Directors Deferred Compensation Plan. The Company has a Directors Deferred Compensation Plan that allows a member of the Board of Directors to defer the payment of compensation payable by reason of that person's capacity as a director. Pursuant to the Plan a director may elect to defer payment of between 50% to 100% of such compensation in any calendar year. Any compensation that is deferred shall be paid in accordance with the election by the director, together with accrued interest at a rate equal to the prime rate used by Wells Fargo Bank, N.A. No director deferred any compensation pursuant to this plan in 1998.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                        SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth, as of April 15, 1999, the shares of Common Stock and Depositary Shares beneficially owned (including shares subject to options exercisable within 60 days of such date) by each Director and Named Executive Officer, and all such persons as a group. Except as otherwise indicated, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock and Depositary Shares. Except as noted, the beneficial holdings of each person listed below represent less than 1% of the outstanding shares of Common Stock and Depositary Shares.

                                                  COMMON STOCK                          DEPOSITARY SHARES
                                     --------------------------------------   --------------------------------------
                                                   OPTIONS        TOTAL                     OPTIONS        TOTAL
                                      SHARES     EXERCISABLE      SHARES       SHARES     EXERCISABLE      SHARES
              NAME OF                  HELD       WITHIN 60    BENEFICIALLY     HELD       WITHIN 60    BENEFICIALLY
         BENEFICIAL OWNER            OF RECORD     DAYS(1)        OWNED       OF RECORD     DAYS(1)        OWNED
         ----------------            ---------   -----------   ------------   ---------   -----------   ------------
James L. Fishel....................      500        55,000        55,500            0        3,000          3,000
James D. Harper, Jr. ..............      500        25,000        25,500            0            0              0
Sheldon S. King(2).................    3,358        95,000        98,358          100        7,000          7,100
Peter K. Kompaniez(2)..............    1,941        10,000        11,941            0            0              0
Michael J. McGee...................   18,000        72,336        90,336        1,271        4,553          5,824
John P. Mamana, M.D. ..............    2,000        25,000        27,000            0            0              0
Steven A. Roseman..................    1,000        15,481        16,481            0            0              0
Louis T. Rosso.....................    1,000        55,000        56,000            0        3,000          3,000
Thomas T. Schleck(3)...............   19,000             0        19,000            0            0              0
C. Gregory Schonert................   12,784        84,292        97,076        1,228        6,681          7,909
Joseph P. Sullivan.................   34,000       274,887       308,887(4)     2,909       17,210         20,119
All Directors and Executive
  Officers as a Group (11
  persons)(5)......................   94,083       711,996       806,079        5,508       41,444         46,952

---------------

(1) Excludes shares issuable upon exercise of related dividend equivalent rights.

(2) Beneficial ownership includes shares issuable to Messrs. King and Kompaniez in lieu of director fees.

(3) Mr. Schleck resigned from the Company in July 1998.

(4) Represents 1.2% of the outstanding shares of Common Stock on April 15, 1999.

(5) Total beneficially owned represents approximately 3.1% of the outstanding shares of Common Stock and approximately 2.2% of the outstanding Depositary Shares.


                     PRINCIPAL SHAREHOLDERS OF THE COMPANY

     The following table sets forth, as of February 16, 1999, information with respect to persons known by the Company to be beneficial owners of more than five percent of the shares of Common Stock. The Company is not aware of any person who is a beneficial owner of more than five percent of the Depositary Shares.

                                                                  SHARES OF
                          NAME OF                                COMMON STOCK
                      BENEFICIAL OWNER                        BENEFICIALLY OWNED
                      ----------------                        ------------------
Franklin Resources, Inc.(1).................................      2,357,991
777 Mariners Island Blvd.
San Mateo, California 94404

---------------

(1) Represents 9.4% of the outstanding Common Stock on April 15, 1999. Includes beneficial ownership of (i) 2,060,300 shares of Common Stock owned directly by Templeton Global Advisors Limited, (ii) 235,682 shares of Common Stock owned directly by Templeton/Franklin Investment Services, Inc., (iii) 59,000 shares of Common Stock owned directly by Templeton Investment Management Limited and (iv) 3,009 shares of Common Stock owned directly by Franklin Management, Inc. Franklin Resources, Inc. ("FRI") is the parent holding company of Templeton Global Advisors Limited, Templeton/Franklin Investment Services, Inc., Templeton Investment Management Limited, and Franklin Management, Inc. Charles B. Johnson and Rupert H. Johnson, Jr. (the "Principal Shareholders") each own in excess of 10% of the outstanding common stock of FRI and are the principal shareholders of FRI. FRI and the Principal Shareholders may be deemed to be beneficial owners of such shares; however, FRI and the Principal Shareholders disclaim beneficial ownership of these shares. This information is based solely on information contained in a Form 13-G filed by Franklin Resources, Inc. with the Securities and Exchange Commission on January 26, 1999 and delivered to the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     AMERICAN HEALTH PROPERTIES, INC.


                                     By: /s/ MICHAEL J. McGEE
                                        ----------------------------
Date: May 19, 1999                      Michael J. McGee
                                        Senior Vice President &
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)