Form 10-Q
period 1999-06-30
AMERICAN HEALTH PROPERTIES INC
filed 1999-08-13
CIK 808240

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

                  For the quarterly period ended June 30, 1999

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

         SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE,
                  OUTSTANDING AT AUGUST 6, 1999 -- 24,984,422

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AMERICAN HEALTH PROPERTIES, INC.

                                  JUNE 30, 1999

                                TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                                                                                 PAGE

Item 1.    Consolidated Condensed Financial Statements:
           Balance sheets as of June 30, 1999 and December 31, 1998.........................................       2
           Statements of operations for the three and six months ended June 30, 1999 and 1998...............       3
           Statements of cash flows for the six months ended June 30, 1999 and 1998.........................       4
           Notes to financial statements....................................................................       5

Item 2.    Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations....................................................       8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ......................................      13

PART II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders..............................................      16

Item 5.    Other Information................................................................................      16

Item 6.    Exhibits and Reports on Form 8-K.................................................................      16

                        AMERICAN HEALTH PROPERTIES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                  June 30,      December 31,
                                                                    1999            1998
                                                                 ----------     ------------
ASSETS                                                           (Unaudited)
Real estate investments
    Real property and mortgage note                              $  784,245      $  841,618
    Construction in progress                                         21,656          14,247
    Accumulated depreciation                                       (113,044)       (121,726)
                                                                 ----------      ----------
                                                                    692,857         734,139
Other notes receivable and direct financing leases                    3,940           3,638
Other assets                                                         12,950          12,248
Cash and short-term investments                                       3,509           3,817
Funds held by intermediary for 1031 exchange                         70,576            --
                                                                 ----------      ----------

                                                                 $  783,832      $  753,842
                                                                 ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Bank loans payable                                               $   51,000      $   69,000
Mortgage notes payable                                               24,484          20,772
Notes and bonds payable                                             219,219         219,164
Accounts payable and accrued liabilities                             15,163          15,278
Dividends payable                                                    14,833          15,031
Deferred income                                                       3,330           3,732
                                                                 ----------      ----------
                                                                    328,029         342,977
                                                                 ----------      ----------

Commitments and contingencies

Stockholders' equity
    Preferred stock $.01 par value; 1,000 shares authorized;
       8.60% Cumulative Redeemable Preferred Stock,
           Series B; $2,500 liquidation value;
           40 shares issued and outstanding                         100,000         100,000
       Psychiatric Group Preferred Stock;
          0 and 208 shares issued and outstanding                      --                 2
    Common stock $.01 par value; 100,000 shares authorized;
       24,984 shares issued and outstanding                             250             250
    Additional paid-in capital                                      515,952         519,738
    Cumulative net income                                           411,374         329,918
    Cumulative dividends                                           (571,773)       (539,043)
                                                                 ----------      ----------
                                                                    455,803         410,865
                                                                 ----------      ----------

                                                                 $  783,832      $  753,842
                                                                 ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                   ---------------------------     --------------------------
                                                      1999            1998            1999            1998
                                                   ----------      ----------      ----------      ----------
REVENUES
Rental income                                      $   22,397      $   22,484      $   46,585      $   43,842
Mortgage interest income                                  116           1,655             233           3,308
Additional rental and interest income                   3,028           3,400           6,367           6,820
Other property income                                     735             384           1,435             719
Other interest income                                     824             220             971             461
                                                   ----------      ----------      ----------      ----------
                                                       27,100          28,143          55,591          55,150
                                                   ----------      ----------      ----------      ----------
EXPENSES
Depreciation and amortization                           5,301           5,159          10,918          10,033
Property operating                                      1,634           1,352           3,244           2,567
Interest expense                                        5,155           5,308          10,675          10,250
General and administrative                              2,113           2,322           4,337           4,428
Impairment loss on notes receivable                      --             2,730            --             2,730
                                                   ----------      ----------      ----------      ----------
                                                       14,203          16,871          29,174          30,008
                                                   ----------      ----------      ----------      ----------
Minority interest                                          46              47              94              94
                                                   ----------      ----------      ----------      ----------
INCOME BEFORE GAIN ON SALE OF PROPERTIES               12,851          11,225          26,323          25,048
GAIN ON SALE OF PROPERTIES                             53,850            --            55,133            --
                                                   ----------      ----------      ----------      ----------
NET INCOME                                         $   66,701      $   11,225      $   81,456      $   25,048
                                                   ----------      ----------      ----------      ----------
SERIES B PREFERRED DIVIDEND REQUIREMENT            $   (2,150)     $   (2,150)     $   (4,300)     $   (4,300)
                                                   ----------      ----------      ----------      ----------

ATTRIBUTABLE TO COMMON STOCK (NOTE 5) -
      Income before gain on sale of property       $   10,716      $   10,559      $   21,928      $   20,993
      Gain on sale of property                     $   53,850      $     --        $   53,850      $     --
      Net income                                   $   64,566      $   10,559      $   75,778      $   20,993

      Basic per share amounts -
        Income before gain on sale of property     $     0.43      $     0.44      $     0.88      $     0.88
        Gain on sale of property                   $     2.15      $     --        $     2.15      $     --
        Net income                                 $     2.58      $     0.44      $     3.03      $     0.88

        Weighted average common shares                 24,988          24,055          24,988          23,887

      Diluted per share amounts -
        Income before gain on sale of property     $     0.43      $     0.43      $     0.87      $     0.87
        Gain on sale of property                   $     2.13      $     --        $     2.14      $     --
        Net income                                 $     2.56      $     0.43      $     3.01      $     0.87

        Weighted average common shares and
          dilutive potential common shares             25,193          24,314          25,180          24,154

      Dividends declared per common share          $    0.565      $    0.545      $    1.130      $    1.090


The accompanying notes are an integral part of these financial statements.

                        AMERICAN HEALTH PROPERTIES, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                  Six Months Ended June 30,
                                                                 --------------------------
                                                                    1999            1998
                                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $   81,456      $   25,048
Depreciation, amortization and other non-cash items                  12,178          11,319
Deferred income                                                        (296)            481
Gain on sale of properties                                          (55,133)           --
Impairment loss on notes receivable                                    --             2,730
Change in other assets                                               (1,136)           (388)
Change in accounts payable and accrued liabilities                     (221)            616
                                                                 ----------      ----------
                                                                     36,848          39,806
                                                                 ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and construction of real estate properties              (16,227)       (114,105)
Net proceeds from sale of properties                                 75,825            --
Net increase in funds held by intermediary for 1031 exchange        (70,576)           --
Mortgage note receivable fundings                                      --              (179)
Principal payments on mortgage notes receivable                        --                39
Other notes receivable                                                 (885)         (1,236)
Direct financing leases                                                 583             525
Administrative capital expenditures                                     (20)            (61)
                                                                 ----------      ----------
                                                                    (11,300)       (115,017)
                                                                 ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on bank loans payable                                     12,000          75,000
Principal payments on mortgage notes payable                           (309)           (229)
Financing costs paid                                                    (53)             (7)
Redemption of Psychiatric Group Stock                                (4,566)           --
Proceeds from sale of common stock                                     --             9,475
Proceeds from exercise of stock options                                --             2,653
Cash dividends paid                                                 (32,928)        (32,880)
                                                                 ----------      ----------
                                                                    (25,856)         54,012
                                                                 ----------      ----------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                 (308)        (21,199)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                  3,817          23,053
                                                                 ----------      ----------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                   $    3,509      $    1,854
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

         New Accounting Standards Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 - an Amendment of SFAS No. 133", defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The required adoption of this statement is not expected to have a material impact on the Company's financial statements.

         Interest Paid Interest paid by the Company, net of interest capitalized, was $10,157,000 and $9,311,000 for the six months ended June 30, 1999 and 1998, respectively. The Company had $761,000 and $294,000 of capitalized interest for the six months ended June 30, 1999 and 1998, respectively.

2.   KENDALL DISPOSITION

         On April 16, 1999, the Company completed the sale of Kendall Regional Medical Center (Kendall) to an affiliate of Columbia/HCA Healthcare Corporation (Columbia) for a gross purchase price of $105 million. As a result of the Kendall sale, the Company recognized a gain for book purposes of $53,850,000 in the second quarter of 1999. Kendall had been leased to a subsidiary of Columbia and generated aggregate revenues of approximately $10.3 million in 1998, or 9% of the Company's total revenues. The Kendall sale resulted from Columbia's exercise of its option to purchase Kendall at fair market value pursuant to the terms of the lease. To complete the Kendall sale, the purchaser paid $75 million in cash, and assumed and paid $30 million of borrowings outstanding under the Company's bank credit facility. Since the Company currently intends to effect a "deferred like-kind" 1031 exchange for tax purposes, the net cash proceeds of $73.65 million were delivered to a third-party intermediary, which is using such proceeds to purchase and convey to the Company like-kind replacement property selected by the Company. Pursuant to the requirements of

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Section 1031 of the Internal Revenue Code, the Company identified approximately $200 million of potential exchange properties prior to the close of business on May 28, 1999. The Company must acquire all identified replacement properties it will acquire as part of the 1031 exchange by October 13, 1999. As of August 6, 1999, approximately $48 million of like-kind replacement properties have been acquired as part of the 1031 exchange. The Company also has approximately $35 million of additional properties under contract as of August 6, 1999 that will likely be acquired as part of the 1031 exchange. If the Company is successful in acquiring a sufficient amount of like-kind replacement properties within the required time limits, the Company should not recognize current taxable gain and, accordingly, should incur no tax liability as a result of the transaction. Furthermore, in that event, there should be no impact on the Company's REIT distribution requirements. If the Company does not complete the transaction as a 1031 exchange, the tax liability incurred and recognized by the Company for book purposes, as well as the impact on the Company's REIT distribution requirements, will depend on the tax position of the Company as a whole. Although the Company believes that it has developed a sufficiently large pool of replacement properties to allow the Company to complete the 1031 exchange, the Company cannot be assured that total revenues generated by replacement properties acquired to effect the 1031 exchange will equal annual revenues previously generated by the Kendall investment, nor can the Company be certain that the 1031 exchange will be completed.

3.   OTHER COMMITMENTS

         As of June 30, 1999, the Company had funded $8,559,000 of a $9.5 million commitment to develop a skilled nursing facility in Las Vegas, Nevada to be operated by an experienced operator of skilled nursing facilities. The Company acquired the completed facility in July 1999, whereupon the lease commenced. As of June 30, 1999, the Company had funded $8,500,000 of a $13.8 million commitment to develop two assisted living facilities to be managed by an experienced operator of assisted living facilities. The Company has a $22.5 million forward funding commitment to develop up to nine Alzheimer's care facilities to be operated by the same operator that currently operates two existing Alzheimer's care facilities owned by the Company. As of June 30, 1999, $2,650,000 was funded under this commitment for the development of two facilities having a total development cost of approximately $5.6 million. The Company has also funded $1,947,000 as of June 30, 1999 toward completion of a $5.7 million medical office/clinic facility under development in Roseburg, Oregon that is master-leased to the operator of the adjacent hospital.

4.   STOCKHOLDERS' EQUITY

         Stock Incentive Plans During the six months ended June 30, 1999, options to purchase 358,000 shares of common stock at a weighted average exercise price of $20.27 per share were issued pursuant to the Company's stock incentive plans. Options to purchase 10,000 shares of common stock at a weighted average exercise price of $23.18 per share and options to purchase 45,444 Psychiatric Group Depositary Shares at a weighted average exercise price of $22.16 per share expired during the six months ended June 30, 1999. During the six months ended June 30, 1999, 63,172 Psychiatric Group Depositary Shares were issued for vested accumulated DERs.

         Redemption of Psychiatric Group Stock On May 21, 1999, the Company redeemed all outstanding Psychiatric Group Depositary Shares and the underlying Psychiatric Group Preferred Stock represented thereby (collectively the "Psychiatric Group Stock") at a redemption price of $2.08 per depositary share. The total cost of redemption was $4,566,000.

                        AMERICAN HEALTH PROPERTIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

5.   INCOME ATTRIBUTABLE TO COMMON STOCK AND EARNINGS PER SHARE

         The following is a reconciliation of the income and share amounts used in the basic and diluted per share computations of income before gain on sale of property attributable to common stock:

                                            Three Months Ended June 30,                         Six Months Ended June 30,
                                  ---------------------------------------------     ----------------------------------------------
                                           1999                     1998                    1999                      1998
                                  ---------------------    --------------------     ---------------------    ---------------------
(In thousands)                     Income       Shares      Income       Shares      Income       Shares      Income       Shares
                                  --------     --------    --------     --------    --------     --------    --------     --------
Income before gain on sale of
  properties                      $ 12,851         --      $ 11,225         --      $ 26,323         --      $ 25,048         --
Less Series B preferred
  dividend requirement              (2,150)        --        (2,150)        --        (4,300)        --        (4,300)        --
Loss (income) attributed to
   Psychiatric Group Stock              15         --         1,484         --           (95)        --           245         --
Outstanding common shares             --         24,984        --         24,054        --         24,984        --         23,886
Deferred common shares                --              4        --              1        --              4        --              1
                                  --------     --------    --------     --------    --------     --------    --------     --------
Basic EPS components                10,716       24,988      10,559       24,055      21,928       24,988      20,993       23,887

Effect of dilutive potential
  common shares -
    Stock options                     --             10        --            116        --              7        --            130
    DERs                              --            195        --            143        --            185        --            137
    Subordinated convertible
      bonds payable                   --           --          --           --          --           --          --           --
                                  --------     --------    --------     --------    --------     --------    --------     --------
Diluted EPS components            $ 10,716       25,193    $ 10,559       24,314    $ 21,928       25,180    $ 20,993       24,154
                                  ========     ========    ========     ========    ========     ========    ========     ========

         Prior to redemption of the Psychiatric Group Stock on May 21, 1999, a portion of the Company's income (loss) was attributable to the Psychiatric Group Stock. The income (loss) before gain on sale of properties attributable to the Psychiatric Group Stock is shown in the table above. The gain on sale of properties attributable to the Psychiatric Group Stock for the six months ended June 30, 1999 was $1,283,000. There was no such gain on sale of properties attributable to the Psychiatric Group Stock for the three months ended June 30, 1999 and 1998 or the six months ended June 30, 1998.

6.   SUBSEQUENT EVENT - MERGER AGREEMENT

         On August 4, 1999, the Company entered into a definitive agreement and plan of merger with Health Care Property Investors, Inc. (HCPI) in which the Company will merge with and into HCPI in a stock-for-stock transaction, with HCPI being the surviving corporation. The common shareholders of the Company will receive a fixed exchange ratio of 0.78 of a share of HCPI common stock for each share of the Company's common stock. In addition, holders of the Company's preferred stock will receive one share of substantially similar HCPI preferred stock in exchange for each share of the Company's preferred stock. The transaction is subject to, among other things, the approval of the shareholders of both companies and the registration of the shares to be issued in connection with the transaction. The transaction will be treated as a purchase for financial accounting purposes, will be tax-free to the Company's shareholders and is expected to close by the end of 1999.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Following is a discussion of the consolidated financial condition and results of operations of the Company, which should be read in conjunction with the consolidated financial statements and accompanying notes of the Company.

         Factors Regarding Future Results and Forward-Looking Statements This report includes and incorporates by reference statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this report, including without limitation statements regarding rent or interest to be received from the Company's operators and tenants, plans with respect to individual facilities, expectations with respect to the specific terms of leases or sales of the Company's facilities, the Company's anticipated dividends, the Company's liquidity position, projected expenses associated with operating or maintaining individual properties, the Company's ability to realize the recorded amounts of its investments, the Company's ability to close on future investments, the impact of market risk on the Company's financial instruments and financing strategy, the potential effect of new or existing regulations on the operations conducted at the Company's facilities and the completion of a merger with Health Care Property Investors, Inc., are forward-looking statements. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

         Certain factors that could cause actual results to differ materially from those expected include, among others: the financial success of the operations conducted at the Company's facilities and the financial strength of the operators and tenants of such facilities, the continuing ability of operators and tenants to meet their obligations to the Company, changes in operators or ownership of operators, the ability of operators and tenants to access short and long-term capital at acceptable rates, the viability of alternative uses for the Company's properties when necessary, changes in federal and state government policies relating to the health care industry including reductions in reimbursement levels under the Medicare and Medicaid programs, operators' and tenants' continued eligibility to participate in the Medicare or Medicaid programs, reductions in reimbursement by other third-party payors, the impact of managed care pricing pressures, the requirement to provide care on a fixed-price basis, lower occupancy levels at the Company's facilities, the Company's ability to complete a successful 1031 exchange in connection with the sale of Kendall Regional Medical Center (Kendall) in which the Company acquires replacement properties providing a comparable rate of return, a downturn in market lease rates for medical office space, disruptions caused by the failure of the Company or its vendors, operators, lessees or borrowers, or the payors or other third parties upon which they are dependent, to resolve any Year 2000 Issues affecting their respective operations, higher than expected costs associated with the maintenance and operation of the Company's medical office/clinic facilities, higher than expected turnover at the Company's medical office/clinic facilities, a reduction in demand for the services provided at the Company's facilities, the strength and financial resources of the Company's competitors, the availability and cost of capital to the Company, the Company's ability to make additional real estate investments at attractive yields, the adoption of new accounting standards, changes in tax laws and regulations affecting real estate investment trusts and the failure to complete a merger with Health Care Property Investors, Inc. For a further discussion of such factors, see "- Future Operating Results" herein.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Second Quarter and Year to Date 1999 Compared With 1998

         For the second quarter of 1999, the Company reported income before gain on sale of property attributable to common stock of $10,716,000, or $.43 per share on a diluted basis, compared with $10,559,000, or $.43 per share on a diluted basis, for the second quarter of 1998. For the second quarter of 1999, the Company reported net income attributable to common stock of $64,566,000, or $2.56 per share on a diluted basis, which included a gain on sale of property of $53,850,000, or $2.13 per share on a diluted basis, compared with $10,559,000 for the second quarter of 1998, or $.43 per share on a diluted basis. For the six months ended June 30, 1999, the Company reported income before gain on sale of property attributable to common stock of $21,928,000, or $.87 per share on a diluted basis, compared with $20,993,000, or $.87 per share on a diluted basis, for the six months ended June 30, 1998. For the six months ended June 30, 1999, the Company reported net income attributable to common stock of $75,778,000, or $3.01 per share on a diluted basis, which included a gain on sale of property of $53,850,000, or $2.13 per share on a diluted basis, compared with $20,993,000, or $.87 per share on a diluted basis, for the six months ended June 30, 1998.

         Rental income was $22,397,000 for the second quarter of 1999, a decrease of $87,000 from $22,484,000 for the second quarter of 1998. This decrease was primarily attributable to the sale of Kendall during the second quarter of 1999. This decrease was partially offset by an increase in rental income from new properties acquired subsequent to the first quarter of 1998. Rental income was $46,585,000 for the six months ended June 30, 1999, an increase of $2,743,000 or 6% from $43,842,000 for the six months ended June 30, 1998. This increase was primarily attributable to an increase in rental income from new properties acquired subsequent to the first quarter of 1998, partially offset by the sale of the Kendall facility during the second quarter of 1999. The property additions subsequent to the first quarter of 1998, partially offset by the sale of Kendall, also resulted in a net increase in depreciation and amortization of $142,000 or 3% to $5,301,000 for the second quarter of 1999 compared with $5,159,000 for the second quarter of 1998 and a net increase of $885,000 or 9% to $10,918,000 for the six months ended June 30, 1999 compared to $10,033,000 for the six months ended June 30, 1998.

         Mortgage interest income was $116,000 for the second quarter of 1999, a decrease of $1,539,000 or 93% from $1,655,000 for the second quarter of 1998. Mortgage interest income was $233,000 for the six months ended June 30, 1999, a decrease of $3,075,000 or 93% from $3,308,000 for the six months ended June 30, 1998. On July 1, 1998, the Company received $35 million as payment in full of two psychiatric mortgage loans resulting in a decrease in mortgage interest income during the second quarter and first six months of 1999.

         Additional rental and interest income was $3,028,000 for the second quarter of 1999, a decrease of $372,000 or 11% from $3,400,000 for the second quarter of 1998. Additional rental and interest income was $6,367,000 for the six months ended June 30, 1999, a decrease of $453,000 or 7% from $6,820,000 for the six months ended June 30, 1998. The decrease in additional rental and interest income for the second quarter of 1999 was attributable to decreases in additional rent/interest of $269,000 from psychiatric investments, $32,000 from rehabilitation properties and $161,000 from acute care properties, partially offset by an increase in additional rent of $90,000 from long-term care properties. The decrease in additional rental and interest income for the six months ended June 30, 1999 was attributable to decreases in additional rent/interest of $534,000 from psychiatric properties and $108,000 from rehabilitation properties, partially offset by increases in additional rent/interest of $118,000 from long-term care properties and $71,000 from acute care properties. The decrease in additional rent/interest from psychiatric investments for the second quarter and first half of 1999 is due to the disposition of three psychiatric investments since June 1998. The sale of the Kendall

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

facility in April 1999 had a negative impact on the amount of additional rent from acute care properties during the second quarter and first half of 1999.

         Other property income was $735,000 for the second quarter of 1999, an increase of $351,000 or 91% from $384,000 for the second quarter of 1998. Other property income was $1,435,000 for the six months ended June 30, 1999, an increase of $716,000 or 100% from $719,000 for the six months ended June 30, 1998. The second quarter and first six months of 1999 included other property income for nine multi-tenant facilities, one of which was acquired during the second quarter, compared to the second quarter and first six months of 1998 which included other property income for six multi-tenant facilities, three of which were acquired during the first quarter of 1998.

         Other interest income increased $604,000 to $824,000 for the second quarter of 1999 from $220,000 for the second quarter of 1998. Other interest income increased $510,000 to $971,000 for the six months ended June 30, 1999 from $461,000 for the six months ended June 30, 1998. This increase was due to additional investable cash balances as a result of proceeds received from the sale of the Kendall facility during the second quarter of 1999 and interest income from a subordinated note receivable from the operator of the Company's Alzheimer's care facilities, which was funded subsequent to the first quarter of 1998. This increase is partially offset by a lower average balance of direct financing leases during 1999 compared to 1998. In addition, interest income decreased as a result of the write-off, at the end of 1998, of the outstanding borrowings under a revolving credit agreement provided to a psychiatric hospital operator.

         Property operating expense was $1,634,000 for the second quarter of 1999, an increase of $282,000 or 21% from $1,352,000 for the second quarter of 1998. Property operating expense was $3,244,000 for the six months ended June 30, 1999, an increase of $677,000 or 26% from $2,567,000 for the six months ended June 30, 1998. The second quarter and first six months of 1999 included other property operating expense for nine multi-tenant facilities, one of which was acquired during the second quarter, compared to the second quarter and first six months of 1998 which included property operating expense for six multi-tenant facilities, three of which were acquired during the first quarter of 1998. The increase in multi-tenant property operating expense for the second quarter and first half of 1999 is partially offset by a reduction in psychiatric property operating expenses during the same periods.

         Interest expense was $5,155,000 for the second quarter of 1999, a decrease of $153,000 or 3% from $5,308,000 for the second quarter of 1998. This decrease is primarily attributable to a higher level of capitalized interest in 1999 compared to 1998 and a reduction in interest expense as a result of the redemption of the Company's Convertible Dual Currency Subordinated Bonds on December 30, 1998. This decrease was partially offset by a higher average balance of bank credit facility borrowings and the assumption of a mortgage loan in connection with the acquisition of a medical office/clinic facility subsequent to the first quarter of 1998. Interest expense was $10,675,000 for the six months ended June 30, 1999, an increase of $425,000 or 4% from $10,250,000 for the six months ended June 30, 1998. This increase was primarily attributable to a higher average balance of bank credit facility borrowings and the assumption of a mortgage loan in connection with the acquisition of a medical office/clinic facility subsequent to the first quarter of 1998. This increase is partially offset by a higher level of capitalized interest in 1999 compared to 1998 and a reduction in interest expense as a result of the redemption of the Company's Convertible Dual Currency Subordinated Bonds on December 30, 1998.

         General and administrative expenses were $2,113,000 for the second quarter of 1999, a decrease of $209,000 or 9% from $2,322,000 for the second quarter of 1998. General and administrative expenses were $4,337,000 for the six months ended June 30, 1999, a decrease of $91,000 or 2% from $4,428,000 for the six

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

months ended June 30, 1998. This variation was primarily attributable to reductions in consulting and travel expenses, partially offset by increases in compensation and benefits expense and other fees and license costs.

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

         The nature of health care delivery in the United States continues to undergo change and further review at both the national and state levels. Generally accepted goals of reform continue to include controlling costs and improving access to medical care. Various plans to decrease the growth in Medicare spending have been proposed and passed by both Houses of Congress. These plans generally include revisions to and limits on Medicare and federal programs providing Medicaid reimbursement to state health care programs and have had and potentially would have an adverse impact on the level of funds available in the future to health care facilities. The Balanced Budget Act of 1997 contains extensive changes to the Medicare and Medicaid programs intended to significantly reduce the projected amount of increase in Medicare spending. In addition, the Budget Act repealed certain limits on states' ability to reduce their Medicaid reimbursement levels. The Budget Act has the potential to significantly reduce federal spending on health care services provided at each of the Company's facilities and provided by the physician tenants of the Company's medical office/clinic facilities, and to affect revenues of the Company's operators and tenants adversely. In particular, the Budget Act's limitations on reimbursable costs and reductions in payment incentives and capital related payments, as well as the change toward a prospective payment system, may have a material adverse effect on operator revenues at the Company's rehabilitation, long-term acute care, and psychiatric hospitals. The Budget Act's freeze on acute care hospital reimbursement rates may also have an adverse effect on the operator revenues at the Company's acute care hospitals. In addition, the prospective payment system imposed by the Budget Act is having a material adverse effect on some operators in the skilled nursing industry and may have a material adverse effect on the operators of the Company's skilled nursing facilities if the operators are unable to effectively respond to the financial incentives provided by the prospective payment system. The Company cannot be assured that the changes effected by the Budget Act will not have a material adverse effect on the Company's financial condition or results of operation.

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

         The Company's future operating results could be affected by the operating performance of the Company's lessees and borrowers. In addition, new Alzheimer's care and assisted living facilities are subject to, among other things, fill-up and working capital risks. The rental and interest obligations of the Company's facility operators are primarily supported by the facility-specific operating cash flow. Real estate investments in the Company's portfolio are generally further supported by one or more credit enhancements that take the form of cross-default provisions, letters of credit, corporate and personal guarantees, security interests in cash reserve funds, accounts receivable or other personal property and requirements to maintain specified financial ratios.

         On April 16, 1999, the Company completed the sale of Kendall Regional Medical Center to an affiliate of Columbia/HCA Healthcare Corporation (Columbia) for a gross purchase price of $105 million. As a result of the Kendall sale, the Company recognized a gain for book purposes of $53,850,000 in the second quarter of 1999. Kendall had been leased to a subsidiary of Columbia and generated aggregate revenues of approximately $10.3 million in 1998, or 9% of the Company's total revenues. The Kendall sale resulted from Columbia's exercise of its option to purchase Kendall at fair market value pursuant to the terms of the lease. To complete the Kendall sale, the purchaser paid $75 million in cash, and assumed and paid $30 million of borrowings outstanding under the Company's bank credit facility. Since the Company currently intends to effect a "deferred like-kind" 1031 exchange for tax purposes, the net cash proceeds of $73.65 million were delivered to a third-party intermediary, which is using such proceeds to purchase and convey to the Company like-kind replacement property selected by the Company. Pursuant to the requirements of Section 1031 of the Internal Revenue Code, the Company identified approximately $200 million of potential exchange properties prior to the close of business on May 28, 1999. The Company must acquire all identified replacement properties it will acquire as part of the 1031 exchange by October 13, 1999. As of August 6, 1999, approximately $48 million of like-kind replacement properties have been acquired as part of the 1031 exchange. The Company also has approximately $35 million of additional properties under contract as of

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

August 6, 1999 that will likely be acquired as part of the 1031 exchange. If the Company is successful in acquiring a sufficient amount of like-kind replacement properties within the required time limits, the Company should not recognize current taxable gain and, accordingly, should incur no tax liability as a result of the transaction. Furthermore, in that event, there should be no impact on the Company's REIT distribution requirements. If the Company does not complete the transaction as a 1031 exchange, the tax liability incurred and recognized by the Company for book purposes, as well as the impact on the Company's REIT distribution requirements, will depend on the tax position of the Company as a whole. Although the Company believes that it has developed a sufficiently large pool of replacement properties to allow the Company to complete the 1031 exchange, the Company cannot be assured that total revenues generated by replacement properties acquired to effect the 1031 exchange will equal annual revenues previously generated by the Kendall investment, nor can the Company be certain that the 1031 exchange will be completed.

         Quantitative and Qualitative Disclosures About Market Risk The future operating results of the Company will be affected by additional factors including the amount, timing and yield of additional real estate investments and the competition for such investments. Operating results also will be affected by the availability and terms of the Company's future equity and debt financing. The Company's financing strategy to facilitate future growth includes initiatives intended to reduce its cost of capital over time and enhance its liquidity and financial flexibility. The Company's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company manages its market risk by matching projected cash inflows from operating properties, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. Although in the past the Company has occasionally utilized derivative financial instruments for hedging purposes, and may do so in the future in certain circumstances, generally the Company does not utilize derivative financial instruments for hedging purposes and does not use such instruments for trading purposes. The Company utilizes debt and equity financing primarily for the purpose of making additional investments in health care facilities. Historically, the Company has used short-term variable rate borrowings under its unsecured revolving credit agreement to initially fund its acquisitions until market conditions were appropriate, based on management's judgement, to issue equity or fixed rate debt to provide long-term financing. Changes in interest rates on fixed rate debt generally affect fair market value, but not earnings or cash flows. The Company's ability to prepay fixed rate debt prior to maturity is generally limited, therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the maturity of such debt. The Company's earnings and cash flows are affected by changes in interest rates affecting its variable rate borrowings under its bank credit facility. At June 30, 1999, the Company had $51 million of such variable rate borrowings outstanding at a weighted average interest rate of 5.6%. Assuming this balance were to remain constant, each one percentage point increase or decrease in the weighted average interest rate on such variable rate borrowings would result in a corresponding increase or decrease in annual interest expense of approximately $510,000.

         The following table provides information about the Company's material financial instruments that are sensitive to changes in interest rates. The table presents the principal cash flows and related weighted average interest rates for such financial instruments by expected maturity date. The duration of borrowings under the Company's unsecured revolving credit agreement is generally less than 90 days at variable pricing indicative of current short-term borrowing rates. Accordingly, the carrying amount of Company's bank loans payable is a reasonable estimate of fair value. The fair value of the Company's senior notes payable is based on the quoted market price of the notes as traded over-the-counter. The carrying amount of the mortgage notes payable is a reasonable estimate of fair value, as the pricing and terms of the notes are indicative of current rates and credit terms.

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                                Maturity
                                       ----------------------------------------------------------------------------------------
 (dollars in thousands)                  1999      2000       2001       2002       2003     Thereafter    Total     Fair Value
                                       --------  --------   --------   --------   --------   ----------   --------   ----------
 Variable rate debt:
     Bank loans payable                $  --     $51,000    $ --       $   --     $  --       $   --      $ 51,000    $ 51,000
       Weighted average interest rate               5.60%                                                     5.60%

 Fixed rate debt:
     Senior notes payable              $  --     $  --      $ --       $100,000   $  --       $120,000    $220,000    $203,000
       Weighted average interest rate                                      7.34%                  7.74%       7.56%

     Mortgage notes payable            $ 3,488   $   606    $  656     $    712   $   773     $ 18,249    $ 24,484    $ 24,500
       Weighted average interest rate     7.10%     8.18%     8.18%        8.18%     8.18%        8.17%       8.02%

         Year 2000 Readiness Disclosure. Many existing information systems currently record years in a two-digit format and will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions (the Year 2000 Issue). The Company has a four-phase program to assess the impact upon the Company of the Year 2000 Issue and to remediate those Year 2000 Issues that may be discovered. The Company monitors its progress in achieving the target completion dates established for each phase of the program. The first phase, a comprehensive inventory of the Company's internal information systems, office equipment and the embedded building control systems in the Company's multi-tenant properties, has been completed. The second phase, assessing the impact of the Year 2000 Issue with respect to the Company's internal information systems, office equipment and the embedded building control systems in the Company's multi-tenant properties, is essentially complete. The third phase, remediation of Year 2000 Issues identified, is expected to be completed during the third quarter of 1999. The fourth and final phase, development of contingency plans to address Year 2000 Issues that cannot be remediated, will be accomplished in the fourth quarter of 1999 if such a plan is deemed necessary. The Company does not expect the costs to remediate its internal Year 2000 Issues to be material and does not expect the Company's internal Year 2000 Issues to have a material impact on the Company's future operations or financial results.

         Vendors that provide payroll, banking, communications and property management services to the Company and the Company's operators, lessees and borrowers will also likely be affected by the Year 2000 Issue. The future operations of the Company could be disrupted and/or its financial results could be negatively impacted by the Year 2000 Issue if the Company's vendors or its operators, lessees or borrowers do not adequately address their Year 2000 Issues. As health care providers, the Company's operators, lessees and borrowers generally rely extensively on information systems, including systems for capturing patient and cost information and for billing and collecting reimbursement for health care services provided. In addition, the delivery of patient care by providers requires utilization of critical clinical systems, medical devices and equipment that could be impacted by the Year 2000 Issue. Furthermore, the Company's operators, lessees and borrowers likewise are dependent on a variety of third parties, including but not limited to, insurance companies, HMO's and other private payors, governmental agencies, fiscal intermediaries that process claims and make payments for the Medicare and Medicaid programs, utilities that provide electricity, water, natural gas and communications services and vendors of medical supplies, pharmaceuticals, clinical systems, medical devices and equipment used in patient care, all of whom must also adequately address the Year 2000 Issue. The Company is reviewing publicly filed information of, sending questionnaires to and/or contacting its vendors, operators, lessees and borrowers regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. However, it is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such vendors, operators, lessees and borrowers. Furthermore, it is not possible for the Company to determine or be assured that third parties upon

                        AMERICAN HEALTH PROPERTIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

which the Company's vendors, operators, lessees and borrowers are dependent will accomplish adequate remediation of their Year 2000 Issues. If the Company's operators, lessees and borrowers fail to adequately address their Year 2000 Issues, including Year 2000 Issues relating to third-party payors, they may experience cash flow difficulties that could impact their ability to meet their obligations to the Company.

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

         Merger Agreement On August 4, 1999, the Company entered into a definitive agreement and plan of merger with Health Care Property Investors, Inc. (HCPI) in which the Company will merge with and into HCPI in a stock-for-stock transaction, with HCPI being the surviving corporation. The common shareholders of the Company will receive a fixed exchange ratio of 0.78 of a share of HCPI common stock for each share of the Company's common stock. In addition, holders of the Company's preferred stock will receive one share of substantially similar HCPI preferred stock in exchange for each share of the Company's preferred stock. The transaction is subject, among other things, to the approval of the shareholders of both companies and the registration of the shares to be issued in connection with the transaction. The transaction will be treated as a purchase for financial accounting purposes, will be tax-free to the Company's shareholders and is expected to close by the end of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of August 6, 1999, the Company's remaining commitment to fund the development of two assisted living facilities was approximately $4.3 million. The Company has a $22.5 million forward funding commitment to develop up to nine Alzheimer's care facilities to be operated by the same operator that currently operates two existing Alzheimer's care facilities owned by the Company. As of August 6, 1999, $3.0 million was funded under this commitment for the development of two facilities having total development costs of approximately $5.6 million. The Company's expected future funding to complete development of a medical office/clinic facility was $3.2 million as of August 6, 1999. The Company also has approximately $35 million of properties under contract as of August 6, 1999 that will likely be acquired as part of the 1031 exchange. Acquisition of these properties will include the assumption of approximately $11 million of existing mortgage indebtedness.

         As of August 6, 1999, the Company had $40.5 million of outstanding borrowings under its $250 million bank credit facility and had $50.3 million in cash and short-term investments, including funds held by an intermediary to complete a 1031 exchange. The Company's total indebtedness as of August 6, 1999 was $299.2 million. The Company expects to utilize its bank credit facility to fund future property acquisitions and other commitments. Subject to the terms of the merger agreement, the Company may incur additional indebtedness or refinance existing indebtedness if the Company determines that opportunities to pursue such transactions would be attractive. The Company currently believes it has sufficient capital to meet its commitments and that its cash flow and liquidity will continue to be sufficient to fund current operations and to provide for the payment of dividends to stockholders in compliance with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders of American Health Properties, Inc. was held on June 11, 1999 ("Annual Meeting").

(b)  Not applicable.

(c) (i) At the Annual Meeting, Sheldon S. King, John P. Mamana and Louis T. Rosso were elected as Class III directors to serve for a three-year term until the 2002 Annual Meeting of Shareholders. Voting results for these directors are summarized as follows:

        Sheldon S. King     Votes For--23,229,024; Votes Withheld--204,545
        John P. Mamana      Votes For--23,225,176; Votes Withheld--208,393
        Louis T. Rosso      Votes For--23,243,546; Votes Withheld--190,023

     Class I directors whose term of office continues until the 2000 Annual Meeting of Shareholders include James L. Fishel and James D. Harper, Jr.. Class II directors whose term of office continues until the 2001 Annual Meeting of Shareholders include Peter K. Kompaniez and Joseph P. Sullivan.

     (ii) At the Annual Meeting, shareholders approved the appointment of the accounting firm of Arthur Andersen LLP as the auditors and as independent public accountants for the Company for the fiscal year ending December 31, 1999. Votes For--23,004,208; Votes Against--81,487; Votes
     Abstained--347,874.

     (iii) At the Annual Meeting, shareholders approved the Company's 1999 Equity Incentive Plan. Votes For--6,746,255; Votes Against--4,992,373; Votes Abstained--537,976; Broker Non-Votes--11,156,965.

(d)  Not Applicable.

ITEM 5. OTHER INFORMATION

     On July 16, 1999, the Company entered into amended and restated executive employment agreements with Joseph P. Sullivan, Michael J. McGee, C. Gregory Schonert and Steven A. Roseman. These employment agreements were each amended by the first amendment thereto on August 4, 1999. See Exhibits 10.3, 10.4, 10.5, and 10.6. On July 16, 1999, the Company executed a supplemental executive retirement plan for Joseph P. Sullivan. See Exhibit
     10.10. On June 12, 1999, the Company's 1999 Equity Incentive Plan became effective. See Exhibit 10.11.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.3 Amended and Restated Executive Employment Agreement between American Health Properties, Inc. and Joseph P. Sullivan and First Amendment thereto.

     10.4 Amended and Restated Executive Employment Agreement between American Health Properties, Inc. and Michael J. McGee and First Amendment thereto.

     10.5 Amended and Restated Executive Employment Agreement between American Health Properties, Inc. and C. Gregory Schonert and First Amendment thereto.

     10.6 Amended and Restated Executive Employment Agreement between American Health Properties, Inc. and Steven A. Roseman and First Amendment thereto.

     10.10 Supplemental Executive Retirement Plan for Joseph P. Sullivan.

     10.11 American Health Properties, Inc. 1999 Equity Incentive Plan

     27   Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated August 4, 1999 reporting the signing of a definitive merger agreement between Health Care Property Investors, Inc. and the Company.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Date: August 6, 1999

AMERICAN HEALTH PROPERTIES, INC.


By:  /s/ JOSEPH P. SULLIVAN              By:  /s/ MICHAEL J. MCGEE
     --------------------------------         ----------------------------------
     Joseph P. Sullivan                       Michael J. McGee
     Chairman of the Board, President &       Senior Vice President &
     Chief Executive Officer                  Chief Financial Officer
     (Principal Executive Officer)            (Principal Financial and
                                                Accounting Officer)

       EXHIBIT
         NO.      DESCRIPTION
       -------    -----------

         10.3     Amended and Restated Executive Employment Agreement between
                  American Health Properties, Inc. and Joseph P. Sullivan and
                  First Amendment thereto.

         10.4     Amended and Restated Executive Employment Agreement between
                  American Health Properties, Inc. and Michael J. McGee and
                  First Amendment thereto.

         10.5     Amended and Restated Executive Employment Agreement between
                  American Health Properties, Inc. and C. Gregory Schonert and
                  First Amendment thereto.

         10.6     Amended and Restated Executive Employment Agreement between
                  American Health Properties, Inc. and Steven A. Roseman and
                  First Amendment thereto.

         10.10    Supplemental Executive Retirement Plan for Joseph P. Sullivan.

         10.11    American Health Properties, Inc. 1999 Equity Incentive Plan

         27       Financial Data Schedule